Form 10-Q
period 1995-09-30
ST LAWRENCE SEAWAY CORP
filed 1995-11-13
CIK 86264

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.



For Quarter Ended                                            Commission File No.
September 30, 1995                                                 0-2040


                       THE ST. LAWRENCE SEAWAY CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


         INDIANA                                         35-1038443
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

818 Chamber of Commerce Building
320 N. Meridian Street
Indianapolis, Indiana                                               46204
---------------------                                               -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:      (317) 639-5292

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                                     No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                           Outstanding at September 1, 1995

Common Stock, $1.00
par value                                                 393,735


                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 FORM 10-Q INDEX



PART  1.  FINANCIAL INFORMATION                                       PAGE


Comparative Financial Statements


Balance Sheets - September 30, 1995
 (Unaudited) and March 31, 1995.................................        2


Statements of Income - Three months ended
 September 30, 1995 (Unaudited) and
 September 30, 1994 (Unaudited).................................        3


Statements of Income - Six months ended
 September 30, 1995 (Unaudited) and
 September 30, 1994 (Unaudited).................................        4


Statements of Cash Flow - Six months ended
 September 30, 1995 and 1994 (Unaudited) .......................        5


Notes to Financial Statements - September 30,
 1995 (Unaudited)...............................................        6


Management's Discussion and Analysis of
 Financial Condition and Results of
 Operations.....................................................        7, 8



 PART II.  OTHER INFORMATION....................................        9
 ---------------------------


SIGNATURE ......................................................        10
---------


                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS
                      SEPTEMBER 30, 1995 AND MARCH 31, 1995

                                           September 30, 1995     March 31, 1995
                                           ------------------     --------------
          ASSETS                              (Unaudited)


Current Assets:
 Cash and cash
  equivalents                                 $ 1,254,983           $ 1,260,870
 Interest receivable                                1,438                 2,633
 Fees receivables                                       0                16,650
 Prepaid items                                      8,837                 8,453
 Deferred income taxes                              4,130                 2,014
                                                ---------                 -----

         Total Current Assets                   1,269,388             1,290,620

 Fixed assets:
   Land                                           118,913               118,913
   Property & equipment                             6,600                 5,292
 Deferred items                                         0                     0
                                                    -----                 -----

         Total Assets                         $ 1,394,901           $ 1,414,825
                                              ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Payroll taxes withheld
  and accrued                                 $       453           $       721
 Accounts payable & other                          12,322                14,930
 Deferred income                                    2,736                 8,208
 Federal & state taxes payable                        413                     0
                                                      ---                 -----

         Total Liabilities                         15,924                23,859
Shareholders' Equity:
 Common stock, $1 par value;
 4,000,000 authorized, 393,735
 issued & outstanding at the
 respective dates                                 393,735               393,735
 Additional paid-in capital                       281,252               281,252
 Retained earnings                                703,990               715,979
                                                  -------              --------

Total Shareholders' Equity                    $ 1,378,977           $ 1,390,966
                                                ---------             ---------
Total Liabilities &
 Shareholders' Equity                         $ 1,394,901           $ 1,414,825
                                              ===========           ===========
See notes to financial statements

                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)


                            September 30, 1995        September 30, 1994


Revenues:
 Farm rentals                   $   2,736                   $   2,964
 Interest and dividends            16,522                      12,568
 Gain on Sale of Farm
  Properties, net                       0                           0
                                ---------                   ---------

Total revenues                     19,258                      15,532
                                ---------                   ---------

Operating costs & expenses:
 Farm related operating costs         483                         382
 Depreciation                         359                           0
 General & administrative
  expenses                         30,161                      13,013
                                ---------                   ---------

Total operating expenses           31,003                      13,395
                                ---------                   ---------

Income (Loss) before income
  taxes                           (11,745)                      2,137
(Income taxes) / Tax benefit        1,173                        (443)
                                ---------                   ---------

Net income (Loss)                 (10,572)                      1,694
                                =========                   =========
Per share data:
 Weighted average number
 of common shares outstanding     393,735                     393,735
                                =========                   =========
Earnings (loss) per common &
 common equivalent shares       $   (0.03)                  $    0.00
                                =========                   =========

See notes to financial statements


                       THE ST. LAWRENCE SEAWAY CORPORATION
                  STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED
                           SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)

                            September 30, 1995      September 30, 1994


Revenues:
 Farm rentals                   $   5,472                  $   5,928
 Interest and dividends            33,709                     22,981
 Gain on Sale of Farm
  Properties, net                       0                          0
                                ---------                  ---------
Total Revenues                     39,181                     28,909
                                ---------                  ---------

Operating costs & expenses:
 Farm related operating costs         852                        857
 Depreciation                         653                          0
 General & administrative
  expenses                         51,369                     32,818
                                ---------                  ---------

Total operating expenses           52,874                     33,675
                                ---------                  ---------

Income (loss) before income
  taxes                           (13,693)                    (4,766)

(Income taxes) / Tax benefit        1,703                        491
                                ---------                  ---------

Net income (loss)               $ (11,990)                 $  (4,275)
                                =========                  =========
Per share data:
 Weighted average number
 of common shares outstanding     393,735                    393,735
                                =========                  =========

Earnings (Loss) per common
 & common equivalent shares     $   (0.03)                 $   (0.01)
                                =========                  =========


See notes to financial statements

                       THE ST. LAWRENCE SEAWAY CORPORATION
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)

                                              September 30, 1995     September 30, 1994

Cash flows from operating activities:
Net income (loss)                                    $  ( 11,990)   $    (4,275)
Adjustments to reconcile net income to
 net cash from operating activities
  Depreciation                                               653              0

(Increase) decrease in current assets:
   Interest receivable                                     1,195           (246)
   Other receivables                                      16,650              0
   Prepaid items                                            (384)         1,886
   Deferred income tax                                    (2,116)          (754)
 (Decrease) increase in current liabilities:
   Payroll tax & other                                      (268)            (1)
   Accounts payable                                       (8,080)       (23,457)
   Income taxes payable                                      413            263
                                                     -----------    -----------

Net cash from operating activities                   $    (3,927)   $   (26,584)
                                                     -----------    -----------

Cash flows from investing activities:
    Purchase of equipment                                 (1,960)             0
                                                     -----------    -----------

Net cash from investing activities                        (1,960)             0
                                                     -----------    -----------
Cash flows from financing activities:                ___________    ___________
Net cash from financing activities                             0              0
                                                     ___________    ___________
Net Increase (decrease) in cash & cash
 equivalents                                              (5,887)       (26,584)

Cash and cash equivalents, beginning                   1,260,870      1,310,040
                                                     -----------    -----------

Cash and cash equivalents, ending                    $ 1,254,983    $ 1,283,456
                                                     ===========    ===========

Supplemental disclosures of cash flow information:

 Cash paid for income taxes                                    0            500
 Cash paid for interest expense                                0              0


See notes to financial statements

                       THE ST. LAWRENCE SEAWAY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1995




NOTE A--BASIS OF PRESENTATION

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the fiscal year ended March 31, 1995.



NOTE B--RECLASSIFICATION

The 1994 financial statements have been reclassified to conform to the format of the 1995 presentation.



NOTE C--EARNINGS PER SHARE

Primary earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding under the treasury stock method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months ended September 30, 1995 compared to Three Months ended September 30, 1994.

         Interest and dividend income increased to $16,522 in the three months ended September 30, 1995 from $12,568 in the three months ended September 30, 1994. This increase is a result of increasing rates of interest earned on available cash investments during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

         Farm rental revenues decreased slightly to $2,736 in the three months ended September 30, 1995 from $2,964 in the three months ended September 30, 1994 due to a $5/acre rent concession in the Schleman Farm Lease given in consideration of the uncertainty of crop yields due to abnormally inclement weather. Farm related operating costs and expenses increased slightly to $483 from $382 due to cost increases in the market place.

         General and administrative expenses increased to $30,161 in the three months ended September 30, 1995 from $13,013 in the three months ended September 30, 1994. This increase is primarily the result of a change in the annual meeting date (which caused expenses of such meeting to be recognized in an earlier quarter) and increased legal fees.

         As a result of the above items, the Company incurred a loss before provision for income taxes of $11,745 in the three months ended September 30, 1995 as compared to a gain before provision for income taxes of $2,137 in the comparable period a year ago.

         Federal and state income tax benefits of $1,173 were applicable in the three months ended September 30, 1995 as compared to federal and state income tax expenses of $443 in the three months ended September 30, 1994.


Results of Operations  -    Six months ended September 30, 1995, compared to six
months ended September 30, 1994.


         Interest and dividend income increased to $33,709 in the six months ended September 30, 1995, from $22,981 in the same period ended September 30, 1994. This increase is a result of increasing rates of interest earned on available cash investments.

         Farm rental revenues are less in the current six month period ended September 30, 1995 as compared to the six month period ended September 30, 1994 due to a $5/acre rent concession in the Schleman Farm Lease given in consideration of the uncertainty of crop yields due to abnormally inclement weather. Farm related operating costs and expenses are comparable for the six months ended September 30, 1995 and September 30, 1994.

         General and administrative expenses increased to $51,369 in the six months ended September 30, 1995 from $32,818 in the six months ended September 30, 1994. This increase is primarily the result of a change in the annual meeting date (which caused expenses of such meeting to be recognized in an earlier quarter) and increased legal fees.

         As a result of the above items the Company incurred a loss before provision for income taxes of $13,693 in the six months ended September 30, 1995 as compared to a loss before provision for income taxes of $4,766 in the comparable period a year ago.

         Federal and state income tax benefits of $1,703 were applicable in the six months ended September 30, 1995 as compared to federal and state income benefits of $491 that were applicable in the six months ended September 30, 1994.

Liquidity and Capital Resources


         At September 30, 1995, the Company had net working capital of $1,253,464 the major portion of which was in cash and cash equivalents. St. Lawrence has sufficient capital resources to continue its current business activities.

         The Company is currently conducting a program of exploring varied acquisition opportunities and may require the use of its assets for a purchase or partial payment for an acquisition or other opportunity. In addition, it may become necessary for St. Lawrence to incur debt of an undetermined amount to effect a purchase or merger. The Company may also issue shares of its Common Stock to effect an acquisition or merger

         St. Lawrence does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.


PART II.  OTHER INFORMATION


Item 1 - Legal Proceeding - Not Applicable



Item 2 - Changes in Securities - Not Applicable



Item 3 - Defaults upon Senior Securities - Not Applicable



Item 4 - Submission of Matters to a Vote of Security Holders - At the Company's annual meeting held on September 28, 1995, the Company's stockholders approved the election of four directors: Jack C. Brown, Joel M. Greenblatt, Daniel L. Nir and Edward B. Grier III.

Item 5 - Other Information - Not Applicable



Item 6 - Exhibits and Reports on Form 8-K -

                  A)  Exhibits - None

                  B) Reports on Form 8-K - No Form 8-K Reports were  required to be filed during the quarter ended September 30, 1995.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             THE ST. LAWRENCE SEAWAY CORPORATION
                                             Registrant





Date: 11/13/95                              /s/ Daniel L. Nir
                                            Daniel L. Nir
                                            President and Treasurer
                                           (Chief Financial Officer)





Date: 11/13/95                              /s/ Jack C. Brown
                                            Jack C. Brown
                                            Secretary