Form 10-Q/A
period 1995-09-30
ST LAWRENCE SEAWAY CORP
filed 1996-01-19
CIK 86264

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                               AMENDMENT TO REPORT
                    Filed pursuant to Section 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                       THE ST. LAWRENCE SEAWAY CORPORATION
               (Exact name of registrant as specified in charter)

                                 AMENDMENT NO. 1



                  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Report on Form 10-Q for the Quarter ended September 30, 1995, as set forth in the pages attached hereto:

Part II:

         Item 6(A) Exhibits:

                  (27) Financial Data Schedule

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE ST. LAWRENCE SEAWAY CORPORATION
                                            (Registrant)



Dated:  January 18, 1996            By:   /s/ Daniel L. Nir
                                         ------------------
                                         Daniel L. Nir
                                         Treasurer
                                        (Principal Financial Officer)

                  Item 6(A) of Part II of Registrant's Form 10-Q for the Quarter ended September 30, 1995, which presently contains no exhibits, is hereby amended to substitute therefore, the Exhibit Number 27, Financial Data Schedule attached hereto.