Form 10-Q
period 1995-12-31
ST LAWRENCE SEAWAY CORP
filed 1996-02-14
CIK 86264

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        --------------------------------


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


For Quarter Ended                                           Commission File No.
December 31, 1995                                                 0-2040


                       THE ST. LAWRENCE SEAWAY CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


         INDIANA                                         35-1038443
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

818 Chamber of Commerce Building
320 N. Meridian Street
Indianapolis, Indiana                                        46204
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:     (317) 639-5292

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

            Yes   /X/                                   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                            Outstanding at December 1, 1995

Common Stock, $1.00
par value                                                   393,735

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 FORM 10-Q INDEX




PART  1.  FINANCIAL INFORMATION                                            PAGE

Comparative Financial Statements

Balance Sheets - December 31, 1995
 (Unaudited) and March 31, 1995................                              2

Statements of Income - Three months ended
 December 31, 1995 (Unaudited) and
 December 31, 1994 (Unaudited)..................                             3

Statements of Income - Nine months ended
 December 31, 1995 (Unaudited) and
 December 31, 1994 (Unaudited)..................                             4

Statements of Cash Flows - Nine months
 ended December 31, 1995 and 1994
 (Unaudited).....................................                            5

Notes to Financial Statements -
 December 31, 1995 (Unaudited)...................                            6

Management's Discussion and Analysis
 of Financial Condition and Results
 of Operations....................................                           7-8


 PART II.  OTHER INFORMATION......................                           9

 SIGNATURES                                                                  10

 EXHIBITS                                                                    11

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS
                      DECEMBER 31, 1995 AND MARCH 31, 1995

                                                               December 31, 1995             March 31, 1995
                                                                  (Unaudited)

     ASSETS

Current Assets:
 Cash and cash equivalents                                           $  243,616                  $1,260,870
 Investment in Subsidiary                                             1,000,000                           0
 Interest receivable                                                          0                       2,633
 Fee receivables                                                              0                      16,650
 Prepaid items                                                            3,399                       8,453
 Deferred income taxes                                                    5,893                       2,014
                                                                       --------                    --------
 Total Current Assets                                                 1,252,908                   1,290,620

Fixed assets:
 Land                                                                   118,913                     118,913
 Property & equipment                                                     6,208                       5,292
                                                                      ---------                   ---------
 Total Assets:                                                      $ 1,378,029                 $ 1,414,825
                                                                    ===========                 ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Payroll taxes withheld & accrued                                           854                         721
 Accounts payable & other                                                 7,560                      14,930
 Deferred income                                                              0                       8,208
 Federal & state taxes payable                                             627                            0
 Total Liabilities                                                        9,041                      23,859

 Shareholders' Equity:
 Common stock, $1 par value;
 4,000,000 authorized, 393,735
 issued & outstanding at the
 respective dates                                                       393,735                     393,735
 Additional paid-in capital                                             281,252                     281,252
 Retained earnings                                                      694,001                     715,979
Total Shareholders' Equity                                            1,368,988                   1,390,966

Total Liabilities &                                                   1,378,029                   1,414,825
 Shareholders Equity



See notes to financial statements

                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)


                                                              December 31, 1995           December 31, 1994



Revenues:
Farm rentals                                                              2,736                       2,964
Interest & dividends                                                     16,651                      16,080

Total revenues                                                           19,387                      19,044


Operating costs & expenses:
Farm related operating costs                                                392                         386
Depreciation                                                                392                         221
General & administrative expenses                                        30,142                      50,911

Total operating expenses                                                 30,926                      51,518



Income (Loss) before income taxes                                      (11,539)                    (32,474)
(Income Taxes)/Tax benefit                                              1,549                       4,690

Net income (Loss)                                                    $  (9,990)                    (27,784)
                                                                     ==========                   =========


Per share data:
 Weighted average number of
 common shares outstanding                                              393,735                     393,735
                                                                     ==========                    ========


Earnings (Loss) per common &
 common equivalent shares                                            $   (0.03)                      (0.07)
                                                                     ==========                    ========



See notes to financial statements


                     THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED
                           DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)



                                                              December 31, 1995           December 31, 1994



Revenues:
Farm rentals                                                              8,208                       8,892
Interest & dividends                                                     50,360                      39,061

Total revenues                                                           58,568                      47,953


Operating costs & expenses:
Farm related operating costs                                              1,243                       1,243
Depreciation                                                              1,046                         221
General & administrative expenses                                        81,510                      83,727

Total operating expenses                                                 83,799                      85,191



Income (Loss) before income taxes                                      (25,231)                    (37,238)
(Income Taxes)/Tax benefit                                               3,252                       5,181

Net income (Loss)                                                   $  (21,979)                    (32,057)
                                                                     ==========                   =========


Per share data:
 Weighted average number of
 common shares outstanding                                              393,735                     393,735
                                                                     ==========                    ========


Earnings (Loss) per common &
 common equivalent shares                                            $   (0.06)                      (0.08)
                                                                     ==========                    ========




See notes to financial statements

                       THE ST. LAWRENCE SEAWAY CORPORATION
                             STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)

                                                                         December 31,            December 31,
                                                                            1995                    1994

Cash flows from operating activities:

Net Income (Loss)                                                         $  (21,979)                (32,057)
Adjustments to reconcile net income to net
 cash from operating activities

Depreciation                                                                    1,046                     221
(Increase) Decrease in current assets:

Interest receivable                                                             2,633                   1,366
Other receivables                                                              16,650                       0
Prepaid items                                                                   5,054                   2,156
Deferred income tax                                                           (3,879)                 (5,657)
(Decrease) Increase in current liabilities

Payroll tax & other                                                           (8,076)                 (8,627)
Accounts payable                                                              (7,370)                (10,030)
Income taxes payable                                                            627                     476
Net cash from operating activities                                           (15,294)                (52,152)

Cash flows from investing activities
 Purchase of subsidiary shares                                            (1,000,000)                       0
 Purchase of equipment                                                        (1,960)                       0
Net cash from investing activities                                        (1,001,960)                       0

Cash flows from financing activities

Net cash from financing activities                                                  0                       0

Net increase (decrease) in cash & cash equivalents                        (1,017,254)                (52,152)
Cash & cash equivalents, beginning                                          1,260,870               1,310,040

Cash & cash equivalents, ending                                            $  243,616               1,257,888
                                                                           ==========              ==========
Supplemental disclosures of cash flow information:
Cash paid for income taxes                                                          0                       0
Cash paid for interest expense                                                      0                       0



See notes to financial statements

                       THE ST. LAWRENCE SEAWAY CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1995



NOTE A--BASIS OF PRESENTATION

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending December 31, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1995.


NOTE B--RECLASSIFICATION

The 1994 financial statements have been reclassified to conform to the format of the 1995 presentation.


NOTE C--EARNINGS PER SHARE

Primary earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding under the treasury stock method.


NOTE D--INVESTMENT IN SUBSIDIARY

On December 28, 1995, the Company organized a wholly-owned subsidiary under the name of The St. Lawrence Fund (the "Subsidiary") as a Massachusetts business trust. The Company purchased 100,000 shares of beneficial interest in the Subsidiary at $10.00 per share.

                       THE ST. LAWRENCE SEAWAY CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months ended December 31, 1995 compared to Three Months ended December 31, 1994.

         Interest and dividend income increased to $16,651 in the three months ended December 31, 1995 from $16,080 in the three months ended December 31, 1994. This increase is a result of increasing rates of interest earned on available cash deposits during the three months ended December 31, 1995, as compared to the three months ended December 31, 1994.

         Farm rental revenues decreased slightly to $2,736 in the three months ended December 31, 1995 from $2,964 in the three months ended December 31, 1994 due to a $5/acre rent concession in the Schleman Farm Lease given in consideration of the uncertainty of crop yields due to abnormally inclement weather. Farm related operating costs and expenses were comparable in the three months ended December 31, 1995 and December 31, 1994.

         General and administrative expenses decreased significantly to $30,142 in the three months ended December 31, 1995 from $50,911 in the three months ended December 31, 1994, due to a change in the date of the annual meeting of stockholders of the Company causing expenses of such meeting to be realized in an earlier quarter.

         As a result of these items, the Company incurred a loss before provision for income taxes of $11,539 in the three months ended December 31, 1995 as compared to a loss before provision for income taxes of $32,474 in the comparable period a year ago.

Results of Operations - Nine months ended December 31, 1995, compared to nine months ended December 31, 1994.

         Interest and dividend income increased to $50,360 in the nine month period ended December 31, 1995 from $39,061 in the same period ended December 31, 1994. This increase is a result of increasing rates of interest earned on available cash deposits during the nine months ended December 31, 1995 as compared to the nine months ended December 31, 1994.

         Farm rental revenues decreased to $8,208 in the nine months ended December 31, 1995 from $8,892 in the nine months ended December 31, 1994 due to the rent concession described above. Farm related costs and expenses were the same in the current nine month period ended December 31, 1995 and the nine month period ended December 31, 1994.

         General and administrative expenses decreased slightly in the nine months ended December 31, 1995 to $81,510 as compared to $83,727 in the nine months ended December 31, 1994.

         As a result of these items the Company incurred a loss before provision for income taxes of $25,231 in the nine months ended December 31, 1995 as compared to a gain before provision for income taxes of $37,238 in the comparable period a year ago.

         Federal and state income tax benefits of $3,252 were applicable in the nine months ended December 31, 1995 as compared to federal and state income tax benefits of $5,181 that were applicable in the nine months ended December 31, 1994.




Liquidity and Capital Resources


         At December 31, 1995, St. Lawrence had net working capital of $1,243,867 the major portion of which was invested in the Subsidiary. St. Lawrence has sufficient capital resources to continue its current business activities.

         The Company is currently exploring the possibility of utilizing the Subsidiary to invest in securities or to continue its search for varied acquisition opportunities and may require the use of its assets for a purchase or partial payment for an acquisition or other opportunity. In addition, it may become necessary for the Company to incur debt of an undetermined amount to effect a purchase or merger. The Company may also issue shares of its Common Stock to effect an acquisition or merger.

         St. Lawrence does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.

PART II.  Other Information

 Item 1 - Legal Proceeding - Not Applicable

 Item 2 - Changes in Securities - Not Applicable

 Item 3 - Defaults upon Senior Securities - Not Applicable

 Item 4 - Submission of Matters to a Vote of Security Holders -
          Not Applicable

 Item 5 - Other Information - Not Applicable

 Item 6 - Exhibits and Reports on Form 8-K -

             Item 6(a) Exhibits -
             (27) Financial Data Schedule

             Item 6(b) Reports on Form 8-K -
             No reports on Form 8-K were required to be filed for th quarter for which this report is filed.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            THE ST. LAWRENCE SEAWAY CORPORATION
                                            Registrant



Date:  2/13/96                              /s/ Daniel L. Nir
                                            Daniel L. Nir
                                            President and Treasurer






Date:  2/13/96                              /s/ Jack C. Brown
                                            Jack C. Brown
                                            Secretary