Form 10-K
period 1996-03-31
ST LAWRENCE SEAWAY CORP
filed 1996-07-01
CIK 86264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- --- OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --- ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-2040

                       THE ST. LAWRENCE SEAWAY CORPORATION
             (Exact name of registrant as specified in its charter)

          Indiana                                           35-1038443
(State or other jurisdiction                     (I.R.S. Employer Identification
of corporation or organization)                               Number)

320 N. Meridian St., Suite 818                                46204
Indianapolis, Indiana                                       (Zip Code)
(Address of principal executive offices)

                                 (317) 639-5292
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                                                        Name of Exchange on
           Title of each class                            Which Registered
           -------------------                            ----------------
  Common Stock, par value $1.00 per share                       None

  Securities registered pursuant to Section 12(b) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [x] No [ ]

  The aggregate market value of Common stock held by non-affiliates of the registrant as of May 31, 1996 was approximately $808,197.

  The number of shares of Common Stock of the registrant outstanding as of June 26, 1996 was 393,735.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement to be used in connection with the registrant's 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.


                       The St. Lawrence Seaway Corporation

                                     Part I

Item 1 - Business


     Recent Developments

     On December 31, 1995, The St. Lawrence Seaway Corporation (the "Company" or "St. Lawrence") organized a wholly-owned subsidiary as a Massachusetts business trust under the name "The St. Lawrence Fund" (the "Subsidiary") for the purpose of investing in securities. At such time, the Company intended to register the Subsidiary as a closed-end investment company and to distribute beneficial shares of the Subsidiary to the Company's shareholders. Subsequently, the Company determined that because of tax considerations, such steps would not be practical or in the best interest of the Company's shareholders and, accordingly, determined to dissolve the Subsidiary, effective as of May 31, 1996. A Certificate of Termination and Plan of Dissolution of the Subsidiary was filed with the Massachusetts Secretary of State on June 12, 1996, and the Company's original investment in the Subsidiary was distributed to it with interest in accordance with such Plan of Dissolution.

     Company History

     The Company is an Indiana corporation organized on March 31, 1959, which, since such date has principally engaged in farming, timber harvesting and other traditional agricultural activities. During the last six years, the Company's only other operating activity has been the sale of certain farming acreage, and investment of its remaining liquid assets, primarily in interest bearing cash equivalent securities.


     Description of Business

     The Company is engaged in a search for other business opportunities which may or may not be related to its present agricultural, cash management and other investment activities.

     (a) Agricultural Activities -- At March 31, 1996, St. Lawrence was the owner of one parcel of agricultural real estate in Northern Indiana comprising approximately 195 acres. This real estate, known as Schleman Farm, is primarily devoted to farming activities under the cash lease method of operation. The cash lease method of operation involves the leasing of the property to farmers who are directly responsible for the operation of the Farm and who pay St. Lawrence a rental fee covering a ten-month period for the use of the property for farming and related activities. St. Lawrence generally receives these rental payments at one time or in semi-annual installments. Real estate taxes and other minor expenses, such as insurance, are the responsibility of St. Lawrence in some instances.

     St. Lawrence has engaged the services of a farm management company, Halderman Farm Management Service, Inc., of Wabash, Indiana ("Halderman"). Under the current contract, Halderman manages, and is responsible for the negotiation of all leases, tenant contracts, and general operations and programs of the Schleman Farm. Halderman is compensated on a quarterly per-acre fee basis. It has managed the current and former farm properties of the Company for more than ten years.

     (b) Cash Management and Other Investments -- During the fiscal year ended March 31, 1996, the Company continued its practice of maintaining its other assets in relatively liquid interest/dividend bearing money market investments. A portion of such assets were transferred to the Subsidiary and maintained by it in a similar money market account, until distributed to the Company pursuant to the Plan of Dissolution thereof. The Company is engaged in a search for other business opportunities and, accordingly, such assets may be used for an acquisition or for a partial payment of an acquisition or for the commencement of a new business.

     Financing Arrangements

     The  Company's  real  estate  is  unencumbered.  Furthermore,  the  Company currently has no debt for borrowed funds or similar obligations or contingencies. The Company may incur debt of an undetermined amount to effect an acquisition or commence a new business. St. Lawrence does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.

     Licenses and Trademarks, etc.

     The business of St. Lawrence is not currently dependent upon any patent, trademark, franchise or license.

     Governmental Regulation

     St. Lawrence believes it is in compliance with all federal, state and local regulations including all applicable environmental matters.

     Seasonality

     Although farm operations are generally conducted during the summer months, St. Lawrence receives the majority of its rental and other payments based upon a definitive schedule and therefore seasonal or weather factors generally do not have an effect on the revenues of the Company.

     Employees

     The Company has only one full time salaried employee at this time.

     Mr. Jack C. Brown, Secretary of St. Lawrence receives a monthly fee of $500 for administrative services that he renders to the Company. Such fee is paid pursuant to a month to month arrangement.

Item 2 - Properties

     At March 31, 1996, the Company owned one parcel of agricultural real estate in Porter County, Indiana comprising approximately 195 acres. Only a portion of the property, known as Schleman Farm, is suitable for farming purposes. The balance is wooded and from time-to-time is suitable to some extent for timber harvesting operations. In the past, St. Lawrence has harvested excess timber from its various properties. Such timber harvesting has occurred at intermittent times and there can be no assurances that there will be timber activities at Schleman Farm in the future.

Item 3 - Legal Proceedings

     St. Lawrence is not a party to nor is any of its property the subject of any material legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     Part II

Item 5 - Market For the Company's Common Equity and Related Stockholder Matters.

     Market information

     The Company's common stock is not currently listed for trading on any exchange. The following table sets forth the high and low bid price for each quarterly period during the fiscal years 1996 and 1995, as reported by the National Quotation Bureau, Inc. from the pink sheets and the OTC Bulletin Board. Such price data reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Year                       Quarter                     High                Low
- ----                       -------                     ----                ---

1996                        First                      $1.88               $1.50
                            Second                     $2.13               $1.75
                            Third                      $2.25               $1.88
                            Fourth                     $2.50               $2.00

1995                        First                      $1.63               $1.50
                            Second                   *Unpriced
                            Third                    *Unpriced
                            Fourth                   *Unpriced

     Dividends

     It is the present policy of the Board of Directors of St. Lawrence to retain earnings, if any, to finance the future expansion of the Company. No cash dividends are expected to be paid in the future.

     Number of Stockholders

     As of June 26, 1996, there were approximately 1,382 holders of record of the Company's Common Stock.


Item 6 - Selected Financial Data

                             Selected Financial Data
                              Years Ended March 31,

     The following table sets forth selected financial information with respect to the Company for the five fiscal years ended March 31, 1996. The information set forth in the following table should be read in connection with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with the Company's audited Financial Statements and Notes thereto appearing elsewhere in this Report.


                                                    1996               1995              1994              1993               1992
                                                    ----               ----              ----              ----               ----
REVENUES:
Interest & Dividends                               59,858             55,311             34,855            33,085            50,913
Farm Rentals & Sales                                9,120              9,804             21,913            34,725            34,665
Gain on Sale of Farm
 Properties, net                                        0                  0             80,779            80,183                 0
Other                                                   0                  0                 48                 0               216
                                                   ------              ------            ------            ------             ------
Total                                              68,978             65,115            137,595           147,993            85,794
                                                   ------             ------            -------           -------            ------

COSTS & EXPENSES:

Farm Related                                        1,243              1,634              2,155             4,327             4,867
General and
 Administrative                                   147,748            154,053            111,306           105,365           103,649
Other                                               1,438                588                  0                 0             1,558
                                                   ------             ------            -------           -------            ------

  Total                                           150,429            156,275            113,461           109,692           109,926

Income (Loss) Before
 Extraordinary Items
 And Income Taxes                                 (81,451)           (91,160)            24,134            38,301           (24,132)

Income Tax
 Expense (Benefit)                                   (735)            (5,429)             8,048            10,289            (2,751)
                                                    -----            -------             ------            ------            -------
Net Income (loss)                                 (82,186)           (85,731)         $  16,086         $  28,012         $ (21,381)



Income (Loss) per
 Common Share                                       (0.21)             (0.22)             $0.04             $0.07          $ (0.05)
                                                    -----              -----              -----             -----          -------

Weighted Average Number
 of Common Shares
 Outstanding                                      393,735            393,735            395,005           406,740           409,036

                                                   1996               1995               1994               1993             1992
                                                   ----               ----               ----               ----             ----
BALANCE SHEET DATA:

Total Assets                                    1,370,874          1,414,825          1,507,513         1,499,482         1,492,007
Total Liabilities                                  62,094             23,859             30,817            35,835            35,856
Shareholders' Equity                            1,308,780          1,390,966          1,476,696         1,463,647         1,456,151


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Year Ended March 31, 1996, as compared to Year Ended March 31, 1995.

     Interest and dividend income increased to $59,858 in the year ended March 31, 1996, from $55,311 in the previous year. The increase is a result of higher interest rates received in cash invested in the year ended March 31, 1996.

     Farm rental revenue decreased to $9,120 in the year ended March 31, 1996 from $9,804 in fiscal year 1995 because the lease for the Schleman Farm contains a $5/acre rent concession given in consideration of the uncertainty of crop yields due to abnormally inclement weather.

     General and administrative expenses decreased to $141,748 in the year ended March 31, 1996 from $148,053 on the year ended March 31, 1995 principally due to reduced legal and other professional expenses currently recognized in the Company's Statement of Income as of March 31, 1995.

     As a result of the above items, the Company had a loss of $81,451 before taxes in the year ended March 31, 1996, as compared to a loss of $91,160 before taxes in the year ended March 31, 1995.

     The income tax paid in the current year was $735. An income tax benefit of $5,429 was received in the year ended March 31, 1995 as a result of the loss realized in that year.

     Year Ended March 31, 1995, as compared to Year Ended March 31, 1994.

     Interest and dividend income increased to $55,311 in the year ended March 31, 1995, from $34,855 in the previous year. The increase is a result of higher interest rates received in cash invested in the year ended March 31, 1995.

     Farm rental revenue decreased in the year ended March 31, 1995 because fiscal year 1995 was the first year that there were no carry-over rentals from the sale of previously owned farm properties and because the new lease for the Schleman Farm contains a $5/acre rent concession given in consideration of the uncertainty of crop yields due to abnormally inclement weather.

     A net increase of approximately $54,700 in general and administrative expenses occurred in the year ended March 31, 1995 principally due to deferred legal and other expenses currently recognized in the Company's Statement of Income as of March 31, 1995. The Company's other actual expenses were comparable in the year ended March 31, 1995 with prior years.


     As a result of the above items, the Company had a loss of $91,160 before taxes in the year ended March 31, 1995, as compared to a profit of $24,134 before taxes in the year ended March 31, 1994.

     The income tax benefit in the current year was $5,429 as a result of the loss realized in the year ended March 31, 1995. An income tax of $8,048 was paid in the year ended March 31, 1994 as a result of profit realized in that year.

     Year Ended March 31, 1994, as compared to Year Ended March 31, 1993.

     Interest and dividend income increased to $34,855 in the year ended March 31, 1994, from $33,085 in the previous year. The increase is a result of slightly higher interest rates received on cash invested in the year ended March 31, 1994.

     Farm rental revenue and farm related costs and expenses decreased in the year ended March 31, 1994, due to the sale on August 2, 1993, of the Company's Airport Farm property of approximately 205 acres. The Company continued to receive farm rental revenues from the Airport Farm through December 31, 1993.

     A net increase of approximately $6,000 in general and administrative expenses occurred in the year ended March 31, 1994, due to increased professional fees (including legal and accounting costs), salaries and annual meeting expenses of an aggregate of approximately $20,000 which were offset by decreases in certain other expenses.

     In the year ended March 31, 1994, the Company realized, after all costs and expenses, a gain on the sale of farm property of $80,779 before applicable income taxes. A sale by the Company of comparable farm property occurred in the year ended March 31, 1993, which provided a gain of $80,301 before applicable income taxes.

     As a result of the above items, the Company achieved a profit of $24,134 before taxes in the year ended March 31, 1994, as compared to a profit of $38,301 before taxes in the year ended March 3l, 1993.

     The income tax provision in the current year was $8,048 as a result of the profit realized in the year ended March 31, 1994. An income tax of $10,289 was paid in the year ended March 31, 1993, as a result of profit realized in that year.

     Liquidity and Capital Resources

     At March 31, 1996, the Company and Subsidiary had net working capital of $1,184,051, the major portion of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.


     The Company may require the use of its assets for a purchase or partial payment for an acquisition or in connection with another business opportunity. In addition, St. Lawrence may incur debt of an undetermined amount to effect an acquisition or in connection with another business opportunity. It may also issue its securities in connection with an acquisition or other business opportunity.

     St. Lawrence does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.

Item 8 - Financial  Statements and Supplementary Data

     Annexed hereto starting on Page 16.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

     The information required by this Item 10 is hereby incorporated by reference to a definitive proxy statement involving the election of directors which is expected to be filed by the Company will 120 days after the close of its fiscal year.

Item 11 - Executive Compensation

     The information required by this Item 11 is hereby incorporated by reference to a definitive proxy statement involving the election of directors which is expected to be filed by the Company within 120 days after the close of its fiscal year.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item 12 is hereby incorporated by reference to a definitive proxy statement involving the election of directors which is expected to be filed by the Company within 120 days after the close of its fiscal year.

Item 13 - Certain Relationships and Related Transactions

     The information required by this Item 13 is hereby incorporated by reference to a definitive proxy statement involving the election of directors which is expected to be filed by the Company within 120 days after the close of its fiscal year.


                                     PART IV

Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) Financial Statements:                                              Page No.
                                                                       --------
    Independent Auditor's Report                                          16
    Consolidated Balance Sheets                                           17
    Consolidated Statements of Income                                     18
    Consolidated Statement of Shareholders' Equity                        19
    Consolidated Statements of Cash Flows                                 20
    Notes to Financial Statements                                         21-25

    Financial Schedules:

    X -    Supplementary Income Statement                                 26
           Information

Schedules other than those listed above are omitted for the reason that they are not required or not appropriates or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

           A report on Form 8-K was filed by the Company on January 19, 1996 in connection with the organization of the Subsidiary. This was the only report on Form 8-K filed by the Company during the quarter ended March 31, 1996. However, subsequent thereto, but prior to the date hereof, a report on Form 8-K was filed with respect the dissolution of the Subsidiary.

(c) Exhibits

           (3) (i) Articles of Incorporation of The St. Lawrence Seaway Corporation, as amended. (Incorporated by reference to Exhibit
                (C) (3) (i) to the Annual Report of The St. Lawrence Seaway Corporation for the fiscal year ended March 31, 1991.)


                (ii) By-Laws of The St. Lawrence Seaway Corporation (Incorporated by reference to Exhibit (C) (3) (ii) to the Annual Report of The St. Lawrence Seaway Corporation on Form 10-K for the fiscal year ended March 31, 1987.)

           (10) (i) Stock Option Agreements, each dated September 21, 1987, between The St. Lawrence Seaway Corporation and each of Jack C. Brown, Philip I. Berman, and Albert Friedman. (Incorporated by reference to Exhibit (C) (10) (i) to the Annual Report of The St. Lawrence Seaway Corporation on Form 10K for the fiscal year ended March 31, 1988.)

                (ii) Agreement, dated July 31, 1986 by and between The St. Lawrence Seaway Corporation and Bernard Zimmerman & Company, Inc. (Incorporated by reference to Exhibit 2 to the 10-Q of The St. Lawrence Seaway Corporation for the 6 months ended June 30, 1986.)

                (iii) St. Clair Farm Property Option and Sale Agreement, dated March 31, 1992. (Incorporated by reference to the Exhibit (C)
                (10) (iii) to the Annual Report of The St. Lawrence Seaway Corporation on Form 10K for the fiscal year ended March 31, 1992.)

                (iv) Airport Farm Property Option and Sale Agreement, dated March 25, 1993.

                (v) Amendment No. I to Stock Option Agreement between The St. Lawrence Seaway Corporation and Jack C. Brown dated August 28, 1992.

                (vi) Amendment No. 1 to Stock Option Agreement between The St. Lawrence Seaway Corporation and Albert Friedman dated August 28, 1992.

                (vii) Amendment No. I to the Warrant issued to Bernard Zimmerman & Co. Inc. dated August 28, 1992.

                (viii) Stock Option Agreement, dated August 28, 1992 between The St. Lawrence Seaway Corporation and Wayne J. Zimmerman.

                (ix) Stock Sale Agreement, dated June 24, 1993 between Bernard Zimmerman & Co., Inc. and Industrial Development Partners. (Incorporated by reference to Exhibit 7(a) to Current Report on Form 8-K dated September 30, 1993).


                (x) Assignment and Assumption Agreement dated as of July 30, 1993. (Incorporated by reference to Exhibit 7(b) to Current Report on Form 8-K dated September 30, 1993.)

           (22) Subsidiaries of the Company -- Filed herewith.

           (27) Financial Data Schedule -- Filed herewith.








    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (who included a majority of the Board of Directors) on behalf of the registrant and in the capacities indicated on June 28, 1996.


    Signatures                           Title                                      Date

/s/ Daniel L. Nir                        President, Treasurer                    June 28, 1996
- -----------------------                  and Director
Daniel L. Nir
(Principal Financial
Officer)

/s/ Joel M. Greenblatt                   Chairman of the Board,                  June 28, 1996
- ----------------------                   and Director
Joel M. Greenblatt
(Principal Executive
Officer)

/s/ Jack C. Brown                        Secretary and Director                  June 28, 1996
- -----------------------
Jack C. Brown

/s/ Edward B. Grier III                  Director                                June 28, 1996
- -----------------------
Edward B. Grier III



SALLEE & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
- --------------------------------------------------------------------------------
                                                           MEMBER
                                                           AICPA
                                                           TAX DIVISION
                                                           DIVISION OF FIRMS:
                                                            SEC PRACTICE SECTION
                                                           INDIANA CPASOCIETY

Board of Directors
The St. Lawrence Seaway Corporation
INDIANAPOLIS, Indiana

                         REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying balance sheets of THE ST. LAWRENCE SEAWAY CORPORATION AND SUBSIDIARY as of March 31, 1996 and 1995, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require, that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting, principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of THE ST. LAWRENCE SEAWAY CORPORATION AND SUBSIDIARY as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

May 22, 1996

                              /s/ Sallee & Company




             1509 J STREET, P.O. BOX 1148, BEDFORD, INDIANA 47421,
                         812-275-4444 (FAX) 812-275-3300


                       THE ST. LAWRENCE SEAWAY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1996 AND MARCH 31, 1995


                                                                                       1996                        1995
                                                                                       ----                        ----
Current assets:
   Cash and cash equivalents                                                      $  1,232,478                    1,260,870
   Interest and other receivables                                                       11,104                       19,283
   Prepaid items                                                                           549                        8,453
   Deferred tax benefits                                                                 2,014                        2,014
                                                                                  ------------                    ---------
     Total Current Assets                                                            1,246,145                    1,290,620

Property, plant and equipment:
   Land                                                                                118,913                      118,913
   Equipment, net                                                                        5,816                        5,292
                                                                                  ------------                    ---------
Total Assets                                                                      $  1,370,874                    1,414,825
                                                                                  ============                    =========




                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Payroll taxes withheld and accrued                                             $        454                          721
   Accounts payable & other                                                             53,432                       14,930
   Deferred income                                                                       8,208                        8,208
                                                                                  ------------                    ---------
Total Liabilities                                                                       62,094                       23,859

Shareholders' equity:
   Common stock, par value $1,
     4,000,000 authorized, 393,735 issued
     and outstanding at the respective dates                                           393,735                      393,735
   Additional paid-in capital                                                          281,252                      281,252
   Retained earnings                                                                   633,793                      715,979
                                                                                  ------------                    ---------
Total Shareholders' Equity                                                           1,308,780                    1,390,966
                                                                                  ------------                    ---------
Total Liabilities and Shareholders' Equity                                        $  1,370,874                    1,414,825
                                                                                  ============                    =========


The accompanying notes are an integral part of these financial statements.

                       THE ST. LAWRENCE SEAWAY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                                                 YEARS ENDED MARCH 31,
                                                 ---------------------
                                           1996          1995          1994
                                           ----          ----          ----
Revenues:
   Farm rentals                         $  9,120         9,804        21,913
   Gain on asset sales                         0             0        80,779
   Interest and dividends                 59,858        55,311        34,855
   Other                                       0             0            48
                                        --------       -------        ------
Total revenues                            68,978        65,115       137,595



Operating costs and expenses:
   Farm related operating costs            1,243         1,634         2,155
   Depreciation                            1,438           588             0
   Consulting fees-Note 4                  6,000         6,000        18,000
   General and administrative expenses   141,748       148,053        93,306
                                        --------       -------        ------
Total operating expenses                 150,429       156,275       113,461


Income (Loss) before income taxes        (81,451)      (91,160)       24,134

Income taxes /(Tax benefit)                  735        (5,429)        8,048
                                        --------       -------        ------
Net income (loss)                       $(82,186)      (85,731)       16,086
                                        ========       =======        ======




Per share data:
   Weighted average number
     of common shares outstanding        393,735       393,735       395,005
                                        --------       -------        ------


Primary earnings per common
   and common equivalent shares         $  (0.21)        (0.22)         0.04
                                        ========       =======        ======


The accompanying notes are an integral part of these financial statements.

                      THE ST. LAWRENCE SEAWAY CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                 Common stock         Additional
                                             Number of     Par         Paid-in       Retained
                                               shares    Value $1      Capital       Earnings
                                               ------    --------      -------       --------

Balance at March 31, 1993                      395,259    $395,259     $282,764      $785,624

   Stock purchase                               (1,524)     (1,524)      (1,512)

   Net income for 1994                                                                 16,086
                                               -------    --------     --------      --------

Balance at March 31, 1994                      393,735     393,735      281,252       801,710

   Net loss for 1995                                                                  (85,731)
                                               -------    --------     --------      --------

Balance at March 31, 1995                      393,735     393,735      281,252       715,979

   Net loss for 1996                                                                  (82,186)
                                               -------    --------     --------      --------

Balance at March 31, 1996                      393,735    $393,735     $281,252      $633,793
                                               =======    ========     ========      ========

The accompanying notes are an integral part of these financial statements.

                      THE ST. LAWRENCE SEAWAY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                 1996          1995          1994
                                                 ----          ----          ----
Cash flows from operating activities:
Net Income (Loss)                            $  (82,186)      (85,731)       16,086
Adjustments to reconcile net income to
  net cash from operating activities
   Depreciation                                   1,438           588             0
   (Gain) Loss on asset sales                         0             0       (80,779)
   (Increase) in deferred items                       0        70,000       (70,000)
(Increase) Decrease in current assets:
   Interest receivable                                0        (1,267)         (366)
   Other receivables                              8,179       (16,650)            0
   Prepaid items                                  7,904        (3,273)       (4,921)
   Deferred income tax                                0             0         2,266
(Decrease) Increase in current liabilities:
   Payroll tax & other                             (267)           25           167
   Accounts payable                              38,502        (6,982)       (4,212)
   Income taxes payable                               0             0          (974)
                                             ----------     ---------     ---------
      Net cash from operating activities        (26,430)      (43,290)     (142,733)

Cash flows from investing activities:
   Purchase of equipment                         (1,962)       (5,880)            0
   Proceeds from asset sales                          0             0       291,940
                                             ----------     ---------     ---------
       Net cash from investing activities        (1,962)       (5,880)      291,940

Cash flows from financing activities:
   Purchase and retirement of Company stock           0             0        (3,036)
                                             ----------     ---------     ---------
       Net cash from financing activities             0             0        (3,036)

Net increase in cash and cash equivalents       (28,392)      (49,170)      146,171

Cash and cash equivalents, beginning          1,260,870     1,310,040     1,163,869
                                             ----------     ---------     ---------
Cash and cash equivalents, ending            $1,232,478     1,260,870     1,310,040
                                             ==========     =========     =========


Supplemental disclosures of cash flow information:
   Cash paid for income taxes                         0           500        11,463
   Cash paid for interest expenses                    0             0             0

The accompanying notes are an integral part of these financial statements.

                       THE ST. LAWRENCE SEAWAY CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             The following is a summary of the significant accounting policies observed in the preparation of the consolidated financial statements for The St. Lawrence Seaway Corporation (the "Company") and its subsidiary, The St. Lawrence Fund.

BASIS OF PRESENTATION:

             The accounts are maintained on the accrual method of accounting in accordance with generally accepted accounting principles for financial statement purposes. Under this method, revenue is recognized when earned and expenses are recognized when incurred.

             The St. Lawrence Fund, an unincorporated Massachusetts business trust, was established on or about December 31, 1995, to invest certain funds of the parent company. All funds are held in cash accounts and are included in the cash equivalents of the parent company.

PRINCIPLES OF CONSOLIDATION:

             The consolidated financial statements include the assets and revenues earned of the subsidiary unincorporated business trust, The St. Lawrence Fund. No intercompany transactions other than the initial investment were made between the parent company and subsidiary business trust.

LAND:

             Land was purchased in 1961 for agriculture related purposes and is recorded at the original historical cost of $118,913.

EARNINGS PER SHARE:

             Primary earnings per share and fully diluted earnings per share are computed, when applicable, using the weighted average number of shares of common stock and common stock equivalents outstanding under the modified treasury stock method. Common stock equivalents include all common stock options and warrants outstanding during each of the periods presented.



                       THE ST. LAWRENCE SEAWAY CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES:

             The provision for income taxes charged against earnings relates to all items of revenue and expense recognized for financial accounting purposes during each of the years presented. The actual current tax liability may be different than the charge against earnings due to the effect of cash rents received in advance resulting in deferred income tax. These deferred tax benefits are temporary in nature and will offset upon the expiration of all land rental contracts. No material deferred tax benefits or liabilities exist as of the dates of the balance sheets.

RECLASSIFICATION:

             The 1995 and 1994  financial  statements  have  been  reclassified,
where  necessary,   to  conform  to  the  presentation  of  the  1996  financial statements.

CASH FLOWS:

             For purposes of reporting cash flows, cash and cash equivalents include all cash in banks and cash accumulation funds including funds invested under provisions of the subsidiary trust.

DEPRECIATION:

             Property and equipment, consisting of small office equipment, is stated at cost. Depreciation is computed using the straight-line method over a five-year estimated useful life. Expenditures for maintenance and repairs that do not extend useful lives are charged to income as incurred. Total accumulated depreciation as of March 31, 1996 and 1995, was $2,026 and $588 respectively.


                       THE ST. LAWRENCE SEAWAY CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SHAREHOLDERS' EQUITY

             The Company has a common stock warrant outstanding for the purchase of 100,000 shares of common stock at $3.00 per share. The warrant was originally issued in connection with the sale by the Company of 50,000 shares of common stock during 1986 to Bernard Zimmerman & Co. Inc. The warrant and common stock were subsequently sold and transferred to The Windward Group, L.L.C. (formerly Industrial Development Partners), pursuant to an agreement dated September 30, 1993. The warrant expires on September 24, 1997.

             The Company has a stock option plan originally adopted by the shareholders on June 12, 1978, and revised and approved by the shareholders on June 13, 1983, September 21, 1987,and August 28, 1992. The revised plan provides that 15,000 shares of the Corporation's stock be set aside at an exercise price of $3.00 per share for Mr. Jack C. Brown, a Director of the Company. Mr. Brown's option is currently exercisable with respect to all 15,000 shares and, if not exercised, will expire on September 21, 1997.

             The Company has 4,000,000 authorized $1 par value common shares. As of March 31, 1996 and 1995, there were 393,735 common shares issued and outstanding.

NOTE 3. STOCK PURCHASE

             On February 4, 1994, the Company purchased 1,524 of its common shares in the open market at a price of $1.99 per common share. The shares, as acquired, were immediately cancelled and returned to the status of authorized and unissued.


                       THE ST. LAWRENCE SEAWAY CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. RELATED PARTIES

             During the fiscal years ending March 31, 1996, 1995 and 1994, the Company paid to Jack C. Brown, Secretary and a Director, an annual administrative fee of $6,000, which was paid monthly in the amount of $500. During fiscal year 1994, the Company paid The Zimmerman Group, Inc., of which the former president of the Company is the Senior Vice President and a former director is President, a monthly fee of $2,000 for financial consulting services including the evaluation of acquisition and merger opportunities. The consulting arrangement with The Zimmerman Group expired on September 30, 1993 and was not renewed.

NOTE 5. INCOME TAXES

             As of March 31, 1996, the company has loss carryforwards of approximately $195,000 that may be used to offset future taxable income. If not used, the carryforwards will expire in 2011. Provisions for current and deferred federal and state tax liabilities are immaterial to these financial statements.

NOTE 6.  DEFERRED ITEMS

             Certain legal and other expenses in the amount of $70,000 as of were deferred in connection with the filing of a registration statement with the Securities and Exchange Commission in 1994. Upon the withdrawal of the registration statement, which occurred during 1995, total related costs of approximately $53,000 were recognized.


                       THE ST. LAWRENCE SEAWAY CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. SUBSIDIARY INVESTMENT

             On December 31, 1995, the Company organized a wholly-owned subsidiary under the name of The St. Lawrence Seaway Fund as a Massachusetts business trust for the purpose of investing in securities. The Company purchased 100,000 shares of beneficial interest in the trust at $10 per share on January 3, 1996. The Company intended to register the Subsidiary with the Securities and Exchange Commission as a closed-end investment company. Subsequent to the balance sheet date, the Company determined that because of tax considerations, such steps would not be practical or in the best interest of the Company's shareholders and, accordingly, as of May 31, 1996, dissolved the Subsidiary.










                                                                      SCHEDULE X

                      THE ST. LAWRENCE SEAWAY CORPORATION
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994


- --------------------------------------------------------------------------------
          COLUMN A                                  COLUMN B
- --------------------------------------------------------------------------------

           ITEM                           CHARGED TO COSTS AND EXPENSES
- --------------------------------------------------------------------------------
                                                      YEARS ENDED MARCH 31,
                                                    1996       1995      1994
                                                  ------------------------------

Maintenance and repairs ....................      $1,420      $  903      $1,078

Depreciation and amortization of
   intangible assets, preoperating
   costs and similar deferral ..............      $1,438      $  588      $    0

Taxes, other than payroll and
   income taxes ............................      $2,286      $2,007      $  714

Royalties ..................................        NONE        NONE        NONE

Advertising costs ..........................        NONE        NONE        NONE



