Form 10-K/A
period 1996-03-31
ST LAWRENCE SEAWAY CORP
filed 1996-07-25
CIK 86264

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                       AMENDMENT TO APPLICATION OR REPORT
                  Filed pursuant to Section 12, 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                       THE ST. LAWRENCE SEAWAY CORPORATION
               (Exact name of registrant as specified in charter)

                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the Fiscal Year ended March 31, 1996, as set forth in the pages attached hereto:

Item 10:        Directors and Executive Officers of the Registrant

Item 11:        Executive Compensation

Item 12:        Security Ownership of Certain Beneficial Owners and

Item 13:        Certain Relationships and Related Transactions

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE ST. LAWRENCE SEAWAY CORPORATION
                                             (Registrant)


Dated:  July 25, 1996                               By:  /s/ Daniel L. Nir
                                                       -------------------
                                                       Daniel L. Nir
                                                       Treasurer
                                                   (Principal Financial Officer)





     The text of Items 10, 11, 12 and 13 comprising Part III of Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1996, which presently consists of an incorporation by reference to registrant's definitive proxy statement, is hereby amended to substitute therefor the full text of such Items as set forth in the pages attached hereto.


                         AMENDED ITEMS 10, 11, 12 AND 13
                                     OF THE
                          ANNUAL REPORT ON FORM 10-K OF
               THE ST. LAWRENCE SEAWAY CORPORATION (the "Company")
                    FOR ITS FISCAL YEAR ENDED MARCH 31, 1996


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     Set forth in the following table are the names and ages of all persons who were members of the Board of Directors of the Company at March 31, 1996, all positions and offices with the Company held by such persons, their business experience, the period during which they have served as members of the board of directors and other directorships held by them.



                                                      Business
                                                      Experience
Directors/Position                  Director          During Last                    Other
In Company           Age            Since             Five Years                     Directorships
- ----------           ---            -----             ----------                     -------------



Jack C. Brown        77             1959              Attorney at Law                None
Secretary                                             Indianapolis,
                                                      Indiana
                                                      since 1945

Joel M. Greenblatt   38             1993              Managing Partner               Director since August
                                                      of Gotham                      1994 of Alliant
                                                      Capital III L.P                Techsystems, Inc., a
                                                      ("Gotham") and its             Delaware corporation
                                                      predecessors since 1985        which supplies
                                                      Gotham is a private            weapons systems
                                                      investment partnership         to the milatary and
                                                      which owns securities,         its allies.
                                                      equity interests, distressed
                                                      debt, trade claims and
                                                      bonds, derivatives, and
                                                      options and warrants of
                                                      issuers engaged in a variety
                                                      of businesses.


Daniel L. Nir        35             1993              Managing Partner               Director since August
President and                                         of Gotham since 1991           1994 of Alliant
Treasurer                                             and general partner of         Techsystems, Inc., a
                                                      Gotham prior  thereto.         Delaware  corporation
                                                                                     which supplies  weapons
                                                                                     systems to the United
                                                                                     States  military and its
                                                                                     allies.

Edward B. Grier      38             1993              Vice President of              None
                                                      Gotham since 1991
                                                      and a limited partner
                                                      of Gotham since January
                                                      1, 1995.  Mr. Grier was
                                                      vice president of Smith
                                                      New Court, a merger
                                                      and restructuring advisory
                                                      firm from 1990-91, a
                                                      research associate with
                                                      Paine Webber, Inc. from
                                                      1987-90, and a senior
                                                      financial analyst with
                                                      Transworld Corporation
                                                      from 1985-87.


     Directors of the Company are elected by a plurality of the votes cast at the Annual Meeting of Shareholders. Each Director's current term of office will expire at the next annual meeting of Shareholders or when a successor is duly elected and qualified. Executive officers of the Company are elected annually for a term of office expiring at the Board of Directors meeting immediately following the next succeeding Annual Meeting of Shareholders, or until their successors are duly elected and qualified.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to the Company during the fiscal year ended March 31, 1996 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 1996, no director, officer or beneficial owner of more than 10% of the Company's equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal years ended March 31, 1996 and March 31, 1995.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     Except as noted below,  neither the Company's Chief  Executive  Officer nor
any  other  executive   officers  of  the  Company   (collectively   the  "Named
Executives") received salary, bonus or other annual compensation for rendering services to the Company during the fiscal years ended March 31, 1996, March 31, 1995 and March 31, 1994.

     During a portion of the fiscal year ended March 31, 1994 and during all of the fiscal years ended March 31, 1995 and March 31, 1996, pursuant to a Consulting Agreement dated as of September 30, 1993 between Bernard Zimmerman & Co., Inc. and the Windward Group, L.L.C., a principal stockholder of the Company, Bernard Zimmerman & Co. was paid for consulting services provided for the benefit of the Company. In the period from October 1, 1993 through March 31, 1994, Bernard Zimmerman & Co. was paid $18,000. In each of the fiscal periods from April 1, 1994 through March 31, 1995 and April 1, 1995 through March 31, 1996, Bernard Zimmerman & Co. was paid $36,000. All such payments were made by the Windward Group, L.L.C. No Company funds were used to make such payments.

     During the three fiscal years ended March 31, 1996, the Company paid to Jack C. Brown, Secretary and a Director, a monthly fee of $500 for administrative services that he renders to the Company. Such fee is on a month to month arrangement.

SUMMARY COMPENSATION TABLE

     As permitted by Item 402 of Regulation S-K, the Summary Compensation Table has been intentionally omitted as there was no compensation awarded to, earned by or paid to the Named Executives which is required to be reported in such Table for any fiscal year covered thereby.

OPTION/SAR GRANTS IN FISCAL YEAR ENDED MARCH 31, 1996

     No options or Stock appreciation rights were granted in the fiscal year ended March 31, 1996.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED
  MARCH 31, 1996 AND FISCAL YEAR-END OPTION/SAR VALUES

     The Company has a stock option plan originally adopted by the Shareholders on June 12, 1978, and revised and approved by the Shareholders on June 13, 1983, September 21, 1987 and August 28, 1992. The following table summarizes options exercised during fiscal year 1996 and presents the value of unexercised options held by the Named Executives at fiscal year end. There are currently no outstanding stock appreciation rights.


                                                Value of Unexercised
                                                Number of Unexercised                 In-The-Money
                     Shares                     Options/SAR's                         Options/SAR's
                     Acquired      Value        At Fiscal Year-End                    At Fiscal Year-End
                     On Exercise   Realized     (#)             (#)                   ($)           ($)
Name                  #            ($)         Exercisable     Unexercisable         Exercisable   Unexercisable
- ----                  -            ---         -----------     -------------         -----------   -------------

Joel M. Greenblatt    0             0            0                0                    0               0

Daniel L. Nir         0             0            0                0                    0               0

Edward B. Grier, III  0             0            0                0                    0               0

Jack C. Brown         0             0            15,000           0                    45,000          0



LONG-TERM INCENTIVE PLANS - AWARDS IN FISCAL YEAR ENDED MARCH 31, 1996

        Not applicable.

COMPENSATION OF DIRECTORS

     The By-laws of the Company provide for Directors to receive a fee of $100 for each meeting of the Board of Directors which they attend plus reimbursement for reasonable travel expense. The Company paid $100 to Jack Brown for attendance at the 1995 annual meeting of Stockholders. No other fees were paid to Directors for meetings in fiscal year 1996.

     As discussed above, during the fiscal year ended March 31, 1996, the Company paid Jack C. Brown, Secretary and a Director, a monthly fee of $500 for administrative services that he renders to the Company.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

     The Board of Directors does not have any standing audit, nominating or compensation committees or any other committees performing similar functions. Therefore, there are no relationships or transactions involving members of the Compensation Committee during the fiscal year ended March 31, 1996 required to be reported pursuant to Item 402(j) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The following table sets forth as of July 25, 1996 the beneficial share ownership of each director and executive officer owning Common Stock, and of all officers and directors as a group.

                                       Amount and
                                       Nature of
Beneficial                             Beneficial                  Percent
Owner                                  Ownership                   of Class
- -----                                  ---------                   --------

Joel M. Greenblatt                     150,000 (1)                 29.5%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Daniel L. Nir                          150,000 (1)                 29.5%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Jack C. Brown                           20,456 (2)                  4.02%
320 N. Meridian St.
Suite 818
Indianapolis, IN 46204

Edward B. Grier III                          0                       *
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

All directors and
 officers as a group                   170,456                     33.5%
(4 persons)
- ---------------------
*Less than 1%


(1) Includes 100,000 Shares subject to a currently exercisable Stock Warrant issued to the Windward Group L.L.C. Ownership of Mr. Nir and Mr. Greenblatt is indirect as a result of their membership interest in The Windward Group, L.L.C. Mr. Nir and Mr. Greenblatt disclaim individual beneficial ownership of any common stock of the Company. The address of The Windward Group L.L.C. is 100 Jericho Quadrangle, Suite 212, Jericho, New York 11753.

(2) Includes 15,000 shares subject to currently exercisable stock options granted on June 11, 1983, as amended, and expiring on September 21, 1997, with a per share exercise price of $3.00.

     No other person or group has reported that it is the beneficial owner of more than 5% of the outstanding Common Stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

        Not applicable.

