Form 10-Q
period 1996-06-30
ST LAWRENCE SEAWAY CORP
filed 1996-08-14
CIK 86264

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549





                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                        Commission File No.
  June 30, 1996                                               0-2040
  -------------                                               ------

                       THE ST. LAWRENCE SEAWAY CORPORATION
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          INDIANA                                        35-1038443
          -------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

818 Chamber of Commerce Building
320 N. Meridian Street
Indianapolis, Indiana                                            46204
- ---------------------                                            -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (317) 639-5292
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X        No
              ---           ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class                                  Outstanding at June 30, 1996
     -----                                  ----------------------------

Common Stock, $1.00 par value                            393,735

                       THE ST. LAWRENCE SEAWAY CORPORATION
                       -----------------------------------
                                 FORM 10-Q INDEX
                                 ---------------

PART I.  FINANCIAL INFORMATION
- ------------------------------
                                                                                                 PAGE
                                                                                                 ----
Balance Sheets - June 30 ,1996 (UNAUDITED) and March 31, 1996..................................... 3

Statements of Income - Three months ended June 30, 1996 (UNAUDITED), and June 30, 1995 (UNAUDITED).................................................................. 4

Statements of Cash Flows - Three months ended June 30, 1996 and
   1995 (UNAUDITED)............................................................................... 5

Notes to Financial Statements - June 30 ,1996..................................................... 6

Management's Discussion and Analysis of Financial Condition and
   Results of Operations.......................................................................... 7

PART II.  OTHER INFORMATION....................................................................... 8
- ---------------------------

Signatures........................................................................................ 9

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                   JUNE 30, 1996 UNAUDITED AND MARCH 31, 1996

                                                                  JUNE 30,         MARCH 31,
                                                                    1996             1996
                                                                  --------------------------

                                     ASSETS
Current assets:
     Cash and cash equivalents                                    $ 1,228,014      1,232,478
     Interest and other receivables                                       964         11,104
     Prepaid items                                                        413            549
     Deferred income taxes                                              2,962          2,014
                                                                -------------   ------------
Total Current Assets                                                1,232,353      1,246,145

Land                                                                  118,913        118,913
Property and equipment                                                  5,424          5,816
                                                               --------------   ------------
Total Assets                                                      $ 1,356,690      1,370,874
                                                               ==============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Payroll taxes withheld and accrued                       $           656            454
     Accounts payable & other                                          50,083         53,432
     Deferred Income                                                    5,472          8,208
     Federal & state taxes payable                                        388              0
                                                                -------------   ------------
Total Current Liabilities                                              56,599         62,094

Shareholders' equity:
     Common stock, par value $1,
       4,000,000 authorized, 393,735 issued
       and outstanding at the respective dates                        393,735        393,735
     Additional paid-in capital                                       281,252        281,252
     Retained earnings                                                625,104        633,793
                                                                -------------   ------------
Total Shareholders' Equity                                          1,300,091      1,308,780
                                                                -------------   ------------
Total Liabilities and Shareholders' Equity                        $ 1,356,690      1,370,874
                                                                =============   ============

                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                  JUNE 30,         JUNE 30,
                                                                    1996             1995
                                                                ----------------------------
Revenues:
     Farm rentals                                                       2,736          2,736
     Interest and dividends                                            11,624         17,187
                                                                -------------   ------------
Total revenues                                                         14,360         19,923


Operating costs and expenses:
     Farm related operating costs                                         368            368
     Depreciation                                                         392            294
     General and administrative                                        22,878         21,209
                                                                -------------   ------------
Total operating expenses                                               23,638         21,871


Income (Loss) before tax provision                                     (9,278)        (1,948)
     Provision for income taxes/
       (tax benefit)                                                     (589)          (530)
                                                                -------------   ------------
Net income (loss)                                                      (8,689)        (1,418)
                                                                =============   ============


Per share data:
     Weighted average number
       of common shares outstanding                                   393,735        393,735
                                                                -------------   ------------


Primary earnings per share:
  Income (Loss) per share                                              ($0.02)        ($0.00)
                                                                =============   ============

                       THE ST. LAWRENCE SEAWAY CORPORATION
               STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                  JUNE 30,         JUNE 30,
                                                                    1996             1995
                                                                ----------------------------
Cash flows from operating activities:
Net income (loss)                                                      (8,689)        (1,418)
Adjustments to reconcile net income to
  net cash from operating activities
  Depreciation                                                            392            294
(Increase) Decrease in current assets:
  Interest receivable                                                       0              0
  Other receivables                                                    10,140              0
  Prepaid items                                                           136           (384)
  Deferred income tax                                                    (948)          (733)
(Decrease) Increase in current liabilities:
  Payroll tax & other                                                     202              0
  Accounts payable                                                     (3,349)        (4,972)
  Deferred income                                                      (2,736)        (2,736)
  Income taxes payable                                                    388            203
                                                                -------------   ------------
    Net cash from operating activities                                 (4,464)        (9,746)

Cash flows from investing activities:
    Net cash from investing activities                                      0              0

Cash flows from financing activities:
    Net cash from financing activities                                      0              0

Net decrease in cash and cash equivalents                              (4,464)        (9,746)

Cash and cash equivalents, beginning                                1,232,478      1,260,870
                                                                -------------   ------------
Cash and cash equivalents, ending                                 $ 1,228,014      1,251,124
                                                                =============   ============

Supplemental disclosures of cash flow information:

  Cash paid for income taxes                                                0              0
  Cash paid for interest expense                                            0              0

                      THE ST. LAWRENECE SEAWAY CORPORATION
                 NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996
                                  (UNAUDITED)


Note A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1996.

NOTE B--RECLASSIFICATION:

     The 1995 financial statements have been reclassified, where necessary, to conform to the presentation of the 1996 financial statements.

NOTE C--EARNINGS PER SHARE:

     Primary earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding under the modified treasury stock method. Common stock equivalents include all common stock options and warrants outstanding during each of the periods presented.

NOTE D-- SUBSIDIARY INVESTMENT

     On December 31, 1995, the Company organized a wholly-owned subsidiary (the "Subsidiary") under the name of The St. Lawrence Seaway Fund as a Massachusetts business trust for the purpose of investing in securities. The Company purchased 100,000 shares of beneficial interest in the trust at $10 per share on January 3, 1996. The Company intended to register the Subsidiary with the Securities and Exchange Commission as a closed-end investment company. Subsequently, the Company determined that because of tax considerations, such steps would not be practical or in the best interest of the Company's shareholders and, accordingly, as of May 31, 1996, dissolved the Subsidiary.

THE ST. LAWRENCE SEAWAY CORPORATION


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Three months ended June 30, 1996 as compared to three months ended June 30, 1995.

Interest and dividend income decreased to $11,624 in the three-months ended June 30, 1996, from $17,187 in the previous year. The decrease is a result of slightly lower interest rates received while a portion of the Company's cash was invested in and by the Subsidiary.

Farm rental revenue remained unchanged in the three months ended June 30, 1996.

General and administrative expenses increased slightly to $22,878 in the three months ended June 30, 1996 from $21,209 on the three-months ended June 30, 1995.

As a result of the above items, the Company had a loss of $9,278 before taxes in the three months ended June 30, 1996, as compared to a loss of $1,948 before taxes in the three month ended June 30, 1995.

Liquidity and Capital Resources

At June 30, 1996, the Company had net working capital of $1,175,754, the major portion of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.

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

                       THE ST. LAWRENCE SEAWAY CORPORATION

PART II. OTHER INFORMATION

            Item 1.
            Legal Proceeding - Not Applicable

            Item 2.
            Changes in Securities - Not Applicable

            Item 3.
            Defaults upon Senior Securities - Not Applicable

            Item 4.
            Submission of Matters to a Vote of Security Holders - Not Applicable

            Item 5.
            Other Information - Not Applicable

            Item 6.
            Exhibits and Reports on form 8-K -


            Item 6(a) Exhibits -

            (27) Financial Data Schedule


            Item 6(b) Reports on Form 8-K -

            No reports on Form 8-K were required to be filed for the quarter for which this report is filed

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereinto duly authorized.


                                                       THE ST. LAWRENCE SEAWAY
                                                       CORPORATION
                                                       Registrant


Date:  8/12/96                                         /s/   Daniel L. Nir
                                                       -------------------------
                                                       Daniel L. Nir
                                                       President and Treasurer


Date:  8/12/96                                         /s/   Jack C. Brown
                                                       -------------------------
                                                       Jack C. Brown
                                                       Secretary