Form 10-Q
period 1996-09-30
ST LAWRENCE SEAWAY CORP
filed 1996-11-15
CIK 86264

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                  Commission File No.
September 30, 1996                                       0-2040
------------------                                 -------------------

                       THE ST. LAWRENCE SEAWAY CORPORATION
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           INDIANA                                        35-1038443
           -------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

818 Chamber of Commerce Building
320 N. Meridian Street
Indianapolis, Indiana                                              46204
---------------------                                              -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (317) 639-5292
                                                   ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                  No
             -----                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class                                  Outstanding at September 30, 1996
     -----                                  ---------------------------------

Common Stock, $1.00 par value                   393,735







                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE
-------  ---------------------                                              ----

Balance Sheets - September 30 ,1996 (UNAUDITED) and March 31, 1996 ........    3

Statements of Income - Three months ended September 30, 1996 and 1995
   (UNAUDITED).............................................................    4

Statements of Income - Six months ended September 30, 1996 and 1995
   (UNAUDITED).............................................................    5

Statements of Cash Flows - Six months ended September 30, 1996 and
   1995 (UNAUDITED)........................................................    6

Notes to Financial Statements - September 30 ,1996.........................    7

Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................  8-9

PART II.  OTHER INFORMATION................................................10-11

Signatures.................................................................   12

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                SEPTEMBER 30, 1996 (UNAUDITED) AND MARCH 31, 1996


                                                                                SEPTEMBER 30,     MARCH 31,
                                                                                    1996            1996
                                                                                    ----            ----

                                                    ASSETS

Current assets:
     Cash and cash equivalents                                                   $ 1,211,668       1,232,478
     Interest and other receivables                                                    1,594          11,104
     Prepaid items                                                                     1,034             549
     Deferred income taxes                                                             3,499           2,014
                                                                               -------------    ------------
Total Current Assets                                                               1,217,795       1,246,145

Land                                                                                 118,913         118,913
Property and equipment                                                                 5,032           5,816
                                                                               -------------    ------------
Total Assets                                                                     $ 1,341,740       1,370,874
                                                                               =============    ============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Payroll taxes withheld and accrued                                          $       656             454
     Accounts payable & other                                                         40,738          53,432
     Deferred Income                                                                   2,736           8,208
     Federal & state taxes payable                                                       411               0
                                                                               -------------   -------------
Total Current Liabilities                                                             44,541          62,094

Shareholders' equity:
     Common stock, par value $1,
       4,000,000 authorized, 393,735 issued
       and outstanding at the respective dates                                       393,735         393,735
     Additional paid-in capital                                                      281,252         281,252
     Retained earnings                                                               622,212         633,793
                                                                               -------------   -------------
Total Shareholders' Equity                                                         1,297,199       1,308,780
                                                                               -------------   -------------
Total Liabilities and Shareholders' Equity                                       $ 1,341,740       1,370,874
                                                                               =============   =============



                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                                          1996                 1995
                                                                          ----                 ----

Revenues:
     Farm rentals                                                          2,736                2,736
     Interest and dividends                                               14,863               16,522
                                                                     -----------         ------------
Total revenues                                                            17,599               19,258


Operating costs and expenses:
     Farm related operating costs                                            897                   483
     Depreciation                                                            392                   359
     General and administrative                                           19,594                30,161
                                                                    ------------         -------------
Total operating expenses                                                  20,883                31,003


Income (Loss) before tax provision                                        (3,284)              (11,745)
     Provision for income taxes/
       (tax benefit)                                                        (392)               (1,173)
                                                                    ------------         -------------
Net income (loss)                                                         (2,892)              (10,572)
                                                                    ============         =============

Per share data:
     Weighted average number
       of common shares outstanding                                      393,735               393,735
                                                                    ------------         -------------


Primary earnings per share:
  Income (Loss) per share                                                 ($0.01)               ($0.03)
                                                                    ============         =============

                       THE ST. LAWRENCE SEAWAY CORPORATION
                  STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)




                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                         1996                     1995
                                                         ----                     ----

Revenues:
     Farm rentals                                        5,472                       5,472
     Interest and dividends                             26,487                      33,709
                                                                                  --------
Total revenues                                          31,959                      39,181


Operating costs and expenses:
     Farm related operating costs                        1,265                         852
     Depreciation                                          784                         653
     General and administrative                         42,472                      51,369
                                                      --------                    --------
Total operating expenses                                44,521                      52,874


Income (Loss) before tax provision                     (12,562)                    (13,693)
     Provision for income taxes/
       (tax benefit)                                      (981)                     (1,703)
                                                      --------                    --------
Net income (loss)                                      (11,581)                    (11,990)
                                                      ========                    ========


Per share data:
     Weighted average number
       of common shares outstanding                    393,735                     393,735
                                                      --------                    --------


Primary earnings per share:
  Income (Loss) per share                               ($0.03)                     ($0.03)
                                                      ========                    ========


                       THE ST. LAWRENCE SEAWAY CORPORATION
                STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)




                                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                                                     1996                       1995
                                                                 ------------               ------------
Cash flows from operating activities:
Net income (loss)                                                     (11,581)                  (11,990)
Adjustments to reconcile net income to
  net cash from operating activities
  Depreciation                                                            784                       653
(Increase) Decrease in current assets:
  Interest receivable                                                       0                     1,195
  Other receivables                                                     9,510                    16,650
  Prepaid items                                                          (485)                     (384)
  Deferred income tax                                                  (1,485)                   (2,116)
(Decrease) Increase in current liabilities:
  Payroll tax & other                                                     202                      (268)
  Accounts payable                                                    (18,166)                   (8,080)
  Income taxes payable                                                    411                       413
                                                                  -----------               -----------
    Net cash from operating activities                                (20,810)                   (3,927)

Cash flows from investing activities:
    Purchase of equipment                                                   0                    (1,960)
                                                                  -----------               -----------
    Net cash from investing activities                                      0                    (1,960)

Cash flows from financing activities:
    Net cash from financing activities                                      0                         0

Net decrease in cash and cash equivalents                             (20,810)                   (5,887)

Cash and cash equivalents, beginning                                1,232,478                 1,260,870
                                                                  -----------               -----------
Cash and cash equivalents, ending                                  $1,211,668                 1,254,983
                                                                  ===========               ===========

Supplemental disclosures of cash flow information:

  Cash paid for income taxes                                              122                         0
  Cash paid for interest expense                                            0                         0


                       THE ST. LAWRENCE SEAWAY CORPORATION
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1996.

NOTE B--RECLASSIFICATION

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

THE ST. LAWRENCE SEAWAY CORPORATION


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Three months ended September 30, 1996 as compared to three months ended September 30, 1995.

Interest and dividend income decreased to $14,863 in the three-months ended September 30, 1996, from $16,522 in the previous year. The decrease is a result of slightly lower interest rates received while a portion of the Company's cash was invested in and by the Subsidiary.

Farm rental revenue remained unchanged in the three months ended September 30, 1996.

General and administrative expenses decreased significantly to $19,594 in the three months ended September 30, 1996 from $30,161 on the three-months ended September 30, 1995. This decrease reflects the change in the date of payment of the expenses of the Annual Report to and Annual Meeting of Stockholders which was held in a later quarter in 1996.

As a result of the above items, the Company had a loss of $3,284 before taxes in the three months ended September 30, 1996, as compared to a loss of $11,745 before taxes in the three month ended September 30, 1995.

Federal and state income tax benefits of $392 were applicable in the three months ended September 30, 1996 as compared to federal and state income tax benefits of $1,173 in the three months ended September 30, 1995.

Results of Operations - Six months ended September 30, 1996, compared to six months ended September 30, 1995.

Interest and dividend income decreased to $26,487 in the six months ended September 30, 1996, from $33,708 in the same period ended September 30, 1995. This decrease is a result of lower rates of interest earned on available cash investments.

Farm rental revenues remained unchanged in the six months ended September 30, 1996.

General and administrative expenses decreased to $42,472 in the six months ended September 30, 1996 from $51,369 in the six months ended September 30, 1995. This decrease is primarily the result of a change in the annual meeting date (which caused expenses of such meeting to be recognized in an earlier quarter) and decreased professional fees.

As a result of the above items the Company incurred a loss before provision for income taxes of $12,562 in the six months ended September 30, 1996 as compared to a loss before provision for income taxes of $13,693 in the comparable period a year ago.

Federal and state income tax benefits of $981 were applicable in the six months ended September 30, 1996 as compared to federal and state income benefits of $1,703 that were applicable in the six months ended September 30, 1995.

Liquidity and Capital Resources

At September 30, 1996, the Company had net working capital of $1,173,254 the major portion of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.

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

            Item 1.
            Legal Proceeding - Not Applicable

            Item 2.
            Changes in Securities - Not Applicable

            Item 3.
            Defaults upon Senior Securities - Not Applicable

            Item 4.
            Submission of Matters to a Vote of Security Holders

            (a) The Company held its Annual Meeting of Stockholders on October 29, 1996.

            (b)  Not applicable.

            (c) At the stockholders meeting, the Company's nominees for director were elected by the following votes:

                                                              Votes to Withhold
             Nominee                    Votes in Favor             Authority
             -------                    --------------             ---------

            Joel M. Greenblatt              211,843                    2,694

            Daniel L. Nir                   211,843                    2,694

            Jack C. Brown                   211,461                    3,076

            Edward B. Grier III             211,643                    2,894

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


                                                       THE ST. LAWRENCE SEAWAY
                                                       CORPORATION
                                                       Registrant


                                                       /s/ Daniel L. Nir
Date: 11/14/96                                         -------------------------
                                                       Daniel L. Nir
                                                       President and Treasurer
                                                       (Chief Financial Officer)




                                                       /s/ Jack C. Brown
Date:  11/14/96                                        -------------------------
                                                       Jack C. Brown
                                                       Secretary