Form 10-Q
period 1996-12-31
ST LAWRENCE SEAWAY CORP
filed 1997-02-19
CIK 86264

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                    ---------

                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Quarter Ended Commission File No.
                            December 31, 1996 0-2040

                       THE ST. LAWRENCE SEAWAY CORPORATION
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          INDIANA                                         35-1038443
          -------                                         ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

818 Chamber of Commerce Building
320 N. Meridian Street
Indianapolis, Indiana                                              46204
---------------------------------------                           --------
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

         Yes  X           No
            -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class                               Outstanding at December 31, 1996
        -----                               --------------------------------

Common Stock, $1.00 par value                            393,735







                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Balance Sheets - December 31, 1996 (UNAUDITED) and March 31, 1996 ............ 3

Statements of Income - Three months ended December 31, 1996 and 1995
   (UNAUDITED) ............................................................... 4

Statements of Income - Nine months ended December 31, 1996 and 1995
   (UNAUDITED) ............................................................... 5

Statements of Cash Flows - Nine months ended December 31, 1996 and
   1995 (UNAUDITED) .......................................................... 6

Notes to Financial Statements - December 31, 1996 ............................ 7

Management's Discussion and Analysis of Financial Condition and
   Results of Operations ................................................... 8-9

PART II.  OTHER INFORMATION ................................................  10
---------------------------

Signatures .................................................................  11

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                DECEMBER 31, 1996 (UNAUDITED) AND MARCH 31, 1996


                                                      DECEMBER 31,     MARCH 31,
                                                         1996            1996
                                                      ==========================
                                     ASSETS

Current assets:
     Cash and cash equivalents                        $1,167,137       1,232,478
     Interest and other receivables                            0          11,104
     Prepaid items                                           809             549
     Deferred income taxes                                 6,260           2,014
                                                      ----------      ----------
Total Current Assets                                   1,174,206       1,246,145

Land                                                     118,913         118,913
Property and equipment                                     4,639           5,816
                                                      ----------      ----------
Total Assets                                          $1,297,758       1,370,874
                                                      ==========================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Payroll taxes withheld and accrued               $    1,101             454
     Accounts payable & other                             24,180          53,432
     Deferred Income                                           0           8,208
     Federal & state taxes payable                           619               0
                                                      ----------      ----------
Total Current Liabilities                                 25,900          62,094

Shareholders' equity:
     Common stock, par value $1,
       4,000,000 authorized, 393,735 issued
       and outstanding at the respective dates           393,735         393,735
     Additional paid-in capital                          281,252         281,252
     Retained earnings                                   596,871         633,793
                                                      ----------      ----------
Total Shareholders' Equity                             1,271,858       1,308,780
                                                      ----------      ----------
Total Liabilities and Shareholders' Equity            $1,297,758       1,370,874
                                                      ==========================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                  DECEMBER 31,      DECEMBER 31,
                                                      1996              1995
                                                  ==============================
Revenues:
     Farm rentals                                       2,736              2,736
     Interest and dividends                            14,599             16,651
                                                  -----------        -----------
Total revenues                                         17,335             19,387

Operating costs and expenses:
     Farm related operating costs                         395                392
     Depreciation                                         392                392
     General and administrative                        44,441             30,142
                                                  -----------        -----------
Total operating expenses                               45,228             30,926


Income (Loss) before tax provision                   (27,893)           (11,539)
     Provision for income taxes/
       (tax benefit)                                    2,553              1,549
                                                  -----------        -----------
Net income (loss)                                    (25,340)            (9,990)
                                                  ==============================

Per share data:
     Weighted average number
       of common shares outstanding                   393,735            393,735
                                                  -----------        -----------

Primary earnings per share:
  Income (Loss) per share                             ($0.06)            ($0.03)
                                                  ==============================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED
                           DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                  DECEMBER 31,      DECEMBER 31,
                                                      1996              1995
                                                  ==============================
Revenues:
     Farm rentals                                       8,208              8,208
     Interest and dividends                            41,086             50,360
                                                  -----------        -----------
Total revenues                                         49,294             58,568


Operating costs and expenses:
     Farm related operating costs                       1,660              1,243
     Depreciation                                       1,176              1,046
     General and administrative                        86,914             81,510
                                                  -----------        -----------
Total operating expenses                               89,750             83,799


Income (Loss) before tax provision                   (40,456)           (25,231)
     Provision for income taxes/
       (tax benefit)                                    3,534              3,252
                                                  -----------        -----------
Net income (loss)                                    (36,922)           (21,979)
                                                  ==============================

Per share data:
     Weighted average number
       of common shares outstanding                   393,735            393,735
                                                  -----------        -----------

Primary earnings per share:
  Income (Loss) per share                             ($0.09)            ($0.06)
                                                  ==============================

                       THE ST. LAWRENCE SEAWAY CORPORATION
               STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                           DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                  DECEMBER 31,      DECEMBER 31,
                                                      1996              1995
                                                  ==============================
Cash flows from operating activities:
Net income (loss)                                    (36,922)           (21,979)
Adjustments to reconcile net income to
  net cash from operating activities
  Depreciation                                          1,176              1,046
(Increase) Decrease in current assets:
  Interest and other receivables                       11,104             19,283
  Prepaid items                                         (260)              5,054
  Deferred income tax                                 (4,246)            (3,879)
(Decrease) Increase in current liabilities:
  Payroll tax & other                                 (7,560)            (8,076)
  Accounts payable                                   (29,252)            (7,370)
  Income taxes payable                                    619                627
                                                  -----------        -----------
    Net cash from operating activities               (65,341)           (15,294)

Cash flows from investing activities:
    Purchase of Subsidiary Stock                            0        (1,000,000)
    Purchase of equipment                                   0            (1,960)
                                                  -----------        -----------
    Net cash from investing activities                      0        (1,001,960)

Cash flows from financing activities:             -----------        -----------
    Net cash from financing activities                      0                  0

Net increase in cash and cash equivalents            (65,341)        (1,017,254)

Cash and cash equivalents, beginning                1,232,478          1,260,870
                                                  -----------        -----------
Cash and cash equivalents, ending                 $ 1,167,137            243,616
                                                  ==============================

Supplemental disclosures of cash flow information:

  Cash paid for income taxes                                0                  0
  Cash paid for interest expense                            0                  0

                       THE ST. LAWRENCE SEAWAY CORPORATION
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1996
                                   (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending December 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1996.

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

THE ST. LAWRENCE SEAWAY CORPORATION


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Three months ended December 31, 1996 as compared to three months ended December 31, 1995.

Interest and dividend income decreased to $14,599 in the three-months ended December 31, 1996, from $16,651 in the previous year. This decrease is a result of lower rates of interest earned on available cash investments.

Farm rental revenue remained unchanged in the three months ended December 31, 1996 from those in the three months ended December 31, 1995.

General and administrative expenses increased to $44,441 in the three months ended December 31, 1996 from $30,142 in the three-months ended December 31, 1995. This increase reflects the change in the date of payment of the expenses of the Annual Report to and Annual Meeting of Stockholders which was held in a later quarter in 1996.

As a result of the above items, the Company had a loss of $27,893 before taxes in the three months ended December 31, 1996, as compared to a loss of $11,539 before taxes in the three months ended December 31, 1995.

Federal and state income tax benefits of $2,553 were applicable in the three months ended December 31, 1996 as compared to federal and state income tax benefits of $1,549 in the three months ended December 31, 1995.

Results of Operations - Nine months ended December 31, 1996, compared to nine months ended December 31, 1995.

Interest and dividend income decreased to $41,086 in the nine months ended December 31, 1996, from $50,360 in the same period ended December 31, 1995. The decrease is a result of slightly lower interest rates received while a portion of the Company's cash was invested in and by the Subsidiary.

Farm rental revenues remained unchanged in the nine months ended December 31, 1996 from those in the nine months ended December 31, 1995.

General and administrative expenses increased to $86,914 in the nine months ended December 31, 1996 from $81,510 in the nine months ended December 31, 1995. This increase is primarily the result of a change in the annual meeting date (which caused expenses of such meeting to be recognized in a later quarter).

As a result of the above items the Company incurred a loss before provision for income taxes of $40,456 in the nine months ended December 31, 1996 as compared to a loss before provision for income taxes of $25,231 in the comparable period a year ago.

Federal and state income tax benefits of $3,534 were applicable in the nine months ended December 31, 1996 as compared to federal and state income benefits of $3,252 that were applicable in the nine months ended December 31, 1995.

Liquidity and Capital Resources

At December 31, 1996, the Company had net working capital of $1,148,306 the major portion of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.

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

            Item 6(a) Exhibits -


            (27) Financial Data Schedule

            Item 6(b) Reports on Form 8-K -

            No reports on Form 8-K were required to be filed for the quarter for which this report is filed

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       THE ST. LAWRENCE SEAWAY
                                                       -----------------------
                                                       CORPORATION
                                                       -----------
                                                       Registrant


Date: 2/14/97                                          /s/ Daniel L. Nir
                                                       -------------------------
                                                       Daniel L. Nir
                                                       President and Treasurer
                                                       (Chief Financial Officer)


Date: 2/14/97                                          /s/ Jack C. Brown
                                                       -------------------------
                                                       Jack C. Brown
                                                       Secretary