Form 10-K
period 1997-03-31
ST LAWRENCE SEAWAY CORP
filed 1997-06-30
CIK 86264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-   OF 1934

    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-   ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 0-2040

                       THE ST. LAWRENCE SEAWAY CORPORATION
             (Exact name of registrant as specified in its charter)

             Indiana                                    35-1038443
    (State or other jurisdiction                     (I.R.S. Employer
   of corporation or organization)                 Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [x] No [ ]

The aggregate market value of Common stock held by non-affiliates of the registrant as of May 31, 1997 was approximately $845,772.

The number of shares of Common Stock of the registrant outstanding as of June 24, 1997 was 393,735.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the registrant's 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                       The St. Lawrence Seaway Corporation
                       -----------------------------------


                                     Part I
                                     ------


Item 1 - Business
-----------------

        Recent Developments
        -------------------

        On March 19, 1997, the Board of Directors of The St. Lawrence Seaway Corporation (herein "St. Lawrence" or the "Company") declared a dividend distribution (the "Distribution") of 514,191 shares of Common Stock, $.01 par value (the "Shares") of Paragon Acquisition Company, Inc. ("Paragon"), and 514,191 non-transferable rights (the "Subscription Rights") to purchase two (2) additional Shares of Paragon. Paragon is a newly-formed corporation which is seeking to acquire or merge with an operating business, and thereafter operate as a publicly-traded company. St. Lawrence purchased the Paragon Shares on March 6, 1997, for $5,141, or $.01 per Share, and is distributing one Paragon Share and one Subscription Right for each Share of St. Lawrence Common Stock owned or subject to exercisable options and warrants as of March 21, 1997 (the "Record Date"). Neither St. Lawrence nor Paragon will receive any cash or other proceeds from the Distribution, and St. Lawrence stockholders will not make any payment for the Shares and Subscription Rights. The Distribution to St. Lawrence stockholders is being made by St. Lawrence for the purpose of providing St. Lawrence stockholders with an equity interest in Paragon without such stockholders being required to contribute any cash or other capital in exchange for such equity interest.

        On March 21, 1997, the Securities and Exchange Commission declared effective a Registration Statement on Form S-1 filed by Paragon, registering the Distribution of Shares and Subscription Rights to St. Lawrence stockholders. The cost of organizing Paragon and registering the Distribution have been borne by the founders of Paragon.

        Paragon is an independent publicly-owned corporation. However, because Paragon does not yet have a specific operating business, the Distribution of the Shares is being conducted in accordance with Rule 419 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). As a result, the Shares, Subscription Rights, and any Shares issuable upon exercise of Subscription Rights, are being held in escrow and are non-transferable by the holder thereof until after the completion of a business combination with an operating company. The Subscription Rights will become exercisable at a price to be determined by Paragon's Board of Directors (not to exceed $2.00 per Subscription Right) once a business combination is identified and described in a post-effective amendment to Paragon's Registration Statement. While held in escrow, the Shares may not be traded or transferred, and the net proceeds from the exercise of Subscription Rights will remain in escrow subject to release upon consummation of a business combination. There is no current public trading market for the Shares and none is expected to develop, if at all, until after the consummation of a business combination and the release of Shares from escrow.

        Company History
        ---------------

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

        Description of Business
        -----------------------

        The Company is engaged in a search for other business opportunities which may or may not be related to its present agricultural, cash management and other investment activities.

        (a) Agricultural Activities -- At March 31, 1997, St. Lawrence was the owner of one parcel of agricultural real estate in Northern Indiana comprising approximately 195 acres. This real estate, known as Schleman Farm, is primarily devoted to farming activities under the cash lease method of operation. The cash lease method of operation involves the leasing of the property to farmers who are directly responsible for the operation of the Farm and who pay St. Lawrence a rental fee covering a ten-month period for the use of the property for farming and related activities. St. Lawrence generally receives these rental payments at one time or in semi-annual installments. Real estate taxes and other minor expenses, such as insurance, are the responsibility of St. Lawrence in some instances.

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

        (b) Cash Management and Other Investments -- During the fiscal year ended March 31, 1997, the Company continued its practice of maintaining its other assets in relatively liquid interest/dividend bearing money market investments. The Company is engaged in a search for other business opportunities and, accordingly, such assets may be used for an acquisition or for a partial payment of an acquisition or for the commencement of a new business.


        Financing Arrangements
        ----------------------

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

        Licenses and Trademarks, etc.
        -----------------------------

        The business of St. Lawrence is not currently dependent upon any patent, trademark, franchise or license.

        Governmental Regulation
        -----------------------

        St. Lawrence believes it is in compliance with all federal, state and local regulations including all applicable environmental matters.

        Seasonality
        -----------

        Although farm operations are generally conducted during the summer months, St. Lawrence receives the majority of its rental and other payments based upon a definitive schedule and therefore seasonal or weather factors generally do not have an effect on the revenues of the Company.

        Employees
        ---------

        The Company has only one full time salaried employee at this time.

        Mr. Jack C. Brown, Secretary of St. Lawrence receives a monthly fee of $500 for administrative services that he renders to the Company. Such fee is paid pursuant to a month to month arrangement.

Item 2 - Properties
-------------------

        At March 31, 1997, the Company owned one parcel of agricultural real estate in Porter County, Indiana comprising approximately 195 acres. Only a portion of the property, known as Schleman Farm, is suitable for farming purposes. The balance is wooded and from time-to-time is suitable to some extent for timber harvesting operations. In the past, St. Lawrence has harvested excess timber from its various properties. Such timber harvesting has


                                        4




occurred at intermittent times and there can be no assurances that there will be timber activities at Schleman Farm in the future.

Item 3 - Legal Proceedings
--------------------------

        St. Lawrence is not a party to nor is any of its property the subject of any material legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

        Not applicable.


                                     Part II
                                     -------

Item 5 - Market For the Company's Common Equity and Related Stockholder Matters.
--------------------------------------------------------------------------------

        Market information
        ------------------

        The Company's common stock is not currently listed for trading on any exchange. The following table sets forth the high and low bid price for each quarterly period during the fiscal years 1997 and 1996, as reported by the National Quotation Bureau, Inc. from the pink sheets and the OTC Bulletin Board. Such price data reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


     Year            Quarter           High              Low
     ----            -------           ----              ---
     1997            First             $2.50            $2.50
                     Second            $2.75            $2.50
                     Third             $2.75            $2.50
                     Fourth            $2.50            $2.50
     1996            First             $1.88            $1.50
                     Second            $2.13            $1.75
                     Third             $2.25            $1.88
                     Fourth            $2.50            $2.00


        Dividends
        ---------

        It is the present policy of the Board of Directors of St. Lawrence to retain earnings, if any, to finance the future expansion of the Company. No cash dividends are expected to be paid in the future. On March 19, 1997, the Board of Directors of St. Lawrence declared a dividend distribution of shares of Common Stock and Subscription Rights of Paragon Acquisition Company, Inc. See Part I,
Item 1.


        Number of Stockholders
        ----------------------

        As of June 24, 1997, there were approximately 1,348 holders of record of the Company's Common Stock.

Item 6 - Selected Financial Data
--------------------------------

                             Selected Financial Data
                              Years Ended March 31,


        The following table sets forth selected financial information with respect to the Company for the five fiscal years ended March 31, 1997. The information set forth in the following table should be read in connection with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with the Company's audited Financial Statements and Notes thereto appearing elsewhere in this Report.

                                    1997          1996          1995          1994        1993
                                    ----          ----          ----          ----        ----
REVENUES:
---------
Interest & Dividends               54,545        59,858        55,311        34,855      33,085
Farm Rentals & Sales                9,120         9,120         9,804        21,913      34,725
Gain on Sale of Farm
   Properties, net                      0             0             0        80,779      80,183

   Other                                0             0             0            48           0
                                 --------      --------      --------      --------    --------
   Total                           63,665        68,978        65,115       137,595     147,993
                                 --------      --------      --------      --------    --------

COSTS & EXPENSES:
-----------------

   Farm Related                     2,056         1,243         1,634         2,155       4,327
   General and                    111,220       147,748       154,053       111,306     105,365
     Administrative
   Other                            1,568         1,438           588             0           0
                                 --------      --------      --------      --------    --------
     Total                        114,844       150,429       156,275       113,461     109,692




Income (Loss) Before
     Income Taxes              (51,179)      (81,451)        (91,160)       24,134        38,301

      Income Tax
         Expense(Benefit)          965           735          (5,429)        8,048        10,289
                                  -----         -----         -------       ------        ------
      Net Income(Loss)         (52,144)      (82,186)        (85,731)      $16,086       $28,012


      Income (Loss) per
         Common Share            (0.13)        (0.21)          (0.22)        $0.04        $ 0.07
                                 ------        ------         -------        -----        ------

Weighted Average Number
   of Common Shares
   Outstanding                 393,735       393,735         393,735       395,005       406,740


                                1997          1996            1995          1994          1993
                                ----          ----            ----          ----          ----
BALANCE SHEET DATA:

Total Assets                 1,293,467     1,370,874       1,414,825     1,507,513     1,499,482

Total Liabilities               41,972        62,094          23,859        30,817        35,835

Shareholders' Equity         1,251,495     1,308,780       1,390,966     1,476,696     1,463,647




Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations

        Year Ended March 31, 1997, as compared to Year Ended March 31, 1996.

        Interest and dividend income decreased to $54,545 in the year ended March 31, 1997, from $59,858 in the previous year. The increase is a result of lower interest rates received on cash invested in the year ended March 31, 1997.

        Farm rental revenues of $9,120 were comparable in the years ended March 31, 1997, and 1996.

        General and administrative expenses decreased to $105,220 in the year ended March 31, 1997 from $141,748 in the year ended March 31, 1996 principally due to reduced legal and other professional expenses currently recognized in the Company's Statement of Income as of March 31, 1997.

        As a result of the above items, the Company had a loss of $51,179 before taxes in the year ended March 31, 1997, as compared to a loss of $81,451 before taxes in the year ended March 31, 1996.

        The income tax paid in the current year was $965. An income tax of $735 was paid in the year ended March 31, 1996.

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

Liquidity and Capital Resources

        At March 31, 1997, the Company had net working capital of $1,128,335, the major portion of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.




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

        Annexed hereto starting on Page 17.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.





                                    PART III
                                    --------

Item 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

        The information required by this Item 10 is hereby incorporated by reference to a definitive proxy statement involving the election of directors which is expected to be filed by the Company within 120 days after the close of its fiscal year.

Item 11 - Executive Compensation
--------------------------------

        The information required by this Item 11 is hereby incorporated by reference to a definitive proxy statement involving the election of directors which is expected to be filed by the Company within 120 days after the close of its fiscal year.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

        The information required by this Item 12 is hereby incorporated by reference to a definitive proxy statement involving the election of directors which is expected to be filed by the Company within 120 days after the close of its fiscal year.

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

        The information required by this Item 13 is hereby incorporated by reference to a definitive proxy statement involving the election of directors which is expected to be filed by the Company within 120 days after the close of its fiscal year.





                                     PART IV


Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K
---------------------------------------------------------------------------

(a) Financial Statements:                                               Page No.


        Independent Auditor's Report                                    16
        Balance Sheets                                                  17
        Statements of Income                                            18
        Statement of Shareholders' Equity                               19
        Statements of Cash Flows                                        21

        Notes to Financial Statements                                   22-26

    Financial Schedules:
    --------------------

        X -       Supplementary Income Statement                        27
                  Information


Schedules other than those listed above are omitted for the reason that they are not required or not appropriate or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

                  No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997. However, subsequent thereto, but prior to the date hereof, a report on Form 8-K was filed with respect to the dividend distribution of Paragon Shares and Subscription Rights described in Part I, Item 1 hereof.

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

                 (27) Financial Data Schedule -- Filed herewith.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (who included a majority of the Board of Directors) on behalf of the registrant and in the capacities indicated on June 27, 1997.

        Signatures                      Title                          Date


/s/ Daniel L. Nir                  President, Treasurer            June 27, 1997
-----------------------
Daniel L. Nir                      and Director
(Principal Financial
Officer)



/s/ Joel M. Greenblatt             Chairman of the Board,          June 27, 1997
----------------------
Joel M. Greenblatt                 and Director
(Principal Executive
Officer)


/s/ Jack C. Brown                  Secretary and Director          June 27, 1997
-----------------------
Jack C. Brown



/s/ Edward B. Grier III            Director                        June 27, 1997
-----------------------
Edward B. Grier III






SALLEE & COMPANY, INC.
     CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
                                                          MEMBER
                                                          AICPA
                                                          TAX DIVISION
                                                          DIVISION OF FIRMS:
                                                            SEC PRACTICE SECTION
                                                          INDIANA CPASOCIETY


Board of Directors
The St. Lawrence Seaway Corporation
INDIANAPOLIS, Indiana



                         REPORT OF INDEPENDENT AUDITORS


We have audited the accompanying balance sheets of THE ST. LAWRENCE SEAWAY CORPORATION as of March 31, 1997 and 1996, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THE ST. LAWRENCE SEAWAY CORPORATION as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

May 22, 1997

                                   /s/ Sallee & Company


1509 J STREET, P.O. BOX 1148, BEDFORD, INDIANA  47421,
                                                812-275-4444  (FAX) 812-275-3300




                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                        MARCH 31, 1997 AND MARCH 31, 1996


                                                                         1997                  1996
                                                                  ====================================

                                     ASSETS

Current assets:
     Cash and cash equivalents                                       $ 1,165,962             1,232,478
     Interest and other receivables                                        1,522                11,104
     Prepaid items                                                           809                   549
     Deferred income taxes                                                 2,014                 2,014
                                                                   -------------          ------------
Total Current Assets                                                   1,170,307             1,246,145

Land                                                                     118,913               118,913
Property and equipment                                                     4,247                 5,816
                                                                  --------------          ------------
Total Assets                                                         $ 1,293,467             1,370,874
                                                                  ====================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Payroll taxes withheld and accrued                                $   1,644                   454
     Accounts payable & other                                             32,120                53,432
     Deferred Income                                                       8,208                 8,208
                                                                   -------------              --------
     Total Current Liabilities                                            41,972                62,094

Shareholders' equity:
     Common stock, par value $1,
       4,000,000 authorized, 393,735 issued
       and outstanding at the respective dates                           393,735               393,735
     Additional paid-in capital                                          281,252               281,252
     Retained earnings                                                   576,508               633,793
                                                                   -----------------------------------
Total Shareholders' Equity                                             1,251,495             1,308,780
                                                                   -----------------------------------
Total Liabilities and Shareholders' Equity                           $ 1,293,467             1,370,874
                                                                   ===================================


  The accompanying notes are an integral part of these financial statements.



                       THE ST. LAWRENCE SEAWAY CORPORATION
                              STATEMENTS OF INCOME


                                                                       YEARS ENDED MARCH 31,
                                                               1997           1996           1996
                                                               ----           ----           ----
Revenues:
     Farm rentals                                             $ 9,120           9,120         9,804
     Interest and dividends                                    54,545          59,858        55,311
     Other                                                         0                0             0
                                                         ------------     -----------     ---------
Total revenues                                                $63,665          68,978        65,115


Operating costs and expenses:
     Farm related operating costs                               2,056           1,243         1,634
     Depreciation                                               1,568           1,438           588
     Consulting Fees - Note 3                                   6,000           6,000         6,000
     General and administrative                               105,220         141,748       148,053
                                                         ------------------------------------------
Total operating expenses                                      114,844         150,429       156,275


Income (Loss) before income taxes                             (51,179)        (81,451)      (91,160)

Income taxes/(tax benefit)                                        965             735        (5,429)
                                                         ------------------------------------------
Net income (loss)                                             (52,144)        (82,186)      (85,731)
                                                         ==========================================


Per share data:
     Weighted average number
       of common shares outstanding                           393,735         393,735       393,735
                                                         ------------------------------------------


Primary earnings per share:
  Income (Loss) per share                                  $   ($0.13)         ($0.21)       ($0.22)
                                                         ==========================================


  The accompanying notes are an integral part of these financial statements.




                       THE ST. LAWRENCE SEAWAY CORPORATION
                         STATEMENT OF SHAREHOLDER EQUITY

                                            Common stock                Additional
                                             Number of       Par          Paid-in           Retained
                                               shares      Value $1       Capital           Earnings
                                          --------------  ---------     ----------          --------

Balance at March 31, 1994                     393,735       393,735       281,252            801,710

     Net loss for 1995                                                                       (85,731)
                                          ----------------------------------------------------------

Balance at March 31, 1995                     393,735       393,735       281,252            715,979

     Net loss for 1996                                                                       (82,186)
                                          ----------------------------------------------------------

Balance at March 31, 1996                     393,735       393,735       281,252            633,793

     Net loss for 1997                                                                       (52,144)
     Distribution of Paragon Stock                                                            (5,141)
       (Note 7)

Balance at March 31, 1996                     393,735       393,735       281,252            576,508
                                            ========================================================






  The accompanying notes are an integral part of these financial statements.




                       THE ST. LAWRENCE SEAWAY CORPORATION
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995


                                                           1997            1996             1995
                                                           ----            ----             ----
Cash flows from operating activities:
Net income (loss)                                       (52,144)          (82,186)         (85,731)
Adjustments to reconcile net income to
  net cash from operating activities
  Depreciation                                             1,568            1,438              588
(Gain) Loss on asset sales                                     0                0                0
(Increase) in deferred items                                   0                0           70,000
(Increase) Decrease in current assets:
  Interest receivable                                          0                0           (1,267)
  Other receivables                                        9,582            8,179          (16,650)
  Prepaid items                                             (260)           7,904           (3,273)
  Deferred income tax                                          0                0                0
(Decrease) Increase in current liabilities:
  Payroll tax & other                                      1,190             (267)              25
  Accounts payable                                       (21,311)          38,502           (6,982)
                                                         -----------------------------------------
    Net cash from operating activities                   (61,375)         (26,430)         (43,290)

Cash flows from investing activities:
    Purchase of equipment                                      0           (1,962)          (5,880)
    Proceeds from asset sales-                                 0                0                0
                                                        ------------------------------------------
    Net cash from investing activities                         0           (1,962)          (5,880)

Cash flows from financing activities:
     Purchase of Paragon Stock - Note 7                   (5,141)               0                0
                                                        ------------------------------------------
     Net cash from financing activities                   (5,141)               0                0

Net increase in cash and cash equivalents                (66,516)         (28,392)         (49,170)

Cash and cash equivalents, beginning                   1,232,478        1,269,870        1,310,040
                                                       -------------------------------------------
  Cash and cash equivalents, ending                   $1,165,962        1,232,478        1,260,870
                                                       -------------------------------------------

Supplemental disclosures of cash flow information:
     Cash paid for income taxes                              122                0              500
     Cash paid for interest expenses                           0                0                0


The accompanying notes are an integral part of these financial statements.



                       THE ST. LAWRENCE SEAWAY CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             The following is a summary of the significant accounting policies observed in the preparation of the financial statements for The St. Lawrence Seaway Corporation (the "Company").

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

             The March 31, 1996 financial statements include the assets and revenues earned by the subsidiary unincorporated business trust, The St. Lawrence Fund, and were originally presented on a
             consolidated  basis  with  the  parent  company.   No  intercompany
             transactions other than the initial cash investment were made between the parent company and subsidiary business trust. Because the subsidiary was dissolved on May 31, 1996, and no material transactions occurred between the parent company and subsidiary business trust, the March 31, 1997 and 1996 financial statements are not presented on a consolidated basis.

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





                       THE ST. LAWRENCE SEAWAY CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

RECLASSIFICATION:

             The 1996 and 1995  financial  statements  have  been  reclassified, where necessary, to conform to the presentation of the 1997 financial statements.

CASH FLOWS:

             For purposes of reporting cash flows, cash and cash equivalents include all cash in banks and cash accumulation funds.

DEPRECIATION:

             Property and equipment, consisting of small office equipment, is stated at cost. Depreciation is computed using the straight-line method over a five-year estimated useful life. Expenditures for maintenance and repairs that do not extend useful lives are charged to income as incurred. Total accumulated depreciation as of March 31, 1997 and 1996, was $4,470 and $2,026 respectively.




                       THE ST. LAWRENCE SEAWAY CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS


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

             The  Company  has a stock  option  plan  originally  adopted by the shareholders on June 12, 1978, and revised and approved by the shareholders on June 13, 1983, September 21, 1987, and August 28, 1992. The revised plan provides that 15,000 shares of the Corporation's stock be set aside at an exercise price of $3.00 per share for Mr. Jack C. Brown, a Director of the Company. Mr. Brown's option is currently exercisable with respect to all 15,000 shares and, if not exercised, will expire on September 21, 1997.

             The Company has 4,000,000 authorized $1 par value common shares. As of March 31, 1997 and 1996, there were 393,735 common shares issued and outstanding.


NOTE 3. RELATED PARTIES

             During the fiscal years ending March 31, 1997, 1996 and 1995, the Company paid to Jack C. Brown, Secretary and a Director, an annual administrative fee of $6,000, which was paid monthly in the amount of $500.




                       THE ST. LAWRENCE SEAWAY CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS



NOTE 4. INCOME TAXES

             As of March 31, 1997, the company has loss carry forwards of approximately $247,000 that may be used to offset future taxable income. If not used, the carry forwards will expire in 2012.

             Provisions   for  current  and  deferred   federal  and  state  tax
             liabilities are immaterial to these financial statements.

NOTE 5.  DEFERRED ITEMS

             Certain legal and other expenses in the amount of $70,000 were deferred in connection with the filing of a registration statement with the Securities and Exchange Commission in 1994. Upon the withdrawal of the registration statement, total related costs of approximately $53,000 were recognized at March 31, 1995.

NOTE 6. SUBSIDIARY INVESTMENT

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



                       THE ST. LAWRENCE SEAWAY CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 7. STOCK PURCHASE AND DIVIDEND

             On March 19, 1997, the Board of Directors of the Company declared a dividend distribution of 514,191 shares of common stock, $.01 par value (the "Shares") of Paragon Acquisition Company, Inc. ("Paragon"), and 513,191 non-transferable rights (the "Subscription Right") to purchase two (2) additional Shares of Paragon. Paragon is a newly-formed corporation which is seeking to acquire or merge with an operating business, and thereafter operate as a publicly-traded company. St. Lawrence purchased the Paragon shares on March 6, 1997, for $5,141, or $.01 per share, and is distributing one Paragon share and one subscription right for each share of St. Lawrence Common Stock owned or subject to exercisable options and warrants as of March 21, 1997 (the "Record Date"). Neither St. Lawrence nor Paragon will receive any cash or other proceeds from the distribution, and St. Lawrence stockholders will not make any payment for the share and subscription rights. The distribution to St. Lawrence stockholders is being made by St. Lawrence for the purpose of providing St. Lawrence stockholders with an equity interest in Paragon without such stockholders being required to contribute any cash or other capital in exchange for such equity interest.

             On March 21, 1997, the Securities and Exchange Commission declared effective a Registration Statement on Form S-1 filed by Paragon, registering the Distribution of Shares and Subscription Rights to St. Lawrence stockholders. The cost of organizing Paragon and registering the distribution have been borne by the founders of Paragon.

             Paragon is an independent publicly-owned corporation. However, because Paragon does not yet have a specific operating business, the distribution of the shares is being conducted in accordance with Rule 419 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). As a result, the shares, subscription rights, and any shares issuable upon exercise of subscription rights, are being held in escrow and are non-transferable by the holder thereof until after the completion of a business combination with an operating company. The subscription rights will become exercisable at a price to be determined by Paragon's Board of Directors (not to exceed $2.00 per subscription right) once a business combination is identified and described in a post-effective amendment to Paragon's Registration Statement. While held in escrow, the shares may not be



                       THE ST. LAWRENCE SEAWAY CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 7. STOCK PURCHASE AND DIVIDEND (Continued)

             traded or transferred, and the net proceeds from the exercise of subscription rights will remain in escrow subject to release upon consummation of a business combination. There is no current public trading market for the shares and none is expected to develop, if at all, until after the consummation of business combination and the release of shares from escrow.




                                                                      SCHEDULE X


                       THE ST. LAWRENCE SEAWAY CORPORATION
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995


          COLUMN A                                            COLUMN B

           ITEM                                    CHARGED TO COSTS AND EXPENSES

                                                        YEARS ENDED MARCH, 31
                                           1997            1996             1995
                                           ----            ----             ----


Maintenance and repairs                  $1,113          $1,420            $ 903

Depreciation and amortization of
 intangible assets, preoperating
 costs and similar deferral              $1,568          $1,438            $ 588

Taxes, other than payroll and
 income taxes                            $1,844          $2,296           $2,007

Royalties                                  NONE            NONE             NONE

Advertising costs                          NONE            NONE             NONE




