Form 10-K/A
period 1997-03-31
ST LAWRENCE SEAWAY CORP
filed 1997-07-29
CIK 86264

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

                                 AMENDMENT NO. 1

                The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997, as set forth in the pages attached hereto:

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


Dated:  July 25, 1997                         By:  /s/ Daniel L. Nir
                                                 -------------------
                                                  Daniel L. Nir
                                                  Treasurer
                                                  (Principal Financial Officer)









                The text of Items 10, 11, 12 and 13 comprising Part III of Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1997, which presently consists of an incorporation by reference to registrant's definitive proxy statement, is hereby amended to substitute therefor the full text of such Items as set forth in the pages attached hereto.

                         AMENDED ITEMS 10, 11, 12 AND 13
                                     OF THE
                          ANNUAL REPORT ON FORM 10-K OF
               THE ST. LAWRENCE SEAWAY CORPORATION (the "Company")
                    FOR ITS FISCAL YEAR ENDED MARCH 31, 1997


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth in the following table are the names and ages of all persons who were members of the Board of Directors of the Company at March 31, 1997, all positions and offices with the Company held by such persons, their business experience, the period during which they have served as members of the board of directors and other directorships held by them.

                                                           Business
                                                           Experience
Directors/Position                         Director        During Last                      Other
In Company                  Age            Since           Five Years                       Directorships
----------                  ---            -----           ----------                       -------------

Jack C. Brown               78            1959             Attorney at Law                  None
Secretary                                                  Indianapolis,
                                                           Indiana
                                                           since 1945

Joel M. Greenblatt          39            1993             Managing Partner                 Director since August
                                                           of Gotham                        1994 of Alliant
                                                           Capital III L.P                  Techsystems, Inc., a
                                                           ("Gotham") and its               Delaware corporation
                                                           predecessors since 1985          which supplies
                                                           Gotham is a private              weapons systems
                                                           investment partnership           to the military and
                                                           which owns securities,           its allies.
                                                           equity interests, distressed
                                                           debt, trade claims and
                                                           bonds, derivatives, and
                                                           options and warrants of
                                                           issuers engaged in a variety
                                                           of businesses.



                                                        Business
                                                        Experience
Directors/Position                    Director          During Last              Other
In Company                 Age        Since             Five Years               Directorships
----------                 ---        -----             ----------               -------------

Daniel L. Nir              36        1993               Managing Partner             Director since August
President and                                           of Gotham since 1991         1994 of Alliant
Treasurer                                               and general partner of       Techsystems, Inc., a
                                                        Gotham prior thereto.        Delaware corporation
                                                                                     which supplies weapons
                                                                                     systems to the United
                                                                                     States military and
                                                                                     its allies.

Edward B. Grier           39         1993               Vice President of            None
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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to the Company during the fiscal year ended March 31, 1997 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 1997, no director, officer or beneficial owner of more than 10% of the Company's equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal years ended March 31, 1997 and March 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION

Except as noted below, neither the Company's Chief Executive Officer nor any other executive officers of the Company (collectively the "Named Executives") received salary, bonus or other annual compensation for rendering services to the Company during the fiscal years ended March 31, 1997, March 31, 1996 and March 31, 1995.

During the fiscal years ended March 31, 1995 and March 31, 1996, pursuant to a Consulting Agreement dated as of September 30, 1993 between Bernard Zimmerman & Co., Inc. and the Windward Group, L.L.C., a principal stockholder of the Company, Bernard Zimmerman & Co. was paid an aggregate $36,000 for consulting services provided for the benefit of the Company. All such payments were made by the Windward Group, L.L.C. No Company funds were used to make such payments, and no such payments were made during the fiscal year ended March 31, 1997.

During the three fiscal years ended March 31, 1997, the Company paid to Jack C. Brown, Secretary and a Director, a monthly fee of $500 for administrative services that he renders to the Company. Such fee is on a month to month arrangement.

SUMMARY COMPENSATION TABLE

As permitted by Item 402 of Regulation S-K, the Summary Compensation Table has been intentionally omitted as there was no compensation awarded to, earned by or paid to the Named Executives which is required to be reported in such Table for any fiscal year covered thereby.

OPTION/SAR GRANTS IN FISCAL YEAR ENDED MARCH 31, 1997

No options or Stock appreciation rights were granted in the fiscal year ended March 31, 1997.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED
  MARCH 31, 1996 AND FISCAL YEAR-END OPTION/SAR VALUES

The Company has a stock option plan originally adopted by the Shareholders on June 12, 1978, and revised and approved by the Shareholders on June 13, 1983, September 21, 1987 and August 28, 1992. The following table summarizes options exercised during fiscal year 1997 and presents the value of unexercised options held by the Named Executives at fiscal year end. There are currently no outstanding stock appreciation rights.

                                                           Value of Unexercised
                                                           Number of Unexercised            In-The-Money
                             Shares                        Options/SAR's                    Options/SAR's
                            Acquired           Value       At Fiscal Year-End               At Fiscal Year-End(d)
                           On Exercise        Realized        (#)              (#)             ($)            ($)
Name                         #                  ($)        Exercisable      Unexercisable   Exercisable   Unexercisable
----                     -------------      ------------  -----------      --------------   -----------   -------------

Joel M. Greenblatt           0                   0            0                  0              0              0

Daniel L. Nir                0                   0            0                  0              0              0

Edward B. Grier, III         0                   0            0                  0              0              0

Jack C. Brown                0                   0            15,000             0              45,000         0


LONG-TERM INCENTIVE PLANS - AWARDS IN FISCAL YEAR ENDED MARCH 31, 1997

               Not applicable.

COMPENSATION OF DIRECTORS

The By-laws of the Company provide for Directors to receive a fee of $100 for each meeting of the Board of Directors which they attend plus reimbursement for reasonable travel expense. The Company paid $100 to Jack Brown for attendance at the annual meeting of Stockholders. No other fees were paid to Directors for meetings in fiscal year 1997.

As discussed above, during the fiscal year ended March 31, 1997, the Company paid Jack C. Brown, Secretary and a Director, a monthly fee of $500 for administrative services that he renders to the Company.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

The Board of Directors does not have any standing audit, nominating or compensation committees or any other committees performing similar functions. Therefore, there are no relationships or transactions involving members of the Compensation Committee during the fiscal year ended March 31, 1997 required to be reported pursuant to Item 402(j) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of July 25, 1997 the beneficial share ownership of each director and executive officer owning Common Stock, and of all officers and directors as a group.

                                              Amount and
                                              Nature of
Beneficial                                    Beneficial                                      Percent
Owner                                         Ownership                                       of Class
-----                                         ---------                                       --------

Joel M. Greenblatt                              150,000 (1)                                    29.5%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Daniel L. Nir                                   150,000 (1)                                    29.5%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Jack C. Brown                                    20,456 (2)                                     4.02%
320 N. Meridian St.
Suite 818
Indianapolis, IN 46204

Edward B. Grier III                                    0                                        *
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753


                                        6




All directors and
 officers as a group                            170,456                                        33.5%
(4 persons)

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

Not applicable.






                                        7