Form 10-Q
period 1997-06-30
ST LAWRENCE SEAWAY CORP
filed 1997-08-11
CIK 86264

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                   -----------------------------------------

                                    FORM 10-Q
                                    ---------

                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                 Commission File No.
June 30, 1997                           0-2040


                       THE ST. LAWRENCE SEAWAY CORPORATION
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)


     INDIANA                                           35-1038443
     -------                                           ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

818 Chamber of Commerce Building
320 N. Meridian Street
Indianapolis, Indiana                                                  46204
----------------------------------------                           ------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (317) 639-5292
                                                   ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X     No
            -----     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class                                  Outstanding at June 30, 1997
     -----                                  ----------------------------

Common Stock, $1.00 par value                   393,735











                       THE ST. LAWRENCE SEAWAY CORPORATION
                       -----------------------------------
                                 FORM 10-Q INDEX
                                -----------------


PART I.  FINANCIAL INFORMATION                                                     PAGE
------------------------------                                                     ----

Balance Sheets -June 30, 1997 (UNAUDITED) and March 31, 1997                         3

Statements of Income - Three months ended June 30, 1997 and 1996 (UNAUDITED)         4

Statements of Cash Flows - Three months ended June 30, 1997 and 1996 (UNAUDITED)     5

Notes to Financial Statements - June 30, 1997                                        6

Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                             8

PART II.  OTHER INFORMATION                                                          9
---------------------------

Signatures                                                                          10

Exhibit (27)                                                                        11

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                  JUNE 30, 1997 (UNAUDITED) AND MARCH 31, 1997


                                                     JUNE 30,          MARCH 31,
                                                       1997              1997

                                     ASSETS

Current assets:
     Cash and cash equivalents                     $1,150,207          1,165,962
     Interest and other receivables                     1,522              1,522
     Prepaid items                                      1,210                809
     Deferred income taxes                              2,939              2,014
                                                -------------       ------------
Total Current Assets                                1,155,878          1,170,307

Land                                                  118,913            118,913
Property and equipment                                  3,855              4,247
                                                -------------       ------------
Total Assets                                       $1,278,646          1,293,467
                                                ================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Payroll taxes withheld and accrued            $      772              1,644
     Accounts payable & other                          25,107             32,120
     Deferred Income                                    5,472              8,208
     Federal & state taxes payable                      1,040                  0
                                                --------------------------------
Total Current Liabilities                              32,391             41,972

Shareholders' equity:
     Common stock, par value $1,
       4,000,000 authorized, 393,735 issued
       and outstanding at the respective dates     $  393,735            393,735
     Additional paid-in capital                       281,252            281,252
     Retained earnings                                571,268            576,508
                                                --------------------------------
Total Shareholders' Equity                          1,246,255          1,251,495
                                                --------------------------------
Total Liabilities and Shareholders' Equity         $1,278,646          1,293,467
                                                ================================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                       JUNE 30,         JUNE 30,
                                                         1997             1996
                                                --------------------------------

Revenues:
     Farm rentals                                       2,736              2,736
     Interest and dividends                            14,222             11,624
                                                --------------------------------
Total revenues                                         16,958             14,360


Operating costs and expenses:
     Farm related operating costs                         476                368
     Depreciation                                         392                392
     General and administrative                        22,087             22,878
                                                --------------------------------
Total operating expenses                               22,955             23,638


Income (Loss) before tax provision                     (5,997)           (9,278)
     Provision for income taxes/
       (tax benefit)                                     (757)             (589)
                                                --------------------------------
Net income (loss)                                      (5,240)           (8,689)
                                                ================================


Per share data:
     Weighted average number
       of common shares outstanding                   393,735            393,735
                                                --------------------------------


Primary earnings per share:
  Income (Loss) per share                              ($0.01)           ($0.02)
                                                ================================

                       THE ST. LAWRENCE SEAWAY CORPORATION
               STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                       JUNE 30,         JUNE 30,
                                                         1997             1996

Cash flows from operating activities:
Net income (loss)                                    $  (5,240)          (8,689)
Adjustments to reconcile net income to
  net cash from operating activities
  Depreciation                                             392              392
(Increase) Decrease in current assets:
  Interest and other receivables                             0           10,140
  Prepaid items                                           (401)             136
  Deferred income tax                                     (925)            (948)
(Decrease) Increase in current liabilities:
  Payroll tax & other                                     (872)             202
  Accounts payable                                      (7,013)          (3,349)
  Deferred income                                       (2,736)          (2,736)
  Income taxes payable                                   1,040              388
                                                   -----------------------------
    Net cash from operating activities                 (15,755)          (4,464)

Cash flows from investing activities:              -----------------------------
   Net cash from investing activities                        0                0

Cash flows from financing activities:              -----------------------------
    Net cash from financing activities                       0                0

Net decrease in cash and cash equivalents              (15,755)          (4,464)

Cash and cash equivalents, beginning                 1,165,962        1,232,478
                                                   -----------------------------
Cash and cash equivalents, ending                    1,150,207        1,228,014
                                                   =============================

Supplemental disclosures of cash flow information:

  Cash paid for income taxes                                 0                0
  Cash paid for interest expense                             0                0

                       THE ST. LAWRENCE SEAWAY CORPORATION
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1997
                                   (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997.

NOTE B--RECLASSIFICATION

     The 1996 financial statements have been reclassified, where necessary, to conform to the presentation of the 1997 financial statements.

NOTE C--EARNINGS PER SHARE

     Primary earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding under the modified treasury stock method. Common stock equivalents include all common stock options and warrants outstanding during each of the periods presented.

NOTE D-- STOCK PURCHASE AND DIVIDEND

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

THE ST. LAWRENCE SEAWAY CORPORATION


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Three months ended June 30, 1997 as compared to three months ended June 30, 1996.

Interest and dividend income increased to $14,322 in the three-months ended June 30, 1997, from $11,624 in the previous year. This increase is a result of higher rates of interest earned on available cash investments.

Farm rental revenue remained unchanged in the three months ended June 30, 1997 from those in the three months ended June 30, 1996.

General and administrative expenses decreased to $22,087 in the three months ended June 30, 1997 from $22,878 in the three-months ended June 30, 1996.

As a result of the above items, the Company had a loss of $5,997 before taxes in the three months ended June 30, 1997, as compared to a loss of $9,278 before taxes in the three months ended June 30, 1996.

Federal and state income tax benefits of $757 were applicable in the three months ended June 30, 1997 as compared to federal and state income tax benefits of $589 in the three months ended June 30, 1996.

Liquidity and Capital Resources

At June 30, 1997, the Company had net working capital of $1,123,487 the major portion of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.

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

            Item 3.
            Defaults upon Senior Securities - Not Applicable

            Item 4.
            Submission of Matters to a Vote of Security Holders - Not Applicable

            Item 5.
            Other Information - Not Applicable

            Item 6.
            Exhibits and Reports on form 8-K -

            Item 6(a) Exhibits -

            (27) Financial Data Schedule

            Item 6(b) Reports on Form 8-K -

            A Report on Form 8-K was filed on April 4, 1997, with respect to a dividend distribution by the Company of 514,191 shares of common stock, $.01 par value of Paragon Acquisition Company, Inc., and 513,191 non-transferable rights to purchase two additional shares of Paragon.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       THE ST. LAWRENCE SEAWAY
                                                       CORPORATION
                                                       Registrant


Date: 8/11/97                                          /s/Daniel L. Nir
                                                       -------------------------
                                                       Daniel L. Nir
                                                       President and Treasurer
                                                       (Chief Financial Officer)


Date: 8/11/97                                          /s/Jack C. Brown
                                                       -------------------------
                                                       Jack C. Brown
                                                       Secretary