Form 10-Q
period 1997-09-30
ST LAWRENCE SEAWAY CORP
filed 1997-11-13
CIK 86264

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     --------------------------------------


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                           Commission File No.
September 30, 1997                               0-2040
------------------                               ------

                       THE ST. LAWRENCE SEAWAY CORPORATION
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          INDIANA                                        35-1038443
          -------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

818 Chamber of Commerce Building
320 N. Meridian Street
Indianapolis, Indiana                                      46204
---------------------                                      -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (317) 639-5292
                                                   -----------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X           No
             ---              ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class                            Outstanding at September 30, 1997
     -----                            ---------------------------------

Common Stock, $1.00 par value                     393,735











                       THE ST. LAWRENCE SEAWAY CORPORATION
                       -----------------------------------
                                 FORM 10-Q INDEX
                                 ---------------


PART I.  FINANCIAL INFORMATION                                                               PAGE
-------  ---------------------                                                               ----

Balance Sheets - September 30, 1997 (UNAUDITED) and March 31, 1997 ............................3

Statements of Income - Three months ended September 30, 1997 and 1996
   (UNAUDITED).................................................................................4

Statements of Income - Six months ended September 30, 1997 and 1996
   (UNAUDITED).................................................................................5

Statements of Cash Flows - Six months ended September 30, 1997 and
   1996 (UNAUDITED) ...........................................................................6

Notes to Financial Statements - September 30, 1997...........................................7-8

Management's Discussion and Analysis of Financial Condition and
   Results of Operations ....................................................................9-10

PART II.  OTHER INFORMATION.................................................................11-12
---------------------------
Signatures....................................................................................13

Exhibits....................................................................................14-15

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                SEPTEMBER 30, 1997 (UNAUDITED) AND MARCH 31, 1997


                                                                    SEPTEMBER 30,       MARCH 31,
                                                                        1997              1997
                                                                        ----              ----
                                                    ASSETS

Current assets:
     Cash and cash equivalents                                       $1,138,680        1,165,962
     Interest and other receivables                                       1,723            1,522
     Prepaid items                                                        1,590              809
     Deferred income taxes                                                3,739            2,014
                                                                     ----------       ----------
Total Current Assets                                                  1,145,732        1,170,307

Land                                                                    118,913          118,913
Property and equipment                                                    3,463            4,247
                                                                     ----------       ----------
Total Assets                                                         $1,268,108        1,293,467
                                                                     ==========       ==========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Payroll taxes withheld and accrued                              $      772            1,644
     Accounts payable & other                                            22,543           32,120
     Deferred Income                                                      2,736            8,208
     Federal & state taxes payable                                          337                0
                                                                     ----------       ----------
Total Current Liabilities                                                26,388           41,972

Shareholders' equity:
     Common stock, par value $1,
       4,000,000 authorized, 393,735 issued
       and outstanding at the respective dates                          393,735          393,735
     Additional paid-in capital                                         281,252          281,252
     Retained earnings                                                  566,733          576,508
                                                                     ----------       ----------
Total Shareholders' Equity                                            1,241,720        1,251,495
                                                                     ----------       ----------
Total Liabilities and Shareholders' Equity                           $1,268,108        1,293,467
                                                                     ==========       ==========

                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                            1997             1996
                                                            ----             ----

Revenues:
     Farm rentals                                            2,736            2,736
     Interest and dividends                                 14,577           14,863
                                                          --------         --------
Total revenues                                              17,313           17,599


Operating costs and expenses:
     Farm related operating costs                              393              897
     Depreciation                                              392              392
     General and administrative                             21,617           19,594
                                                          --------         --------
Total operating expenses                                    22,402           20,883

Income (Loss) before tax provision                          (5,089)          (3,284)
     Provision for income taxes/
       (tax benefit)                                          (554)            (392)
                                                          --------         --------
Net income (loss)                                           (4,535)          (2,892)
                                                          ========         ========

Per share data:
     Weighted average number
       of common shares outstanding                        393,735          393,735
                                                          --------         --------

Primary earnings per share:
  Income (Loss) per share                                 ($  0.01)        ($  0.01)
                                                          ========         ========

                       THE ST. LAWRENCE SEAWAY CORPORATION
                  STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                                   1997                    1996
                                                                   ----                    ----
Revenues:
     Farm rentals                                                   5,472                   5,472
     Interest and dividends                                        28,799                  26,487
                                                                ---------                --------
Total revenues                                                     34,271                  31,959


Operating costs and expenses:
     Farm related operating costs                                     946                   1,265
     Depreciation                                                     784                     784
     General and administrative                                    43,627                  42,472
                                                                ---------                --------
Total operating expenses                                           45,357                  44,521

Income (Loss) before tax provision                                (11,086)                (12,562)
     Provision for income taxes/
       (tax benefit)                                               (1,311)                   (981)
                                                                ---------                --------
Net income (loss)                                                  (9,775)                (11,581)
                                                                =========                ========


Per share data:
     Weighted average number
       of common shares outstanding                               393,735                 393,735
                                                                ---------                --------

Primary earnings per share:
  Income (Loss) per share                                        ($  0.02)               ($  0.03)
                                                                =========                ========

                       THE ST. LAWRENCE SEAWAY CORPORATION
                STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                  SEPTEMBER 30,      SEPTEMBER 30,
                                                                      1997               1996
                                                                      ----               ----
Cash flows from operating activities:
Net income (loss)                                                 $    (9,775)           (11,581)
Adjustments to reconcile net income to
  net cash from operating activities
  Depreciation                                                            784                784
(Increase) Decrease in current assets:
  Interest receivable                                                    (201)                 0
  Other receivables                                                         0              9,510
  Prepaid items                                                          (781)              (485)
  Deferred income tax                                                  (1,725)            (1,485)
(Decrease) Increase in current liabilities:
  Payroll tax & other                                                    (872)               202
  Accounts payable                                                    (15,049)           (18,166)
  Income taxes payable                                                    337                411
                                                                  ------------        -----------
    Net cash from operating activities                                (27,282)           (20,810)

Cash flows from investing activities:
    Purchase of equipment                                                   0                  0
                                                                  ------------        -----------
    Net cash from investing activities                                      0                  0

Cash flows from financing activities:
    Net cash from financing activities                                      0                  0
Net decrease in cash and cash equivalents                             (27,282)           (20,810)

Cash and cash equivalents, beginning                                1,165,962          1,232,478
                                                                  ------------        -----------
Cash and cash equivalents, ending                                 $ 1,138,680          1,211,668
                                                                  ============        ===========

Supplemental disclosures of cash flow information:

  Cash paid for income taxes                                            1,429                122
  Cash paid for interest expense                                            0                  0


                       THE ST. LAWRENCE SEAWAY CORPORATION
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997.

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

NOTE D--STOCK PURCHASE AND DIVIDEND

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

                       THE ST. LAWRENCE SEAWAY CORPORATION


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations -- Three months ended September 30, 1997 as compared to three months ended September 30, 1996.

Interest and dividend income decreased slightly to $14,577 in the three-months ended September 30, 1997, from $14,863 in the previous year. The decrease is a result of slightly lower interest rates received on the Company's available cash investments.

Farm rental revenue remained unchanged in the three months ended September 30, 1997.

General and administrative expenses increased to $21,617 in the three months ended September 30, 1997, from $19,594 on the three-months ended September 30, 1996. This increase reflects special legal fees paid on account of the Company's dividend of Paragon Acquisition Inc. shares and subscription rights to St. Lawrence shareholders.

As a result of the above items, the Company had a loss of $5,089 before taxes in the three months ended September 30, 1997, as compared to a loss of $3,284 before taxes in the three month ended September 30, 1996.

Federal and state income tax benefits of $554 were applicable in the three months ended September 30, 1997, as compared to federal and state income tax benefits of $392 in the three months ended September 30, 1996.

Results of Operations - Six months ended September 30, 1997, compared to six months ended September 30, 1996.

Interest and dividend income increased to $28,799 in the six months ended September 30, 1997, from $26,487 in the same period ended September 30, 1996. This increase is a result of higher rates of interest earned on available cash investments.

Farm rental revenues remained unchanged in the six months ended September 30, 1997.

General and administrative expenses increased to $43,627 in the six months ended September 30, 1997, from $42,472 in the six months ended September 30, 1996. This increase reflects special legal fees paid on account of the Company's dividend of Paragon Acquisition Inc. shares and subscription rights to St. Lawrence shareholders.

As a result of the above items the Company incurred a loss before provision for income taxes of $11,086 in the six months ended September 30, 1997 as compared to a loss before provision for income taxes of $12,562 in the comparable period a year ago.

Federal and state income tax benefits of $1,311 were applicable in the six months ended September 30, 1997 as compared to federal and state income benefits of $981 that were applicable in the six months ended September 30, 1996.

Liquidity and Capital Resources

At September 30, 1997, the Company had net working capital of $1,119,344 the major portion of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.

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

                       THE ST. LAWRENCE SEAWAY CORPORATION

PART II.  OTHER INFORMATION
---------------------------

          Item 1.
          Legal Proceeding - Not Applicable

          Item 2.
          Changes in Securities - Not Applicable

          Item 3.
          Defaults upon Senior Securities - Not Applicable

          Item 4.
          Submission of Matters to a Vote of Security Holders

          (a) The Company held its Annual Meeting of Stockholders on October 30, 1997.

          (b) Not applicable.

          (c) At the stockholders meeting, the Company's nominees for director were elected by the following votes:

              Nominee               Votes in Favor            Votes to Withhold
              -------               --------------            -----------------
                                                                   Authority
                                                                   ---------

          Joel M. Greenblatt            216,156                      2,976

          Daniel L. Nir                 216,481                      2,651

          Jack C. Brown                 215,882                      3,250

          Edward B. Grier III           216,156                      2,976

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


                                                       THE ST. LAWRENCE SEAWAY
                                                       -----------------------
                                                       CORPORATION
                                                       -----------
                                                       Registrant

                                                       /s/ Daniel L. Nir
Date: 11/13/97                                         -------------------------
                                                       Daniel L. Nir
                                                       President and Treasurer
                                                       (Chief Financial Officer)

                                                       /s/ Jack C. Brown
Date: 11/13/97                                         -------------------------
                                                       Jack C. Brown
                                                       Secretary