Form 10-Q
period 1997-12-31
ST LAWRENCE SEAWAY CORP
filed 1998-02-12
CIK 86264

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                       -----------------------------------


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                           Commission File No.
December 31, 1997                                 0-2040
-----------------                           ------------------

                       THE ST. LAWRENCE SEAWAY CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           INDIANA                                      35-1038443
           -------                                      ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


818 Chamber of Commerce Building
320 N. Meridian Street
Indianapolis, Indiana                                      46204
----------------------------------------                 ----------
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

         Yes [X]         No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                               Outstanding at February 2, 1998
           -----                               -------------------------------

Common Stock, $1.00 par value                             393,735

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Balance Sheets - December 31, 1997 (UNAUDITED) and March 31, 1997 ........     3

Statements of Income - Three months ended December 31, 1997
   and 1996 (UNAUDITED) ..................................................     4

Statements of Income - Nine months ended December 31, 1997
    and 1996 (UNAUDITED) .................................................     5

Statements of Cash Flows - Nine months ended December 31, 1997
   and 1996 (UNAUDITED) ..................................................     6

Notes to Financial Statements - December 31, 1997 ........................   7-8

Management's Discussion and Analysis of Financial Condition and
   Results of Operations .................................................  9-10

PART II.  OTHER INFORMATION ..............................................    11
---------------------------

Signatures ...............................................................    12

Exhibit (27) ............................................................. 13-14

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                DECEMBER 31, 1997 (UNAUDITED) AND MARCH 31, 1997


                                                      DECEMBER 31,    MARCH 31,
                                                         1997            1997
                                                      =========================
                                     ASSETS

Current assets:
     Cash and cash equivalents                        $1,106,201      1,165,962
     Interest and other receivables                            0          1,522
     Prepaid items                                         1,180            809
     Deferred income taxes                                 7,486          2,014
                                                      ----------      ---------
Total Current Assets                                   1,114,867      1,170,307

Land                                                     118,913        118,913
Property and equipment                                     3,071          4,247
                                                      ----------      ---------
Total Assets                                          $1,236,851      1,293,467
                                                      =========================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Payroll taxes withheld and accrued               $    1,247          1,644
     Accounts payable & other                             14,588         32,120
     Deferred Income                                           0          8,208
     Federal & state taxes payable                           532              0
                                                      ----------      ---------
Total Current Liabilities                                 16,367         41,972

Shareholders' equity:
     Common stock, par value $1,
       4,000,000 authorized, 393,735 issued
       and outstanding at the respective dates           393,735        393,735
     Additional paid-in capital                          281,252        281,252
     Retained earnings                                   545,497        576,508
                                                      ----------      ---------
Total Shareholders' Equity                             1,220,484      1,251,495
                                                      ----------      ---------
Total Liabilities and Shareholders' Equity            $1,236,851      1,293,467
                                                      =========================


                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

                                                      DECEMBER 31,   DECEMBER 31,
                                                         1997           1996
                                                      --------------------------

Revenues:
     Farm rentals                                      $  2,736       $  2,736
     Interest and dividends                              14,598         14,599
                                                       ------------------------
Total revenues                                           17,334         17,335


Operating costs and expenses:
     Farm related operating costs                           394            395
     Depreciation                                           392            392
     General and administrative                          41,336         44,441
                                                       ------------------------
Total operating expenses                                 42,122         45,228


Income (Loss) before tax provision                      (24,788)       (27,893)
     Provision for income taxes/
       (tax benefit)                                     (3,552)        (2,553)
                                                       ------------------------
Net income (loss)                                      $(21,236)      $(25,340)
                                                       ========================


Per share data:
     Weighted average number
       of common shares outstanding                     393,735        393,735
                                                       ------------------------

Basic earnings per share:
  Income (Loss) per share                              $  (0.05)      $  (0.06)
                                                       ========================


                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)


                                                      DECEMBER 31,   DECEMBER 31,
                                                         1997           1996
                                                      --------------------------

Revenues:
     Farm rentals                                         8,208          8,208
     Interest and dividends                              43,397         41,086
                                                       -----------------------
Total revenues                                           51,605         49,294


Operating costs and expenses:
     Farm related operating costs                         1,340          1,660
     Depreciation                                         1,176          1,176
     General and administrative                          84,963         86,914
                                                       -----------------------
Total operating expenses                                 87,479         89,750


Income (Loss) before tax provision                      (35,874)       (40,456)
     Provision for income taxes/
       (tax benefit)                                     (4,863)        (3,534)
                                                       -----------------------
Net income (loss)                                       (31,011)       (36,922)
                                                       =======================

Per share data:
     Weighted average number
       of common shares outstanding                     393,735        393,735
                                                       -----------------------

Basic earnings per share:
  Income (Loss) per share                              $  (0.08)      $  (0.09)
                                                       =======================


                       THE ST. LAWRENCE SEAWAY CORPORATION
               STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

                                                          DECEMBER 31,    DECEMBER 31,
                                                             1997            1996
                                                         ----------------------------

Cash flows from operating activities:
Net income (loss)                                       $   (31,011)      $  (36,922)
Adjustments to reconcile net income to
  net cash from operating activities
  Depreciation                                                1,176            1,176
(Increase) Decrease in current assets:
  Interest and other receivables                              1,522           11,104
  Prepaid items                                                (371)            (260)
  Deferred income tax                                        (5,472)          (4,246)
(Decrease) Increase in current liabilities:
  Payroll tax & other                                        (8,605)          (7,560)
  Accounts payable                                          (17,532)         (29,252)
  Income taxes payable                                          532              619
                                                        ----------------------------
    Net cash from operating activities                      (59,761)         (65,341)

Cash flows from investing activities:
    Purchase of equipment                                         0                0
                                                        ----------------------------
    Net cash from investing activities                            0                0

Cash flows from financing activities:
                                                        ----------------------------
    Net cash from financing activities                            0                0

Net decrease in cash and cash equivalents                   (59,761)         (65,341)

Cash and cash equivalents, beginning                      1,165,962        1,232,478
                                                        ----------------------------
Cash and cash equivalents, ending                       $ 1,106,201        1,167,137
                                                        ============================

Supplemental disclosures of cash flow information:

  Cash paid for income taxes                                  1,669                0
  Cash paid for interest expense                                  0                0


                       THE ST. LAWRENCE SEAWAY CORPORATION
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1997
                                   (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending December 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997.

NOTE B--RECLASSIFICATION

     The 1996 financial statements have been reclassified, where necessary, to conform to the presentation of the 1997 financial statements.

NOTE C--EARNINGS PER SHARE

     Basic earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding under the treasury stock method. Common stock equivalents include all common stock options and warrants outstanding during each of the periods presented.

NOTE D--STOCK PURCHASE AND DIVIDEND

On March 19, 1997, the Board of Directors of the Company declared a dividend distribution of 514,191 shares of common stock, $.01 par value (the "Shares") of Paragon Acquisition Company, Inc. ("Paragon"), and 514,191 non-transferable rights (the "Subscription Right") to purchase two (2) additional Shares of Paragon. Paragon is a newly-formed corporation which is seeking to acquire or merge with an operating business, and thereafter operate as a publicly-traded company. St. Lawrence purchased the Paragon shares on March 6, 1997, for $5,141, or $.01 per share, and is distributing one Paragon share and one subscription right for each share of St. Lawrence Common Stock owned or subject to exercisable options and warrants as of March 21, 1997 (the "Record Date"). Neither St. Lawrence nor Paragon will receive any cash or other proceeds from the distribution, and St. Lawrence stockholders will not make any payment for the share and subscription rights. The distribution to St. Lawrence stockholders is being made by St. Lawrence for the purpose of providing St. Lawrence stockholders with an equity interest in Paragon without such stockholders being required to contribute any cash or other capital in exchange for such equity interest.

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

THE ST. LAWRENCE SEAWAY CORPORATION


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS -- Three months ended December 31, 1997 as compared to three months ended December 31, 1996.

Interest and dividend income was comparable in the three months ended December 31, 1997 and 1996, with such 1997 income being $14,598 and such 1996 income at $14,599.

Farm rental revenue remained unchanged in the three months ended December 31, 1997 from those in the three months ended December 31, 1996.

General and administrative expenses decreased to $41,336 in the three months ended December 31, 1997 from $44,441 in the three-months ended December 31, 1996. This decrease reflects lower professional fees incurred and savings realized on general office expenses.

As a result of the above items, the Company had a loss of $24,788 before taxes in the three months ended December 31, 1997, as compared to a loss of $27,893 before taxes in the three months ended December 31, 1996.

Federal and state income tax benefits of $3,552 were applicable in the three months ended December 31, 1997 as compared to federal and state income tax benefits of $2,553 in the three months ended December 31, 1996.

RESULTS OF OPERATIONS - Nine months ended December 31, 1997, compared to nine months ended December 31, 1996.

Interest and dividend income increased to $43,397 in the nine months ended December 31, 1997, from $41,086 in the same period ended December 31, 1996. The increase is a result of slightly higher interest rates received on available cash investments.

Farm rental revenues remained unchanged in the nine months ended December 31, 1997 from those in the nine months ended December 31, 1996.

General and administrative expenses decreased to $84,963 in the nine months ended December 31, 1997 from $86,914 in the nine months ended December 31, 1996. This decrease reflects lower professional fees incurred and savings realized on general office expenses.

As a result of the above items the Company incurred a loss before provision for income taxes of $35,874 in the nine months ended December 31, 1997 as compared to a loss before provision for income taxes of $40,456 in the comparable period a year ago.

Federal and state income tax benefits of $4,863 were applicable in the nine months ended December 31, 1997 as compared to federal and state income benefits of $3,534 that were applicable in the nine months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had net working capital of $1,098,500 the major portion of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.

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

PART II.  OTHER INFORMATION

            Item 1.
            LEGAL PROCEEDING - Not Applicable

            Item 2.
            CHANGES IN SECURITIES - Not Applicable

            Item 3.
            DEFAULTS UPON SENIOR SECURITIES - Not Applicable

            Item 4.
            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - The Company held its Annual Meeting of Stockholders on October 30, 1997. At such Stockholders' Meeting, the Company's nominees for director were elected by the votes set forth in Part II, Item 4 of the Company's Form 10-Q for the Quarter Ended September 30, 1997, which Form 10-Q was filed with the Commission on November 14, 1997.

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


                                        THE ST. LAWRENCE SEAWAY
                                        CORPORATION
                                        Registrant


Date: 2/12/98                           /s/ Daniel L. Nir
                                        ---------------------------------------
                                        Daniel L. Nir
                                        President and Treasurer
                                        (Chief Financial Officer)


Date: 2/12/98                           /s/ Jack C. Brown
                                        ---------------------------------------
                                        Jack C. Brown
                                        Secretary