Form 10-K/A
period 1997-03-31
ST LAWRENCE SEAWAY CORP
filed 1998-03-18
CIK 86264

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

                                 AMENDMENT NO. 2

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997, as set forth in the pages attached hereto:

Item 1:
          Business

Item 7:
          Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 10:
          Directors and Executive Officers of the Registrant

Item 12:
          Security Ownership of Certain Beneficial Owners and Management

Item 14:
          Financial Statements


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE ST. LAWRENCE SEAWAY CORPORATION
                                                  (Registrant)


Dated: March 17, 1998                  By: /s/ Daniel L. Nir
                                           ------------------------------------
                                           Daniel L. Nir
                                           Treasurer
                                           (Principal Financial Officer)

                        AMENDED ITEMS 1, 7, 10, 12 AND 14
                                     OF THE
                          ANNUAL REPORT ON FORM 10-K OF
               THE ST. LAWRENCE SEAWAY CORPORATION (the "Company")
                    FOR ITS FISCAL YEAR ENDED MARCH 31, 1997



     ITEM 1.--BUSINESS

     RECENT DEVELOPMENTS

     On March 19, 1997, the Board of Directors of The St. Lawrence Seaway Corporation (herein "St. Lawrence" or the "Company") declared a dividend distribution (the "Distribution") of 514,191 shares of Common Stock, $.01 par value (the "Shares") of Paragon Acquisition Company, Inc. ("Paragon"), and 514,191 non-transferable rights (the "Subscription Rights") to purchase two (2) additional Shares of Paragon. Paragon was incorporated by its founders under the laws of Delaware on June 19, 1996, for the purpose of seeking to acquire or merge with an operating business, and thereafter to operate as a publicly-traded company. Paragon offered to sell Shares for par value of $.01 per Share to St. Lawrence, and in turn, have such Shares distributed to St. Lawrence Shareholders to broaden its shareholder base. St. Lawrence purchased the Paragon Shares on March 6, 1997, for total consideration of $5,141, using readily available cash assets of the Company.

     St. Lawrence has undertaken the Paragon transaction with the goal of providing St. Lawrence shareholders with an additional opportunity to participate in an acquisition or merger of businesses through Paragon, without requiring any additional investment by such shareholders. The Company believes that by acquiring for St. Lawrence stockholders an equity interest in Paragon, and the right to acquire additional ownership on the same terms as Paragon's majority shareholder, St. Lawrence shareholders will thereby have an interest in a greater number of vehicles available to effect a merger, acquisition or other business combination, and therefore, an increased opportunity to benefit from such transactions.

     The cash payment of $5,141 by St. Lawrence in exchange for the Paragon Shares and Subscription Rights to be distributed to St. Lawrence stockholders, was determined by St. Lawrence to represent a nominal investment in light of the potential benefits to St. Lawrence shareholders which may be available through their ownership of the Shares, the possible exercise of Subscription Rights to purchase additional Shares and the fact that PAR Holding, the majority shareholder of Paragon, agreed to purchase a significant number of Shares at a price substantially higher than the price paid by St. Lawrence.

     Because Paragon did not yet have a specific operating business, the Distribution of the Shares was conducted in accordance with Rule 419 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). As a result, the Shares, Subscription Rights, and any Shares issuable upon exercise of Subscription Rights, are being held in escrow and are non-transferable by the holder thereof until after the completion of a business combination with an operating company. The Subscription Rights will become exercisable at a price to be determined by Paragon's Board of Directors (not to exceed $2.00 per Subscription Right) once a business combination is identified and described in a post-effective amendment to Paragon's Registration Statement. While held in escrow, the Shares may not be traded or transferred, and the net proceeds from the exercise of Subscription Rights will remain in escrow subject to release upon consummation of a business combination. There is no current public trading market for the Shares and none is expected to develop, if at all, until after the consummation of a business combination and the release of Shares from escrow.

     The purchase of Shares and Subscription Rights by St. Lawrence, and the Distribution, was made by St. Lawrence for the purpose of distributing to St. Lawrence stockholders an equity interest in Paragon without such stockholders being required, either individually or directly, to contribute any cash or other capital in exchange for such equity interest.

     At the time of the Distribution on or about March 21, 1997, St. Lawrence mailed to each of its Shareholders a copy of Paragon's Prospectus. Significant points explained in the Prospectus (and noted to St. Lawrence shareholders in a cover letter accompanying the Prospectus) include:

          -- St. Lawrence shareholders were NOT required to make any payment to receive the Paragon shares. Payment will only be required from St. Lawrence shareholders IF they decide to exercise their Subscription Rights to purchase additional Paragon Shares;

          -- The costs of organizing and operating Paragon have been borne by the founders of Paragon. Neither St. Lawrence nor its shareholders have any future obligations to Paragon, financial or otherwise.

          -- There is no change in ownership of St. Lawrence, and St. Lawrence shareholders remain free to purchase or sell St. Lawrence common stock at all times. Restrictions on transfer only apply to the Paragon shares. St. Lawrence common stock and Paragon common stock are entirely separate in all respects.

          -- Paragon and St. Lawrence are independent companies, with separate management, and will be operated as independent companies in the future.

     None of the officers and directors of Paragon are officers and directors of St. Lawrence, and Paragon and St. Lawrence have no arrangements, fiduciary obligations, understandings or intentions to allocate acquisition or other business opportunities between them. Any opportunities identified by the managements of the respective companies are expected to be examined and pursued, if at all, independently of each other. With each of Paragon and St. Lawrence independently available for business combinations and other acquisition opportunities, St. Lawrence management believes that the potential to benefit St. Lawrence's shareholders has been enhanced.

    COMPANY HISTORY

     The Company is an Indiana corporation organized on March 31, 1959, which, since such date has principally engaged in farming activities involving the lease of property to farmers who are directly responsible for the operation of the farm and who pay St. Lawrence an annual rental fee. From time to time, St. Lawrence also has harvested excess timber from its farm property. During the last six years, the Company's only other operating activity has been the sale of certain farming acreage, and investment of its remaining liquid assets, primarily in interest bearing cash equivalent securities.

     ITEM 7.--MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

      YEAR ENDED MARCH 31, 1997, AS COMPARED TO YEAR ENDED MARCH 31, 1996.

     Interest and dividend income decreased to $54,545 in the year ended March 31, 1997, from $59,858 in the previous year. The decrease is a result of lower interest rates received on cash invested in the year ended March 31, 1997.

     General and administrative expenses decreased to $105,220 in the year ended March 31, 1997 from $141,748 in the year ended March 31, 1996 principally due to reduced legal and other professional expenses currently recognized in the Company's Statement of Income as of March 31, 1997. The following table summarizes the significant components of these expenses, and presents a comparison of such components for the years ended March 31, 1997 and March 31, 1996:


                                                          YEAR ENDED MARCH 31,
                                                          1997           1996
                                                          ----           ----
    Executive Compensation, Salaries and
       Employee Benefits                                 $31,478       $29,855
    Office Rent and Operations                            11,382        11,491
    Stock Services, Proxy, Annual Meeting and
        SEC Report Compliance                             19,595        16,908
    Professional Fees (accounting & legal)                44,362        85,166
    Amortization and Depreciation                          1,568         1,438
    Payroll, excise and other taxes                        3,711         3,380


     The higher professional fees for the year ended March 31, 1996, are attributable to the formation and subsequent dissolution of the St. Lawrence Fund, a wholly-owned subsidiary of the Company, which was intended to register under the Investment Company Act of 1940 and to invest in securities. Reference is made to the Company's Forms 8-K filed January 19, 1996, and June 3, 1996, for further information regarding the St. Lawrence Fund.

       YEAR ENDED MARCH 31, 1996, AS COMPARED TO YEAR ENDED MARCH 31, 1995.

     General and administrative expenses decreased to $141,748 in the year ended March 31, 1996 from $148,053 on the year ended March 31, 1995 principally due to reduced legal and other professional expenses currently recognized in the Company's Statement of Income as of March 31, 1995. The following table summarizes the significant components of these expenses, and presents a comparison of such components for the years ended March 31, 1996 and March 31, 1995:

                                                       YEAR ENDED MARCH 31,
                                                       1996           1995
                                                       ----            ---
  Executive Compensation, Salaries and
     Employee Benefits                                $29,855        $28,797
  Office Rent and Operations                           11,491         10,629
  Stock Services, Proxy, Annual Meeting and
      SEC Report Compliance                            16,908         17,711
  Professional Fees (accounting & legal)               85,166         94,445
  Amortization and Depreciation                         1,438            588
  Payroll, excise and other taxes                       3,380          3,659


Depreciation increased significantly for the year ended March 31, 1996 compared to the year ended March 31, 1995, due to depreciation and amortization of the computer system purchased by the Company during the fiscal year ended March 31, 1996 for a total price of $1,961.48. The higher professional fees for the year ended March 31, 1995, are attributable to the recognition in that year of approximately $53,000 of deferred expenses in connection with a proposed offering and sale of senior debentures of the Company, which offering was terminated in 1994 before the Registration Statement for such offering became effective. Such offering was terminated based upon uncertainty in the Company's ability to offer or achieve broad distribution and sale of such debentures. Actual professional fees exceeded the total amount paid, however, the Company was successful in negotiating a reduction in such fees due to the offering being terminated early.

     TRENDS AND UNCERTAINTIES

While the Company has for several years regularly incurred high general and administrative expenses in relation to its revenues, this trend is explained in part by the fact that the current management has been not been able to locate economically beneficial replacements for certain revenue generating assets which were sold by prior management, the fact that there are significant fixed expenses associated with being a publicly-held company, and by regulatory restraints on the permissible investment of assets by the Company. In the two most recently completed fiscal years, management has reduced general and administrative expenses by an aggregate $42,833, and believes that it has identified certain costs associated with its annual report and annual meeting of stockholders which can be reduced in the current fiscal year. Directors of the Company have waived most of the Directors fees payable to them under the Company's charter. Management has no specific plans to decrease other expenses, but will continue to examine costs on a monthly basis.

Over the past several years, St. Lawrence's Board of Directors has searched for new business opportunities, including spin-offs, acquisitions, and restructuring, to increase the Company's value. Despite these efforts, the Board has been unable to find a situation which would serve the stockholders best interest. In March, 1997, St. Lawrence completed the Paragon transaction (with an aggregate investment of $5,141) with the goal of providing its stockholders with an additional opportunity to participate in the acquisition or merger of businesses. Although no prediction can be made as to whether St. Lawrence or Paragon will be successful in their respective searches for new business opportunities, Management expects to continue its efforts through the fiscal year ended March 31, 1999, and at such time to re-evaluate its strategy and the use of its assets. During its search for acquisitions, the Company has maintained its assets in highly liquid, safe, but low-yielding cash equivalent instruments and bank accounts. Unless investments in higher-yielding investments are made, subject to applicable regulatory restrictions, a continued, prolonged search may incur expenses which exceed revenues.

          YEAR 2000

The Company has initiated a review of its management and information systems to discover whether such systems are Year 2000 compliant. Although the Company has not completed its review, the Company does not anticipate that significant compliance efforts will be required as it does not rely heavily on computers in its operations.

          OUTLOOK

This Form 10-K contains statements which are not historical facts, but are forward-looking statements which are subject to risks, uncertainties and unforseen factors that could affect the Company's ability to accomplish its strategic objectives with respect to acquisitions and developing new business opportunities, as well as its operations and actual results. All forward-looking statements contained herein reflect Management's analysis only as of the date of the filing of this Report. Except as may be required by law, the Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents which the Company files from time to time with the Securities and Exchange Commission.

ITEM 10.--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          DIRECTORS' POSITIONS WITH THE COMPANY

In addition to being a Director of the Company, Edward B. Grier holds the position of Vice President.

          SUMMARY COMPENSATION TABLE

As permitted by Item 402 of Regulation S-K, the Summary Compensation Table has been intentionally omitted as there was no compensation awarded to, earned by or paid to the Named Executives which is required to be reported in such Table for any fiscal year covered thereby. In addition, no transactions between the Company and a third party where the primary purpose of the transaction was to furnish compensation to a Named Executive were entered into for any fiscal year covered thereby.

ITEM 12.-- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of July 25, 1997 the beneficial share ownership of all beneficial owners of 5% or more of the Company's securities, all directors and executive officers of the Company owning securities, and of all officers and directors as a group.

                                          Amount and
                                          Nature of
  Beneficial                              Beneficial                Percent
  Owner                                   Ownership                 of Class
  -----                                   ---------                 --------

  The Windward Group, L.L.C.              150,000(1)                  29.5%
  100 Jericho Quadrangle
  Suite 212
  Jericho, NY 11753

  Joel M. Greenblatt                      150,000(2)                  29.5%
  100 Jericho Quadrangle
  Suite 212
  Jericho, NY 11753

  Daniel L. Nir                           150,000(2)                  29.5%
  100 Jericho Quadrangle
  Suite 212
  Jericho, NY 11753

  Jack C. Brown                            20,456(3)                   4.02%
  320 N. Meridian St.
  Suite 818
  Indianapolis, IN 46204

  Edward B. Grier III                           0                        *
  100 Jericho Quadrangle
  Suite 212
  Jericho, NY 11753

  All directors and
   officers as a group                    170,456                     33.5%
  (4 persons)


  ---------------------

  *    Less than 1%

  (1) Includes 100,000 Shares subject to a currently exercisable Stock Warrant issued to the Windward Group L.L.C.
  (2) Includes 100,000 Shares subject to a currently exercisable Stock Warrant issued to the Windward Group L.L.C. Ownership of Mr. Nir and Mr. Greenblatt is indirect as a result of their membership interest in The Windward Group, L.L.C. Mr. Nir and Mr. Greenblatt disclaim individual beneficial ownership of any common stock of the Company.
  (3) Includes 15,000 shares subject to currently exercisable stock options granted on June 11, 1983, as amended, and expiring on September 21, 1997, with a per share exercise price of $3.00.

  No other person or group has reported that it is the beneficial owner of more than 5% of the outstanding Common Stock of the Company.

     ITEM 14.--EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K



     (a) Financial Statements:                                         Page No.
         --------------------                                          -------

     Balance Sheets                                                         9
     Statements of Income                                                  10
     Statement of Shareholders' Equity                                     11
     Statements of Cash Flows                                              12

     Notes to Financial Statements                                      13-18

    (b) Exhibits
        --------

        Exhibit 27--Financial Data Schedule                             19-20

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                        MARCH 31, 1997 AND MARCH 31, 1996



                                                                      1997             1996
                                                                   ===========================
                                     ASSETS

Current assets:
   Cash and cash equivalents                                       $1,165,962        1,232,478
   Interest and other receivables                                       1,522           11,104
   Prepaid items                                                          809              549
   Deferred income taxes                                                2,014            2,014
                                                                   ----------        ---------
Total Current Assets                                                1,170,307        1,246,145

Land                                                                  118,913          118,913
Property and equipment                                                  4,247            5,816
                                                                   ----------        ---------
Total Assets                                                       $1,293,467        1,370,874
                                                                   ===========================


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Payroll taxes withheld and accrued                              $    1,644              454
   Accounts payable & other                                            32,120           53,432
   Deferred Income                                                      8,208            8,208
                                                                   ----------        ---------
   Total Current Liabilities                                           41,972           62,094

Shareholders' equity:
   Common stock, par value $1,
     4,000,000 authorized, 393,735 issued
     and outstanding at the respective dates                          393,735          393,735
   Additional paid-in capital                                         377,252          377,252
   Retained earnings                                                  480,508          537,793
                                                                   ---------------------------
Total Shareholders' Equity                                          1,251,495        1,308,780
                                                                   ---------------------------
Total Liabilities and Shareholders' Equity                         $1,293,467        1,370,874
                                                                   ===========================


The accompanying notes are an integral part of these financial statements.

                       THE ST. LAWRENCE SEAWAY CORPORATION
                              STATEMENTS OF INCOME

                                                    YEARS ENDED MARCH 31,
                                           1997             1996             1995
                                         --------         --------         --------

Revenues:
   Farm rentals                          $  9,120            9,120            9,804
   Interest and dividends                  54,545           59,858           55,311
   Other                                        0                0                0
                                         --------         --------         --------
Total revenues                           $ 63,665           68,978           65,115

Operating costs and expenses:
   Farm related operating costs             2,056            1,243            1,634
   Depreciation                             1,568            1,438              588
   Consulting Fees - Note 3                 6,000           44,400           44,400
   General and administrative             105,220          141,748          148,053
                                         ------------------------------------------
Total operating expenses                  114,844          188,829          194,675


Income (Loss) before income taxes         (51,179)        (119,851)        (129,560)

Income taxes/(tax benefit)                    965              735           (5,429)
                                         --------         -------------------------
Net income (loss)                         (52,144)        (120,586)        (124,131)
                                         ==========================================
Per share data:
   Weighted average number
     of common shares outstanding         393,735          393,735          393,735
                                         ------------------------------------------

Primary earnings per share:
  Income (Loss) per share                $  (0.13)        $  (0.31)        $  (0.32)
                                         ==========================================



   The accompanying notes are an integral part of these financial statements.

                       THE ST. LAWRENCE SEAWAY CORPORATION
                         STATEMENT OF SHAREHOLDER EQUITY


                                               Common stock           Additional
                                           Number of      Par          Paid-in        Retained
                                            Shares      Value $1       Capital        Earnings
                                           ---------------------      ----------      --------

Balance at March 31, 1994                  393,735       393,735       281,252         801,710
   Prior Period adjustment                                              96,000         (19,200)
                                           ---------------------------------------------------
Balances restated as of 4/1/94             393,735       393,735       377,252         782,510

   Net loss for 1995                                                                  (124,131)
                                           ---------------------------------------------------
Balance at March 31, 1995                  393,735       393,735       377,252         658,379
715,979

   Net loss for 1996                                                                  (120,586)
                                           ---------------------------------------------------
Balance at March 31, 1996                  393,735       393,735       377,252         537,793

   Net loss for 1997                                                                   (52,144)
   Distribution of Paragon Stock                                                        (5,141)
     (Note 7)                              ---------------------------------------------------
Balance at March 31, 1996                  393,735       393,735       377,252         480,508
                                           ===================================================











   The accompanying notes are an integral part of these financial statements.

                       THE ST. LAWRENCE SEAWAY CORPORATION
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                1997              1996               1995
                                                                ----              ----               ----

Cash flows from operating activities:
Net income (loss)                                             (52,144)          (120,586)          (124,131)
Adjustments to reconcile net income to
  net cash from operating activities
  Depreciation                                                  1,568              1,438                588
(Gain) Loss on asset sales                                          0                  0                  0
(Increase) in deferred items                                        0                  0             70,000
(Increase) Decrease in current assets:
  Interest receivable                                               0                  0             (1,267)
  Other receivables                                             9,582              8,179            (16,650)
  Prepaid items                                                  (260)            46,304             35,127
  Deferred income tax                                               0                  0                  0
(Decrease) Increase in current liabilities:
  Payroll tax & other                                           1,190               (267)                25
  Accounts payable                                            (21,311)            38,502             (6,982)
                                                          -------------------------------------------------
    Net cash from operating activities                        (61,375)           (26,430)           (43,290)

Cash flows from investing activities:
    Purchase of equipment                                           0             (1,962)            (5,880)
    Proceeds from asset sales-                                      0                  0                  0
                                                          -------------------------------------------------
    Net cash from investing activities                              0             (1,962)            (5,880)

Cash flows from financing activities:
   Purchase of Paragon Stock - Note 7                          (5,141)                 0                  0
                                                          -------------------------------------------------
   Net cash from financing activities                          (5,141)                 0                  0

Net increase in cash and cash equivalents                     (66,516)           (28,392)           (49,170)

Cash and cash equivalents, beginning                        1,232,478          1,269,870          1,310,040
                                                          -------------------------------------------------
  Cash and cash equivalents, ending                       $ 1,165,962          1,232,478          1,260,870
                                                          -------------------------------------------------

Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                     122                  0                500
   Cash paid for interest expenses                                  0                  0                  0



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

USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions

                       THE ST. LAWRENCE SEAWAY CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS



     that affect the reported amounts of assets and liabilities and disclosure contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 3. RELATED PARTIES

     During the fiscal years ending March 31, 1997, 1996 and 1995, the Company paid to Jack C. Brown, Secretary and a Director, an annual administrative fee of $6,000, which was paid monthly in the amount of $500. Additional expenses were recognized in 1996 and 1995 for the payment of consulting fees in 1993 on behalf of the Company by the Windward Group, LLC the beneficial owner of

                       THE ST. LAWRENCE SEAWAY CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS



NOTE 3. RELATED PARTIES (Continued)

     150,000 shares of the Company. The payment on behalf of the Company was recognized as an expense and treated as a contribution of capital by Windward to the Company.

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

NOTE 8. PRIOR PERIOD ADJUSTMENT

     The Company recorded a prior period adjustment for the period beginning April 1, 1994. On September 30, 1993, in connection with its acquisition of a significant equity interest in the Company from Bernard Zimmerman, (an officer and director of the Company), the Windward Group LLC ("Windward") (f/k/a Industrial Development Company LLC ) entered into a consulting contract with Bernard Zimmerman & Co., Inc., (the "Consultant"). The terms of such contract resulted in the payment of $96,000 to the Consultant for services to Windward in connection with the location, and evaluation of potential acquisition, merger and property sale possibilities for St. Lawrence. The payment of such $96,000 by Windward which is a principal shareholder of the Company has been reflected as an expense of the Company and treated as a contribution of capital by Windward to the Company in accordance with SAB 5:T.