Form 10-K/A
period 1997-03-31
ST LAWRENCE SEAWAY CORP
filed 1998-04-14
CIK 86264

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

                                 AMENDMENT NO. 3

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the Fiscal Year ended March 31, 1997, as set forth in the pages attached hereto:


Item 14:

     Financial Statements -- Report of Independent Auditors


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE ST. LAWRENCE SEAWAY CORPORATION
                                       (Registrant)


Dated: April 8, 1998                   By: /S/Daniel L. Nir
                                           ------------------------------------
                                           Daniel L. Nir
                                           Treasurer
                                           (Principal Financial Officer)

                                 AMENDED ITEM 14
                                     OF THE
                          ANNUAL REPORT ON FORM 10-K OF
               THE ST. LAWRENCE SEAWAY CORPORATION (the "Company")
                    FOR ITS FISCAL YEAR ENDED MARCH 31, 1997



ITEM 14. -- EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS:

    Report of Independent Auditors                          Attached hereto

SALLEE & COMPANY, INC.

     CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
                                                         MEMBER
                                                         AICPA
                                                         TAX DIVISION
                                                         DIVISION OF FIRMS:
                                                           SEC PRACTICE SECTION
                                                         INDIANA CPA SOCIETY


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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require, that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THE ST. LAWRENCE SEAWAY CORPORATION as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.



March 12, 1998

                                                   /s/ Sallee & Company





       1509 J STREET, P.O. BOX 1148, BEDFORD, INDIANA 47421, 812-275-4444
                               (FAX) 812-275-3300