Form 10-Q/A
period 1997-12-31
ST LAWRENCE SEAWAY CORP
filed 1998-04-14
CIK 86264

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A

                               AMENDMENT NO. 1 TO
                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                           Commission File No.
December 31, 1997                                                0-2040
-----------------                                           -------------------


                       THE ST. LAWRENCE SEAWAY CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            INDIANA                                    35-1038443
            -------                                    ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


818 Chamber of Commerce Building
320 N. Meridian Street
Indianapolis, Indiana                                     46204
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (317) 639-5292
                                                    ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [X]         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                         Outstanding at March 30, 1998
            -----                         -----------------------------

Common Stock, $1.00 par value                       393,735

                             AMENDMENT TO FORM 10-Q


This Form 10-Q/A amends the Registrant's previously filed Form 10-Q for the quarter ended December 31, 1997. On March 18, 1998, the Registrant filed an amended Annual Report on Form 10-K for the fiscal year ended March 31, 1997, which included prior period adjustments, additional management discussions and disclosures. This Amendment to Form 10-Q reflects changes necessary to conform the most recent quarterly financial statements of the Registrant to the amended Annual Report on Form 10-K and to include additional management discussion where appropriate.

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                FORM 10-Q/A INDEX



PART I.  FINANCIAL INFORMATION                                             PAGE


Balance Sheets - December 31, 1997 (UNAUDITED) and
   March 31, 1997 ............................................................5

Statements of Income - Three months ended December 31, 1997
   and 1996 (UNAUDITED) ......................................................6

Statements of Income - Nine months ended December 31, 1997
   and 1996 (UNAUDITED).......................................................7

Statements of Cash Flows - Nine months ended December 31, 1997 and 1996 (UNAUDITED) ......................................................8

Notes to Financial Statements - December 31, 1997..........................9-10

Management's Discussion and Analysis of Financial Condition and
   Results of Operations .................................................11-12

PART II.  OTHER INFORMATION..................................................13

Signatures...................................................................14

Exhibit (27)..............................................................15-16

This Form 10-Q contains statements which are not historical facts, but are forward-looking statements which are subject to risks, uncertainties and unforeseen factors that could affect the Company's ability to accomplish its strategic objectives with respect to acquisitions and developing new business opportunities, as well as its operations and actual results. All forward-looking statements contained herein reflect Management's analysis only as of the date of the filing of this Report. Except as may be required by law, the Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents which the Company files from time to time with the Securities and Exchange Commission.

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                DECEMBER 31, 1997 (UNAUDITED) AND MARCH 31, 1997


                                                               DECEMBER 31,     MARCH 31,
                                                                  1997            1997
                                                               =========================
                                     ASSETS

Current assets:
     Cash and cash equivalents                                  $1,106,201      1,165,962
     Interest and other receivables                                      0          1,522
     Prepaid items                                                   1,180            809
     Deferred income taxes                                           7,486          2,014
                                                                ----------      ---------
Total Current Assets                                             1,114,867      1,170,307

Land                                                               118,913        118,913
Property and equipment                                               3,071          4,247
                                                                ----------      ---------
Total Assets                                                    $1,236,851      1,293,467
                                                                =========================



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Payroll taxes withheld and accrued                         $    1,247          1,644
     Accounts payable & other                                       14,588         32,120
     Deferred Income                                                     0          8,208
     Federal & state taxes payable                                     532              0
                                                                -------------------------
Total Current Liabilities                                           16,367         41,972

Shareholders' equity:
     Common stock, par value $1,
       4,000,000 authorized, 393,735 issued
       and outstanding at the respective dates                     393,735        393,735
     Additional paid-in capital (Note F)                           377,252        377,252
     Retained earnings                                             449,497        480,508
                                                                -------------------------
Total Shareholders' Equity                                       1,220,484      1,251,495
                                                                -------------------------
Total Liabilities and Shareholders' Equity                      $1,236,851      1,293,467
                                                                =========================


                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)


                                                   DECEMBER 31,     DECEMBER 31,
                                                      1997             1996
                                                   ----------------------------
Revenues:
     Farm rentals                                  $   2,736       $   2,736
     Interest and dividends                           14,598          14,599
                                                   -------------------------
Total revenues                                        17,334          17,335


Operating costs and expenses:
     Farm related operating costs                        394             395
     Depreciation                                        392             392
     General and administrative                       41,336          44,441
                                                   -------------------------
Total operating expenses                              42,122          45,228


Income (Loss) before tax provision                   (24,788)        (27,893)
     Provision for income taxes/
       (tax benefit)                                  (3,552)         (2,553)
                                                   -------------------------
Net income (loss)                                  $ (21,236)      $ (25,340)
                                                   =========================


Per share data:
     Weighted average number
       of common shares outstanding                  393,735         393,735
                                                   -------------------------


Basic earnings per share:
  Income (Loss) per share                          $   (0.05)      $   (0.06)
                                                   =========================



                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

                                                   DECEMBER 31,   DECEMBER 31,
                                                      1997           1996
                                                   --------------------------
Revenues:
     Farm rentals                                      8,208          8,208
     Interest and dividends                           43,397         41,086
                                                    -----------------------
Total revenues                                        51,605         49,294


Operating costs and expenses:
     Farm related operating costs                      1,340          1,660
     Depreciation                                      1,176          1,176
     General and administrative                       84,963         86,914
                                                    -----------------------
Total operating expenses                              87,479         89,750


Income (Loss) before tax provision                   (35,874)       (40,456)
     Provision for income taxes/
       (tax benefit)                                  (4,863)        (3,534)
                                                    -----------------------
Net income (loss)                                    (31,011)       (36,922)
                                                     ======================


Per share data:
     Weighted average number
       of common shares outstanding                  393,735        393,735
                                                    -----------------------


Basic earnings per share:
  Income (Loss) per share                           $  (0.08)      $  (0.09)
                                                    =======================


                       THE ST. LAWRENCE SEAWAY CORPORATION
               STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

                                                        DECEMBER 31,        DECEMBER 31,
                                                           1997                1996
                                                        -------------------------------
Cash flows from operating activities:
Net income (loss)                                       $  (31,011)      $   (36,922)
Adjustments to reconcile net income to
  net cash from operating activities
  Depreciation                                               1,176             1,176
(Increase) Decrease in current assets:
  Interest and other receivables                             1,522            11,104
  Prepaid items                                               (371)             (260)
  Deferred income tax                                       (5,472)           (4,246)
(Decrease) Increase in current liabilities:
  Payroll tax & other                                       (8,605)           (7,560)
  Accounts payable                                         (17,532)          (29,252)
  Income taxes payable                                         532               619
                                                        ----------------------------
    Net cash from operating activities                     (59,761)          (65,341)

Cash flows from investing activities:
    Purchase of equipment                                        0                 0
                                                        ----------------------------
    Net cash from investing activities                           0                 0

Cash flows from financing activities:
                                                        ----------------------------
    Net cash from financing activities                           0                 0

Net decrease in cash and cash equivalents                  (59,761)          (65,341)

Cash and cash equivalents, beginning                     1,165,962         1,232,478
                                                        ----------------------------
Cash and cash equivalents, ending                       $1,106,201         1,167,137
                                                        ============================


Supplemental disclosures of cash flow information:

  Cash paid for income taxes                                 1,669                 0
  Cash paid for interest expense                                 0                 0


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

NOTE E--USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE F--RELATED PARTIES

     During the fiscal years ending March 31, 1997, 1996 and 1995, the Company paid to Jack C. Brown, Secretary and Director, an annual administrative fee of $6,000, which was paid monthly in the amount of $500. Additional expenses were recognized in 1996 and 1995 for the payment of consulting fees in 1993 on behalf of the Company by the Windward Group, LLC the beneficial owner of 150,000 shares of the Company. The payment on behalf of the Company was recognized as an expense and treated as a contribution of capital by Windward to the Company.

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


                                         THE ST. LAWRENCE SEAWAY CORPORATION
                                         Registrant


Date: 4/8/98                             /s/ Daniel L. Nir
                                         -------------------------------------
                                         Daniel L. Nir
                                         President and Treasurer
                                         (Chief Financial Officer)




Date: 4/8/98                             /s/ Jack C. Brown
                                         -------------------------------------
                                         Jack C. Brown
                                         Secretary