Form 10-K
period 1998-03-31
ST LAWRENCE SEAWAY CORP
filed 1998-06-29
CIK 86264

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

                             ----------------------

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from _____________ to ____________


                         Commission file number 0-2040
                         -----------------------------


                       THE ST. LAWRENCE SEAWAY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Indiana                                       35-1038443
          -------                                       ----------
 (State or other jurisdiction            (I.R.S. Employer Identification Number)
of corporation or organization)


    320 N. Meridian St., Suite 818                        46204
    ------------------------------                        -----
       Indianapolis, Indiana                            (Zip Code)
(Address of principal executive offices)


                             ----------------------
                                 (317) 639-5292
               (Registrant's telephone number including area code)
                             ----------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                                      Name of Exchange on
        Title of each class                             Which Registered
        -------------------                           -------------------
Common Stock, par value $1.00 per share                       None


Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [x] No [ ]

The aggregate market value of Common stock held by non-affiliates of the registrant as of May 31, 1998 was approximately $930,267.25.

The number of shares of Common Stock of the registrant outstanding as of June 24, 1998 was 393,735.

================================================================================

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

At the time of the Distribution on or about March 21, 1997, St. Lawrence mailed to each of its Shareholders a copy of Paragon's Prospectus. Significant points explained in the Prospectus (and noted to St. Lawrence shareholders in a cover letter accompanying the Prospectus) include:

               --St. Lawrence shareholders were not required to make any payment to receive the Paragon shares. Payment will only be required from St. Lawrence shareholders if they decide to exercise their Subscription Rights to purchase additional Paragon Shares;

               --The costs of organizing and operating Paragon have been borne by the founders of Paragon. Neither St. Lawrence nor its shareholders have any future obligations to Paragon, financial or otherwise.

               --There is no change in ownership of St. Lawrence, and St. Lawrence shareholders remain free to purchase or sell St. Lawrence common stock at all times. Restrictions on transfer only apply to the Paragon shares. St. Lawrence common stock and Paragon common stock are entirely separate in all respects.

               --Paragon  and  St.  Lawrence  are  independent  companies,  with
               separate   management,   and  will  be  operated  as  independent
               companies in the future.

None of the officers and directors of Paragon are officers and directors of St. Lawrence, and Paragon and St. Lawrence have arrangements, fiduciary obligations, understandings or intentions to allocate acquisition or other business opportunities between them. Any opportunities identified by the managements of the respective companies are expected to be examined and pursued, if at all, independently of each other. With each of Paragon and St. Lawrence independently available for business combinations and other acquisition opportunities, St. Lawrence management believes that the potential to benefit St. Lawrence's shareholders has been enhanced.

        Description of Business
        -----------------------
        The Company is engaged in a search for other business opportunities which may or may not be related to its present agricultural, cash management and other investment activities.

        (a) Agricultural Activities -- At March 31, 1998, St. Lawrence was the owner of one parcel of agricultural real estate in Northern Indiana comprising approximately 195 acres. This real estate, known as Schleman Farm, is primarily devoted to farming activities under the cash lease method of operation. The cash lease method of operation involves the leasing of the property to farmers who are directly responsible for the operation of the Farm and who pay St. Lawrence a rental fee covering a ten-month period for the use of the property for farming and related activities. St. Lawrence generally receives these rental payments at one time or in semi-annual installments. Real estate taxes and other minor expenses, such as insurance, are the responsibility of St. Lawrence in some instances.

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

        (b) Cash Management and Other Investments -- During the fiscal year ended March 31, 1998, the Company continued its practice of maintaining its other assets in relatively liquid interest/dividend bearing money market investments. The Company is engaged in a search for other business opportunities and, accordingly, such assets may be used for an acquisition or for a partial payment of an acquisition or for the commencement of a new business.

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

        Employees
        ---------

        The Company has only one salaried employee at this time. In addition, Mr. Jack C. Brown, Secretary of St. Lawrence receives a monthly fee of $500 for administrative services that he renders to the Company. Such fee is paid pursuant to a month to month arrangement.

ITEM 2 - PROPERTIES

        At March 31, 1998, the Company owned one parcel of agricultural real estate in Porter County, Indiana comprising approximately 195 acres. Only a portion of the property, known as Schleman Farm, is suitable for farming purposes. The balance is wooded and from time-to-time is suitable to some extent for timber harvesting operations. In the past, St. Lawrence has harvested excess timber from its various properties. Such timber harvesting occurred at intermittent times and there can be no assurances that there will be timber activities at Schleman Farm in the future.

ITEM 3 - LEGAL PROCEEDINGS

        St. Lawrence is not a party to nor is any of its property the subject of any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II
                                     -------

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Market Information
        ------------------

        The Company's common stock is not currently listed for trading on any exchange. The following table sets forth the high and low bid price for each quarterly period during the fiscal years 1998 and 1997, as reported by the National Quotation Bureau, Inc. from the pink sheets and the OTC Bulletin Board. Such price data reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


        FISCAL YEAR                     QUARTER                       HIGH                          LOW
        -----------                     -------                       ----                          ---

     ------------------------------------------------------------------------------------------------------------
            1998                         First                        $2.50                        $2.25
     ------------------------------------------------------------------------------------------------------------
                                        Second                        $2.25                        $2.25
     ------------------------------------------------------------------------------------------------------------
                                         Third                        $2.75                        $2.25
     ------------------------------------------------------------------------------------------------------------
                                        Fourth                       $3.125                        $2.75
     ------------------------------------------------------------------------------------------------------------
            1997                         First                        $2.50                        $2.50
     ------------------------------------------------------------------------------------------------------------
                                        Second                        $2.75                        $2.50
     ------------------------------------------------------------------------------------------------------------
                                         Third                        $2.75                        $2.50
     ------------------------------------------------------------------------------------------------------------
                                        Fourth                        $2.50                        $2.50
     ------------------------------------------------------------------------------------------------------------


        Dividends
        ---------

          It is the present policy of the Board of Directors of St. Lawrence to retain earnings, if any, to finance the future expansion of the Company. No cash dividends were paid this year and no cash dividends are expected to be paid in the future.

   Number of Stockholders
   ----------------------

        As of June 15, 1998, there were approximately 1,312 holders of record of the Company's Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

                  Selected Financial Data Years Ended March 31,

The following table sets forth selected financial information with respect to the Company for the five fiscal years ended March 31, 1998. Certain information with respect to the fiscal years ended March 31, 1996, March 31, 1995 and March 31, 1994 has been restated. All information set forth in the following table should be read in connection with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with the Company's audited Financial Statements and Notes thereto appearing elsewhere in this Report.

                                            1998           1997             1996            1995            1994
                                            ----           ----             ----            ----            ----
REVENUES:
---------
Interest & Dividends                        56,704         54,545            59,858         55,311          34,855
Farm Rentals & Sales                         9,120          9,120             9,120          9,804          21,913
Gain on Sale of Farm
      Properties, net                            0              0                 0              0          80,779


Other                                            0              0                 0              0              48
                                        ----------    -----------       -----------    -----------     -----------
Total                                       65,824         63,665            68,978         65,115         137,595
                                        ==========    ===========       ===========    ===========     ===========

COSTS & EXPENSES:
-----------------
Farm Related                                 1,734          2,056             1,243          1,634           2,155
General and
  Administrative                           112,092        105,220           141,748        148,053          83,306
Consulting                                   6,000          6,000            44,400         44,400          37,200
Depreciation                                 1,568          1,568             1,438            588               0
                                        ----------    -----------       -----------    -----------     -----------
Total                                      121,394        114,844           188,829        194,675         132,661




Income (Loss) Before
     Income Taxes                         (55,570)        (51,179)         (119,851)      (129,560)          4,934

Income Tax
     Expense (Benefit)                       (787)           (965)             (735)        (5,429)         (8,048)
                                        ----------    -----------       -----------    -----------     -----------
     Net Income (Loss)                    (56,357)        (52,144)         (120,586)      (124,131)        $12,982

  Income (Loss) per
       Common Share                         (0.14)          (0.13)            (0.31)         (0.32)      $    0.03
                                        ----------    -----------       -----------    -----------     -----------

Weighted Average Number
   of Common Shares
   Outstanding                            393,735         393,735           393,735        393,735         395,005



                                            1998           1997             1996            1995            1994
                                            ----           ----             ----            ----            ----
BALANCE SHEET DATA:
-------------------
Total Assets                            1,231,852      1,293,467         1,370,874      1,453,225        1,584,313

Total Liabilities                          36,714         41,972            62,094         23,859           30,817

Shareholders' Equity                    1,195,138      1,251,495         1,308,780      1,429,386        1,553,498


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Year Ended March 31, 1998, as compared to Year Ended March 31, 1997.
      --------------------------------------------------------------------

        Interest and dividend income increased to $56,704 in the year ended March 31, 1998, from $54,545 in the previous year primarily due to stable or slightly increased interest rates.

        Farm rental revenues of $9,120 were comparable in the years ended March 31, 1998, and 1997. The Company has discussed with local real estate agents the possibility of instituting a rent increase at Schleman Farm. Based on the market rents currently being obtained in Northern Indiana, a rent increase is not feasible at this time.

        General and administrative expenses increased to $112,092 in the year ended March 31, 1998 from $105,220 in the year ended March 31, 1997 principally due to an increase in office rent, an increase in professional fees associated with the Company's recent response to certain shareholder and SEC informational inquiries regarding the Company's 10-K for the fiscal year ended March 31, 1997, and an increase in personnel costs associated with a small salary increase and partial reimbursement of health insurance for the Company's sole employee, all as illustrated by the following comparison table;

                                                            YEAR ENDED MARCH 31,

                                                         1998                1997
                                                         ----                ----
Executive  Compensation, Salaries and
  Employee Benefits                                    $33,128             $31,478
Office Rent and Operations                              14,281              11,382
Stock Services, Proxy, Annual Meeting and
  SEC Report Compliance                                 18,114              19,595
Professional Fees (accounting & legal)                  49,496              44,362
Payroll, excise and other taxes                          2,654               3,711

        The Company had a loss of $55,570 before taxes in the year ended March 31, 1998, as compared to a loss of $51,179 before taxes in the year ended March 31, 1997.

        The income tax paid in the current year was $787. An income tax of $965 was paid in the year ended March 31, 1997.

RESULTS OF OPERATIONS

      Year Ended March 31, 1997, as compared to Year Ended March 31, 1996.
      --------------------------------------------------------------------

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

      Year Ended March 31, 1996, as compared to Year Ended March 31, 1995.
      --------------------------------------------------------------------

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

        Liquidity and Capital Resources
        -------------------------------

        At March 31, 1998, the Company had net working capital of $1,069,226, the major portion of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.

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

Annexed hereto starting on Page 21.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III
                                    --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth in the following table are the names and ages of all persons who were members of the Board of Directors of the Company at March 31, 1998, all positions and offices with the Company held by such persons, their business experience, the period during which they have served as members of the board of directors and other directorships held by them.

                                                        BUSINESS
                                                        EXPERIENCE
DIRECTORS/POSITION                         DIRECTOR     DURING LAST                        OTHER
IN COMPANY                  AGE            SINCE        FIVE YEARS                         DIRECTORSHIPS
----------                  ---            -----        ----------                         -------------

Jack C. Brown               79              1959        Attorney at Law                    None
Secretary                                               Indianapolis,
                                                        Indiana
                                                        since 1945.

Joel M. Greenblatt          40              1993        Managing Partner                   Director since August
Chairman of the                                         of Gotham                          1994 of Alliant
Board                                                   Capital III L.P                    Techsystems, Inc., a
                                                        ("Gotham") and its                 Delaware corporation
                                                        predecessors since 1985            which supplies
                                                        Gotham is a private                weapons systems
                                                        investment partnership             to the military and
                                                        which owns securities,             its allies.
                                                        equity interests, distressed
                                                        debt, trade claims and
                                                        bonds, derivatives, and
                                                        options and warrants of
                                                        issuers engaged in a variety
                                                        of businesses.

Daniel L. Nir               37              1993        Manager of Sargeant                Director since August
President and                                           Capital Ventures, LLC              1994 of Alliant
Treasurer                                               since December, 1997;              Techsystems, Inc., a
                                                        Managing Partner of                Delaware corporation
                                                        Gotham Capital III, L.P.,          which supplies weapons
                                                        prior thereto.                     systems to the United
                                                                                           States military and its
                                                                                           allies.


Edward B. Grier             40              1993        Vice President of                    None
Vice President                                          Gotham since 1991
                                                        and a limited partner
                                                        of Gotham since January
                                                        1, 1995.  Mr. Grier was
                                                        vice president of Smith
                                                        New Court, a merger
                                                        and restructuring advisory
                                                        firm from 1990-91, a
                                                        research associate with
                                                        Paine Webber, Inc. from
                                                        1987-90, and a senior
                                                        financial analyst with
                                                        Transworld Corporation
                                                        from 1985-87.


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

        Compliance with Section 16(a) of the Exchange Act
        -------------------------------------------------
        Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to the Company during the fiscal year ended March 31, 1998 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 1998, no director, officer or beneficial owner of more than 10% of the Company's equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal years ended March 31, 1998 and March 31, 1997.

ITEM 11 - EXECUTIVE COMPENSATION

        Except as noted below, neither the Company's Chief Executive Officer nor any other executive officers of the Company (collectively the "Named Executives") received salary, bonus or other annual compensation for rendering services to the Company during the fiscal years ended March 31, 1998, March 31, 1997 and March 31, 1996.

        During the fiscal years ended March 31, 1995 and March 31, 1996, pursuant to a Consulting Agreement dated as of September 30, 1993 between Bernard Zimmerman & Co., Inc. and the Windward Group, L.L.C., a principal stockholder of the Company, Bernard Zimmerman & Co. was paid an aggregate $36,000 for consulting services provided for the benefit of the Company. All such payments were made by the Windward Group, L.L.C. on behalf of the Company. They were recognized as an expense by the Company and treated as a contribution of capital by Windward to the Company. No such payments were made during the fiscal year ended March 31, 1997 or March 31, 1998.

        During each of the three fiscal years ended March 31, 1996, March 31, 1997 and March 31, 1998, the Company paid to Jack C. Brown, Secretary and a Director, a monthly fee of $500 for administrative services that he renders to the Company. Such fee is on a month to month arrangement.

        Summary Compensation Table
        --------------------------

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

        Option/SAR Grants in Fiscal Year Ended March 31, 1998
        -----------------------------------------------------

        No options or Stock appreciation rights were granted in the fiscal year ended March 31, 1998.

        Aggregated Option/SAR Exercises in Fiscal Year Ended March 31, 1998 and Fiscal Year-End Option/SAR Values
        ------------------------------------------------------------------------

        The Company has a stock option plan originally adopted by the Shareholders on June 12, 1978, and revised and approved by the Shareholders on June 13, 1983, September 21, 1987 and August 28, 1992. The Company currently has one outstanding Stock Option Agreement entered into pursuant to the Plan. The options granted thereunder expires on September 21, 2002. The following table summarizes options exercised during fiscal year 1998 and presents the value of unexercised options held by the Named Executives at fiscal year end. There are currently no outstanding stock appreciation rights.

                          VALUE OF UNEXERCISED         NUMBER OF UNEXERCISED               IN-THE-MONEY
                          SHARES                          OPTIONS/SAR'S                    OPTIONS/SAR'S
                         ACQUIRED        VALUE          AT FISCAL YEAR-END             AT FISCAL YEAR-END(D)
                        ON EXERCISE     REALIZED       (#)              (#)            ($)            ($)
     NAME                    #            ($)      EXERCISABLE      UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
     ----               -----------     --------   -----------      -------------   -----------   --------------

Joel M. Greenblatt           0             0            0                0              0              0

Daniel L. Nir                0             0            0                0              0              0

Edward B. Grier, III         0             0            0                0              0              0

Jack C. Brown                0             0          15,000             0            45,000           0


Long-Term Incentive Plans - Awards in Fiscal Year Ended March 31, 1998
----------------------------------------------------------------------

Not applicable.

Compensation of Directors
-------------------------

The By-laws of the Company provide for Directors to receive a fee of $100 for each meeting of the Board of Directors which they attend plus reimbursement for reasonable travel expense. The Company paid $100 to Jack Brown for attendance at the annual meeting of Stockholders. No other fees were paid to Directors for meetings in fiscal year 1998.

As discussed above, during the fiscal year ended March 31, 1998, the Company paid Jack C. Brown, Secretary and a Director, a monthly fee of $500 for administrative services that he renders to the Company.

Compensation Committee Interlock and Insider Participation
----------------------------------------------------------

The Board of Directors does not have any standing audit, nominating or compensation committees or any other committees performing similar functions. Therefore, there are no relationships or transactions involving members of the Compensation Committee during the fiscal year ended March 31, 1998 required to be reported pursuant to Item 402(j) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 15, 1998 the beneficial share ownership of all beneficial owners of 5% or more of the Company's securities, all directors and executive officers of the Company owning securities, and of all officers and directors as a group.


                                              AMOUNT AND
                                              NATURE OF
BENEFICIAL                                    BENEFICIAL                                      PERCENT
OWNER                                         OWNERSHIP                                       OF CLASS
----------                                    ----------                                      --------

The Windward Group, L.L.C.                      150,000 1                                      29.5%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Joel M. Greenblatt                              150,000 2                                      29.5%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Daniel L. Nir                                   150,000 2                                      29.5%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753


-----------------------

        1 Includes 100,000 Shares subject to a currently exercisable Stock Warrant issued to the Windward Group L.L.C. pursuant to a Warrant Agreement dated September 24, 1986, and amended on July 6, 1992, August 28, 1992 and September 15, 1997.

        2 Includes 100,000 Shares subject to a currently exercisable Stock Warrant issued to the Windward Group L.L.C. pursuant to a Warrant Agreement dated September 24, 1986, and amended on July 6, 1992, August 28, 1992 and September 15, 1997. Ownership of Mr. Nir and Mr. Greenblatt is indirect as a result of their membership interest in The Windward Group, L.L.C. Mr. Nir and Mr. Greenblatt disclaim individual beneficial ownership of any common stock of the Company.


Jack C. Brown                                   20,456 3                                        4.02%
320 N.Meridian St.
Suite 818
Indianapolis, IN 46204

Edward B. Grier III                                0                                             *
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

All directors and
 officers as a group                           170,456                                          33.5%
(4 persons)


-----------------------
*Less than 1%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.





-----------------------
        3 Includes 15,000 shares subject to currently exercisable stock options granted on June 11, 1983, as amended, and expiring on September 21, 2002, with a per share exercise price of $3.00.

No other person or group has reported that it is the beneficial owner of more than 5% of the outstanding Common Stock of the Company.

                                     PART IV
                                     -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


(a) FINANCIAL STATEMENTS:                                                     PAGE NO.
    ---------------------                                                     --------
    Independent Auditor's Report                                                 21
    Balance Sheets                                                               22
    Statements of Income                                                         23
    Statement of Shareholders' Equity                                            24
    Statements of Cash Flow                                                      25

    Notes to Financial Statements                                                26

    FINANCIAL SCHEDULES:
    --------------------
    X -       Supplementary Income Statement                                     30

              Information

Schedules other than those listed above are omitted for the reason that they are not required or not appropriate or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

              No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998. However, subsequent thereto, but prior to the date hereof, a report on Form 8-K was filed with respect to the dividend distribution of Paragon Shares and Subscription Rights described in Part I, Item 1 hereof.

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

                         (iv) Airport Farm Property Option and Sale Agreement, dated March 25, 1993. (Incorporated by reference to Form 10-K for the Fiscal Year ended March 31, 1993 ("the 1993 10-K")).

                         (v) Amendment No. 1 to Stock Option Agreement between The St. Lawrence Seaway Corporation and Jack C. Brown dated August 28, 1992. (Incorporated by reference to the 1993 10-K.)

                              (v)(a) Amendment to Stock Option Agreement dated September 15, 1997 -- Filed Herewith.

                         (vi) Amendment No. 1 to Stock Option Agreement between The St. Lawrence Seaway Corporation and Albert Friedman dated August 28, 1992. (Incorporated by reference to the 1993 10-K.)

                         (vii)  Amendment No. 1 to the Warrant issued to Bernard
                         Zimmerman   &  Co.   Inc.   dated   August  28,   1992.
                         (Incorporated by reference to the 1993 10-K).

                              (vii)(a)  Amendment No. 2 to Common Stock Purchase
                              Warrant,   dated   September  15,  1997  --  Filed
                              Herewith.

                         (viii) Stock Option Agreement, dated August 28, 1992 between The St. Lawrence Seaway Corporation and Wayne
                         J. Zimmerman. (Incorporated by reference to the 1993 10-K.)

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

                 (27)    Financial Data Schedule -- Filed herewith.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (who included a majority of the Board of Directors) on behalf of the registrant and in the capacities indicated on June 26, 1998.


        Signatures                      Title                          Date
        ----------                      -----                          ----

/s/ Daniel L. Nir                  President, Treasurer            June 26, 1998
------------------------           and Director
Daniel L. Nir
(Principal Financial
Officer)



/s/ Joel M. Greenblatt             Chairman of the Board,          June 26, 1998
-----------------------            and Director
Joel M. Greenblatt
(Principal Executive
Officer)


/s/ Jack C. Brown                  Secretary and Director          June 26, 1998
------------------------
Jack C. Brown



/s/ Edward B. Grier III            Director                        June 26, 1998
------------------------
Edward B. Grier III

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

Board of Directors
The St. Lawrence Seaway Corporation
Indianapolis, Indiana
                         REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying balance sheets of THE ST. LAWRENCE SEAWAY CORPORATION as of March 31, 1998 and 1997, and the related statements of income, shareholders equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of THE ST. LAWRENCE SEAWAY CORPORATION as of March 31, 1998 and 1997, and the results of its operations and its case flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

May 19, 1998
                                                     /s/ Sallee & Company, Inc.
                                                     --------------------------


              1509 J STREET, P.O. BOX 1148, BEDFORD, INDIANA 47421,
                        812-275-4444 (FAX) 812-275-3300

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS
                             MARCH 31, 1998 AND 1997


ASSETS                                                                    1998                       1997
------                                                                    ----                       ----

Current Assets:
         Cash and cash equivalents                               $    1,105,940               $    1,165,962
         Interest and other receivables                                   1,644                        1,522
         Prepaid items                                                      662                          809
         Deferred tax benefits                                            2,014                        2,014
                                                                 --------------               --------------
                  Total Current Assets                           $    1,110,260               $    1,170,307

Property and fixed assets:
         Land                                                    $      118,913               $      118,913
         Property & equipment, net                                        2,679                        4,247
                                                                 ---------------              --------------
                  Total Assets                                   $    1,231,852               $    1,293,467
                                                                 ==============               ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
         Payroll taxes withheld and accrued                      $          772               $        1,644
         Accounts payable & other                                        27,734                       32,120
         Deferred income                                                  8,208                        8,208
                                                                 --------------               --------------
                  Total Liabilities                              $       36,714               $       41,972
                                                                 ==============               ==============

Shareholders' Equity:
         Common stock, par value $1
          4,000,000 authorized, 393,735 issued
          and outstanding at the respective dates                $      393,735                $     393,735
         Additional paid-in capital                                     377,252                      377,252
         Retained earnings                                              424,151                      480,508
                                                                 --------------                -------------
                  Total Shareholders' Equity                     $    1,195,138                $   1,251,495
                                                                 --------------                -------------
         Total Liabilities and Shareholders' Equity              $    1,231,852                $   1,293,467
                                                                 ==============                =============


   The accompanying notes are an integral part of these financial statements.

                       THE ST. LAWRENCE SEAWAY CORPORATION
                              STATEMENTS OF INCOME

                                                                         YEARS ENDED MARCH 31,

                                                              1998              1997             1996
                                                              ----              ----             ----
Revenues:
         Farm rentals                                      $    9,120        $    9,120       $    9,120
         Interest and dividends                                56,704            54,545           59,858
                                                           ----------        ----------       ----------
         Total Revenues                                    $   65,824        $   63,665       $   68,978


Operating Costs and Expenses:
         Farm related operating costs                      $    1,734        $    2,056       $    1,243
         Depreciation                                           1,568             1,568            1,438
         Consulting fees-Note 3                                 6,000             6,000           44,400
         General and administrative expenses                  112,092           105,220          141,748
                                                           ----------        ----------       ----------
Total Operating Expenses                                   $  121,394        $  114,844       $  188,829



Income (Loss) before income taxes                             (55,570)          (51,179)        (119,851)

Income Taxes/(Tax Benefit)                                        787               965              735
                                                           ----------        ----------       ----------
Net Income (Loss)                                          $  (56,357)          (52,144)        (120,586)


Per Share Data:
         Weighted average number of
         common shares outstanding                         $  393,735        $  393,735       $  393,735
                                                           ----------        ----------       ----------

Basic earnings per common
and common equivalent shares                               $    (0.14)            (0.13)           (0.31)
                                                           ==========        ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                       THE ST. LAWRENCE SEAWAY CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                 COMMON STOCK                      ADDITIONAL
                                                 NUMBER OF         PAR             PAID-IN        RETAINED
                                                 SHARES           VALUE $1         CAPITAL        EARNINGS
                                                 ---------        --------         -------        --------

Balances at April 1, 1995                        $393,735         $393,735         $377,252       $658,379

   Net loss for 1996                                                                              (120,586)
                                                 ----------------------------------------------------------
Balances at March 31, 1996                       $393,735         $393,735         $377,252       $537,793

   Net loss for 1997                                                                               (52,144)
   Distribution of Paragon Stock                                                                    (5,141)
                                                 ----------------------------------------------------------
Balances at March 31, 1997                       $393,735         $393,735         $377,252       $480,508

   Net loss for 1998                                                                               (56,357)
                                                 ----------------------------------------------------------
Balance at March 31, 1998                        $393,735         $393,735         $377,252       $424,151
                                                 ========         ========         ========       ========





   The accompanying notes are an integral part of these financial statements.

                       THE ST. LAWRENCE SEAWAY CORPORATION
                             STATEMENTS OF CASH FLOW
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                  1998             1997           1996
                                                                  ----             ----           ----

Cash Flows From Operating Activities:
         Net Income (Loss)                                    $  (56,357)       $  (52,144)       $(120,586)
         Adjustments to reconcile net income to
            net cash from operating activities
            Depreciation                                           1,568             1,568            1,438
(Increase) Decrease in Current Assets:
         Other receivables                                          (122)            9,582            8,179
         Prepaid items                                               147              (260)          46,304
(Decrease) Increase in Current Liabilities:
         Payroll tax & other                                        (872)            1,190             (267)
         Accounts payable                                         (4,386)          (21,311)          38,502
                                                              ----------        ----------        ---------
Net Cash From Operating Activities                               (60,022)          (61,375)         (26,430)

Cash Flows From Investing Activities:
         Purchase of equipment                                         0                 0           (1,962)
         Proceeds from asset sales                                     0                 0                0
                                                              ----------        ----------        ---------
 Net Cash from Investing Activities                                    0                 0           (1,962)


Cash Flows From Financing Activities:
         Purchase of Paragon Stock                                     0            (5,141)               0
                                                              ----------        ----------        ---------
Net Cash From Financing Activities                                     0            (5,141)               0


Net Increase in Cash and Cash Equivalents                        (60,022)          (66,516)         (28,392)


Cash and Cash Equivalents, beginning                          $1,165,962        $1,232,478       $1,260,870
                                                              ----------        ----------        ---------
Cash and Cash Equivalents, ending                             $1,105,940        $1,165,962       $1,232,478
                                                              ==========        ==========       ==========

Supplemental Disclosures of Cash Flow Information:
         Cash paid for income taxes                                  960               122                0
         Cash paid for interest expenses                               0                 0                0



   The accompanying notes are an integral part of these financial statements.

                       THE ST. LAWRENCE SEAWAY CORPORATION



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accompanying policies observed in the preparation of the financial statement for The St. Lawrence Seaway Corporation (the "Company").

BASIS OF PRESENTATION:

The accounts are maintained on the accrual method or accounting in accordance with generally accepted accounting principles for financial statement purposes. Under this method, revenue is recognized when earned and expenses are recognized when incurred.

The St. Lawrence Fund, an unincorporated Massachusetts business trust, was established on or about December 31, 1995, to invest certain funds of the parent company. As of March 31, 1996, all funds were held in cash accounts and included in the cash equivalents of the parent company. On May 31, 1996, the subsidiary business trust was dissolved and all accounts transferred to the parent company.

The March 31, 1996 financial statements include the assets and revenues earned by the subsidiary unincorporated business trust, The St. Lawrence Fund, and were originally presented on a consolidated basis with the parent company. No intercompany transactions other than the initial cash investment were made between the parent company and subsidiary business trust. Since the subsidiary was dissolved on May 31, 1996, and no material transactions occurred between the parent company and subsidiary business trust, the financial statements are not presented on a consolidated basis.

LAND:

Land was purchased in 1961 for agriculture related purposes and is recorded at the original historical cost of $118,913.

EARNINGS PER SHARE:

In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements issued for periods after December 15, 1997. In accordance with the provisions for this statement, basic earnings per share is computed based on the weighted average number of common shares outstanding during the period and excludes any potential dilution. Diluted earnings per share reflects potential dilution from the exercise of options or warrants into common shares. Due to the antidilutive nature of the Company's current stock option and warrant issued, no diluted earnings per share is presented in these financial statements. The adoption of this statement had no effect on previously reported earnings per share data.

                       THE ST. LAWRENCE SEAWAY CORPORATION



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

RECLASSIFICATION:

The 1997 and 1996 financial statements have been reclassified, where necessary, to conform to the presentation of the 1998 financial statements.

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

USE OF ESTIMATES:

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. SHAREHOLDERS' EQUITY

The Company has a common stock warrant outstanding for the purchase of 100,000 shares of common stock at $3.00 per share. The warrant was originally issued in connection with the sale by the Company of 50,000 shares of common stock during 1986 to Bernard Zimmerman & Co. Inc. The warrant and common stock were subsequently sold and transferred to The Windward Group, L.L.C. (formerly Industrial Development Partners), pursuant to an agreement dated September 30, 1993. The warrant expires on September 21, 2002.

The Company has a stock option plan originally adopted by the shareholders on June 12, 1978, and revised and approved by the shareholders on June 13, 1983, September 21, 1987, and August 28, 1992. the revised

                       THE ST. LAWRENCE SEAWAY CORPORATION



plan provides that 15,000 shares of the Corporation's stock be set aside at an exercise price of $3.00 per share for Mr. Jack C. Brown, a Director of the Company. Mr. Brown's option is currently exercisable with respect to all 15,000 shares and, if not exercised, will expire on September 21, 2002.

The Company has 4,000,000 authorized $1 par value common shares. As of March 31, 1998 and 1997, there were 393,735 common shares issued and outstanding.

NOTE 3. RELATED PARTIES

During the fiscal years ending March 31, 1998, 1997 and 1996, the Company paid to Jack C. Brown, Secretary and a Director, an annual administrative fee of $6,000, which was paid monthly in the amount of $500. Additional expenses were recognized in 1996 and 1995 for the payment of consulting fees in 1993 on behalf of the Company by the Windward Group, LLC the beneficial owner of 150,000 shares of the Company. The payment on behalf of the Company was recognized as an expense and treated as a contribution of capital by Windward to the Company.

NOTE 4. INCOME TAXES

As of March 31, 1998, the Company has loss carryforwards of approximately $285,000 that may be used to offset future taxable income. If not used, the carryforwards will begin to expire in 2012. Provisions for current and deferred federal and state tax liabilities are immaterial to these financial statements.

NOTE 5. SUBSIDIARY INVESTMENT

On December 31, 1995, the Company organized a wholly-owned subsidiary under the name of The St. Lawrence Seaway Fund as a Massachusetts business trust. the parent company purchased 100,000 shares of beneficial interest in the trust at $10 per share on January 3, 1996. The purpose of the trust was to register with the Securities and Exchange Commission as a closed-end investment company. Subsequent to the transaction and balance sheet date, the Company determined that because of tax considerations, such steps would not be practical or in the best interest of the Company's shareholders and, accordingly, as of May 31, 1996, dissolved the subsidiary.

NOTE 6. STOCK PURCHASE AND DIVIDEND

On March 19, 1997, the Board of Directors of the Company declared a dividend distribution of 514,191 shares of common stock, $.01 par value (the "Shares") of Paragon Acquisition Company, Inc. ("Paragon"), and 514,191 non-transferable rights (the "Subscription Right") to purchase two (2) additional Shares of paragon. Paragon is a newly-formed corporation which is seeking to acquire or merge with an operating business, and thereafter to operate as a publicly-traded company. St. Lawrence purchased the Paragon shares on March 6, 1997, for $5,141, or $.01 per share, and is distributing one Paragon share and one subscription right to each share of St. Lawrence Common Stock owned or subject to exercisable options and warrants as of March 21, 1997 (the "Record Date"). Neither St. Lawrence nor Paragon will receive any cash or other

                       THE ST. LAWRENCE SEAWAY CORPORATION


proceeds from the distribution, and St. Lawrence stockholders will not make any payment for the shares and subscription rights. The distribution to St. Lawrence stockholders is being made by St. Lawrence for the purpose of providing St. Lawrence stockholders with an equity interest in Paragon without such stockholders being required to contribute any cash or other capital in exchange for such equity interest.

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

NOTE 7. PRIOR PERIOD ADJUSTMENT

The Company recorded a prior period adjustment for the period beginning April 1, 1994. On September 30, 1993, in connection with its acquisition of a significant equity interest in the Company from Bernard Zimmerman, an officer and director of the Company, the Windward Group, LLC ("Windward" f/k/a Industrial Development Company, LLC) entered into a consulting contract with Bernard Zimmerman & Co., Inc., (the "Consultant"). The terms of such contract resulted in the payment of $96,000 by Windward to the Consultant for services to Windward in connection with the location, and evaluation of potential acquisition, merger and property sale possibilities for St. Lawrence. The payment of the $96,000 by Windward has been reflected as a contribution of capital to the Company and the consulting fees treated as an administrative expense for the years ending March 31, 1994, 1995 and 1996. The effect on income for the respective years upon recognizing the payment as an expense was $19,200, $38,400 and $38,400 respectively.

                       THE ST. LAWRENCE SEAWAY CORPORATION

                                   SCHEDULE X

                       THE ST. LAWRENCE SEAWAY CORPORATION
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

             COLUMN A                                           COLUMN B
             --------                                           --------

              ITEM                                    CHARGED TO COSTS AND EXPENSES

                                                           YEARS ENDED MARCH, 31

                                                 1998            1997             1996
                                                 ----            ----             ----
Maintenance and repairs                          $1,378          $1,113           $1,420

Depreciation and amortization of
 intangible assets, preoperating
 costs and similar deferral                      $1,568          $1,568           $1,438

Taxes, other than payroll and
 income taxes                                    $ 787           $1,844           $2,296

Royalties                                        NONE            NONE             NONE
Advertising costs                                NONE            NONE             NONE

                                       30