Form 10-Q
period 1998-06-30
ST LAWRENCE SEAWAY CORP
filed 1998-08-13
CIK 86264

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                               ------------------
                                    FORM 10-Q
                               ------------------


                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended                                Commission File No.
       June 30, 1998                                       0-2040
  -----------------------                           ----------------------


                       THE ST. LAWRENCE SEAWAY CORPORATION
        -----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           INDIANA                                     35-1038443
           -------                                     ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


    818 Chamber of Commerce Building
        320 N. Meridian Street
        Indianapolis, Indiana                                 46204
----------------------------------------                    ----------
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

                        Yes  X                  No
                            ---                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             CLASS                             OUTSTANDING AT JUNE 30, 1998
             -----                             ----------------------------

  Common Stock, $1.00 par value                           393,735

================================================================================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                       -----------------------------------
                                 FORM 10-Q INDEX
                                 ---------------



PART I.  FINANCIAL INFORMATION                                                                PAGE
------------------------------                                                                ----
Balance Sheets -June 30, 1998 (UNAUDITED) and March 31, 1998 .................................. 3

Statements of Income - Three months ended June 30, 1998 and 1997
   (UNAUDITED) ................................................................................ 4

Statements of Cash Flows - Three months ended June 30, 1998 and
   1997 (UNAUDITED) ........................................................................... 5

Notes to Financial Statements - June 30, 1998 ................................................. 6

Management's Discussion and Analysis of Financial Condition and
   Results of Operations ...................................................................... 8

PART II.  OTHER INFORMATION ................................................................... 9
---------------------------
Signatures ................................................................................... 10

Exhibit (27) ................................................................................. 11


                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                  JUNE 30, 1998 (UNAUDITED) AND MARCH 31, 1998

                                                                             JUNE 30,    MARCH 31,
                                                                               1998        1998
                                                                           ===========  ===========
                                                ASSETS
Current assets:
     Cash and cash equivalents                                              $1,080,108    1,105,940
     Interest and other receivables                                              1,619        1,644
     Prepaid items                                                               2,379          662
     Deferred income taxes                                                       2,014        2,014
                                                                            ----------   ----------
Total Current Assets                                                         1,086,120    1,110,260

Land                                                                           118,913      118,913
Property and equipment                                                           2,287        2,679
                                                                                         ----------
Total Assets                                                                $1,207,320    1,231,852
                                                                            ==========   ==========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Payroll taxes withheld and accrued                                     $      772          772
     Accounts payable & other                                                   15,239       27,734
     Deferred Income                                                             5,472        8,208
     Federal & state taxes payable                                                 159            0
                                                                            ----------   ----------
Total Current Liabilities                                                       21,642       36,714

Shareholders' equity:
     Common stock, par value $1,
       4,000,000 authorized, 393,735 issued
       and outstanding at the respective dates                              $  393,735      393,735
     Additional paid-in capital                                                377,252      377,252
     Retained earnings                                                         414,691      424,151
                                                                                         ----------
Total Shareholders' Equity                                                   1,185,678    1,195,138
                                                                            ----------   ----------
Total Liabilities and Shareholders' Equity                                  $1,207,320    1,231,852
                                                                            ==========   ==========

                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                        JUNE 30,    JUNE 30,
                                                         1998        1997
                                                       =========   =========
Revenues:
     Farm rentals                                          2,736       2,736
     Interest and dividends                               13,538      14,222
                                                        --------    --------
Total revenues                                            16,274      16,958


Operating costs and expenses:
     Farm related operating costs                            439         476
     Depreciation                                            392         392
     General and administrative                           26,357      22,087
                                                        --------    --------
Total operating expenses                                  27,188      22,955


Income (Loss) before tax provision                       (10,914)     (5,997)
     Provision for income taxes/
       (tax benefit)                                      (1,454)       (757)
                                                        --------    --------
Net income (loss)                                         (9,460)     (5,240)
                                                        ========    ========


Per share data:
     Weighted average number
       of common shares outstanding                      393,735     393,735
                                                        --------    --------


Primary earnings per share:
  Income (Loss) per share                                 ($0.02)     ($0.01)
                                                        ========    ========

                       THE ST. LAWRENCE SEAWAY CORPORATION
               STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                           JUNE 30,       JUNE 30,
                                                                             1998           1997
                                                                        ============   ===========
Cash flows from operating activities:
Net income (loss)                                                      $    (9,460)        (5,240)
Adjustments to reconcile net income to
  net cash from operating activities
  Depreciation                                                                 392            392
(Increase) Decrease in current assets:
  Interest Receivables                                                          25              0
  Other Receivables                                                              0              0
  Prepaid items                                                             (1,717)          (401)
  Deferred income tax                                                            0           (925)
(Decrease) Increase in current liabilities:
  Payroll tax & other                                                            0           (872)
  Accounts payable                                                         (12,495)        (7,013)
  Deferred income                                                           (2,736)        (2,736)
  Income taxes payable                                                         159          1,040
                                                                        ----------     ----------
    Net cash from operating activities                                     (25,832)       (15,755)

Cash flows from investing activities:
   Net cash from investing activities                                            0              0
                                                                        ----------     ----------
Cash flows from financing activities:
    Net cash from financing activities                                           0              0
                                                                        ----------     ----------
Net decrease in cash and cash equivalents                                  (25,832)       (15,755)

Cash and cash equivalents, beginning                                     1,105,940      1,165,962
                                                                        ----------     ----------
Cash and cash equivalents, ending                                        1,080,108      1,150,207
                                                                        ==========     ==========

Supplemental disclosures of cash flow information:

  Cash paid for income taxes                                                     0              0
  Cash paid for interest expense                                                 0              0


                       THE ST. LAWRENCE SEAWAY CORPORATION
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998
                                   (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

NOTE B--RECLASSIFICATION

     The 1997 financial statements have been reclassified, where necessary, to conform to the presentation of the 1998 financial statements.

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

THE ST. LAWRENCE SEAWAY CORPORATION


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS -- Three months ended June 30, 1998 as compared to three months ended June 30, 1997.

Interest and dividend income decreased to $13,538 in the three-months ended June 30, 1998, from $14,222 in the previous year. This decrease is a result of slightly lower rates of interest earned on available cash investments.

Farm rental revenue remained unchanged in the three months ended June 30, 1998 from those in the three months ended June 30, 1997.

General and administrative expenses increased to $26,357 in the three months ended June 30, 1998 from $22,087 in the three-months ended June 30, 1997. This increase was principally due to an increase in office rent and in professional fees associated with the Company's response in the fiscal quarter ended June 30, 1998, to certain shareholder and SEC informational inquiries regarding the Company's Form 10-K Annual Report for the Fiscal Year ended March 31, 1997.

As a result of the above items, the Company had a loss of $10,914 before taxes in the three months ended June 30, 1998, as compared to a loss of $5,997 before taxes in the three months ended June 30, 1997.

Federal and state income tax benefits of $1,454 were applicable in the three months ended June 30, 1998 as compared to federal and state income tax benefits of $757 in the three months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had net working capital of $1,064,478 the major portion of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.

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

YEAR 2000

The Company has initiated a review of its management and information systems to discover whether such systems are Year 2000 compliant. Although the Company has not completed its review, the Company does not anticipate that significant compliance efforts will be required as it does not rely heavily on computers in its operations. Indeed, the Company's sole computer is used strictly for word processing and spreadsheet preparation. As part of its ongoing Year 2000 preparations, the Company intends to send in September, 1998, written requests for information from its farm management company, independent accountant and its transfer agent in regard to each such service provider's Year 2000 readiness. Similar requests will be sent to other service providers, if any, whose relationship with the Company is determined to be material.

OUTLOOK

This Form 10-Q contains statements which are not historical facts, but are forward-looking statements which are subject to risks, uncertainties and unforseen factors that could affect the Company's ability to accomplish its strategic objectives with respect to acquisitions and developing new business opportunities, as well as its operations and actual results. All forward-looking statements contained herein, including without limitation, those relating to Year 2000 readiness, reflect Management's analysis only as of the date of the filing of this Report. Except as may be required by law, the Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents which the Company files from time to time with the Securities and Exchange Commission.

                       THE ST. LAWRENCE SEAWAY CORPORATION

PART II.  OTHER INFORMATION

            Item 1.
            Legal Proceeding - Not Applicable
            ----------------

            Item 2.
            Changes in Securities - Not Applicable
            ---------------------

            Item 3.
            Defaults upon Senior Securities - Not Applicable
            -------------------------------

            Item 4.
            Submission of Matters to a Vote of Security Holders - Not Applicable
            ---------------------------------------------------

            Item 5.
            Other Information - Not Applicable
            -----------------

            Item 6.
            Exhibits and Reports on Form 8-K -
            --------------------------------

            Item 6(a) Exhibits -

            (27) Financial Data Schedule

            Item 6(b) Reports on Form 8-K -

            No Reports on Form 8-K were filed by the Company in the quarter ended June 30, 1998.

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


                                                  THE ST. LAWRENCE SEAWAY
                                                  -----------------------
                                                  CORPORATION
                                                  -----------
                                                  Registrant


Date: 8/13/98                                     /s/ Daniel L. Nir
                                                  ------------------------------
                                                  Daniel L. Nir
                                                  President and Treasurer
                                                  (Chief Financial Officer)


Date: 8/13/98                                     /s/ Jack C. Brown
                                                  ------------------------------
                                                  Jack C. Brown
                                                  Secretary