Form 10-Q
period 1998-09-30
ST LAWRENCE SEAWAY CORP
filed 1998-11-12
CIK 86264

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------
                                    FORM 10-Q
                                  ------------


                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended                                 Commission File No.
   September 30, 1998                                      0-2040
   ------------------                                -------------------


                       THE ST. LAWRENCE SEAWAY CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          INDIANA                                      35-1038443
          -------                                      ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


  818 Chamber of Commerce Building
       320 N. Meridian Street
       Indianapolis, Indiana                             46204
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (317) 639-5292

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X                  No
           ----                    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                            Outstanding at September 30, 1998
          -----                            ---------------------------------
Common Stock, $1.00 par value                          393,735

================================================================================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 FORM 10-Q INDEX


PART I.  FINANCIAL INFORMATION                                                        PAGE
------------------------------                                                        ----

Balance Sheets - September 30, 1998 (UNAUDITED) and March 31, 1998 ................     3

Statements of Income - Three months ended September 30, 1998 and 1997
   (UNAUDITED) ....................................................................     4

Statements of Income - Six months ended September 30, 1998 and 1997
   (UNAUDITED) ....................................................................     5

Statements of Cash Flows - Six months ended September 30, 1998 and
   1997 (UNAUDITED) ...............................................................     6

Notes to Financial Statements - September 30, 1998 ................................   7-8

Management's Discussion and Analysis of Financial Condition and
   Results of Operations ..........................................................  9-10

PART II.  OTHER INFORMATION ....................................................... 11-12

Signatures ........................................................................    13

Exhibits .......................................................................... 14-15

                                     Page 2

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                SEPTEMBER 30, 1998 (UNAUDITED) AND MARCH 31, 1998

                                                                          SEPTEMBER 30,   MARCH 31,
                                                                              1998          1998
                                                                          =============   ==========
                                                    ASSETS

Current assets:
     Cash and cash equivalents                                              $1,056,890    1,105,940
     Interest and other receivables                                              1,745        1,644
     Prepaid items                                                               1,496          662
     Deferred income taxes                                                       4,991        2,014
                                                                            ----------   ----------
Total Current Assets                                                         1,065,122    1,110,260

Land                                                                           118,913      118,913
Property and equipment                                                           1,895        2,679
                                                                            ----------   ----------
Total Assets                                                                $1,185,930    1,231,852
                                                                            ==========   ==========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Payroll taxes withheld and accrued                                     $        0          772
     Accounts payable & other                                                    4,608       27,734
     Deferred Income                                                             2,736        8,208
     Federal & state taxes payable                                                 316            0
                                                                            ----------   ----------
Total Current Liabilities                                                        7,661       36,714

Shareholders' equity:
     Common stock, par value $1,
       4,000,000 authorized, 393,735 issued
       and outstanding at the respective dates                                 393,735      393,735
     Additional paid-in capital                                                377,252      377,252
     Retained earnings                                                         407,283      424,151
                                                                            ----------   ----------
Total Shareholders' Equity                                                   1,178,269    1,195,138
                                                                            ----------   ----------
Total Liabilities and Shareholders' Equity                                  $1,185,930   $1,231,852
                                                                            ==========   ==========

                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                                     1998               1997
                                                 =============      =============
Revenues:
     Farm rentals                                     2,736              2,736
     Interest and dividends                          13,416             14,577
                                                   --------           --------
Total revenues                                       16,152             17,313


Operating costs and expenses:
     Farm related operating costs                       298                393
     Depreciation                                       392                392
     General and administrative                      24,076             21,617
                                                   --------           --------
Total operating expenses                             24,766             22,402

Income (Loss) before tax provision                   (8,614)            (5,089)
     Provision for income taxes/
       (tax benefit)                                 (1,206)              (554)
                                                   --------           --------
Net income (loss)                                    (7,408)            (4,535)
                                                   ========           ========


Per share data:
     Weighted average number
       of common shares outstanding                 393,735            393,735
                                                   --------           --------


Primary earnings per share:
  Income (Loss) per share                            ($0.02)            ($0.01)
                                                   ========           ========

                       THE ST. LAWRENCE SEAWAY CORPORATION
                  STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      1998             1997
                                                  =============    =============
Revenues:
     Farm rentals                                      5,472            5,472
     Interest and dividends                           26,954           28,799
                                                    --------         --------
Total revenues                                        32,426           34,271


Operating costs and expenses:
     Farm related operating costs                        737              946
     Depreciation                                        784              784
     General and administrative                       50,433           43,627
                                                    --------         --------
Total operating expenses                              51,954           45,357

Income (Loss) before tax provision                   (19,528)         (11,086)
     Provision for income taxes/
       (tax benefit)                                  (2,660)          (1,311)
                                                    --------         --------
Net income (loss)                                    (16,868)          (9,775)
                                                    ========         ========


Per share data:
     Weighted average number
       of common shares outstanding                  393,735          393,735
                                                    --------         --------


Primary earnings per share:
  Income (Loss) per share                             ($0.04)          ($0.02)
                                                    ========         ========

                       THE ST. LAWRENCE SEAWAY CORPORATION
                STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                                   1998                  1997
                                                               =============         =============
Cash flows from operating activities:
Net income (loss)                                              $   (16,868)               (9,775)
Adjustments to reconcile net income to
  net cash from operating activities
  Depreciation                                                         784                   784
(Increase) Decrease in current assets:
  Interest receivable                                                 (101)                 (201)
  Other receivables                                                      0                     0
  Prepaid items                                                       (835)                 (781)
  Deferred income tax                                               (2,977)               (1,725)
(Decrease) Increase in current liabilities:
  Payroll tax & other                                                 (772)                 (872)
  Accounts payable                                                 (28,599)              (15,049)
  Income taxes payable                                                 316                   337
                                                               -----------           -----------
    Net cash from operating activities                             (49,050)              (27,282)

Cash flows from investing activities:
    Purchase of equipment                                                0                     0
                                                               -----------           -----------
    Net cash from investing activities                                   0                     0

Cash flows from financing activities:
    Net cash from financing activities                                   0                     0
                                                               -----------           -----------
Net decrease in cash and cash equivalents                          (49,050)              (27,282)

Cash and cash equivalents, beginning                             1,105,940             1,165,962
                                                               -----------           -----------
Cash and cash equivalents, ending                              $ 1,056,890             1,138,680
                                                               ===========           ===========

Supplemental disclosures of cash flow information:

  Cash paid for income taxes                                           500                 1,429
  Cash paid for interest expense                                         0

                       THE ST. LAWRENCE SEAWAY CORPORATION
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

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

                       THE ST. LAWRENCE SEAWAY CORPORATION


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

Interest and dividend income decreased to $13,416 in the three-months ended September 30, 1998, from $14,577 in the previous year. The decrease is a result of slightly lower interest rates received on the Company's available cash investments.

Farm rental revenue remained unchanged in the three months ended September 30, 1998.

General and administrative expenses increased to $24,766 in the three months ended September 30, 1998, from $21,617 on the three-months ended September 30, 1996. This increase reflects a lump sum payment of accrued vacation to a departing employee pursuant to applicable law, an annual increase in office rent and increased professional fees for additional services.

As a result of the above items, the Company had a loss of $8,614 before taxes in the three months ended September 30, 1998, as compared to a loss of $5,089 before taxes in the three month ended September 30, 1997.

Federal and state income tax benefits of $1,206 were applicable in the three months ended September 30, 1998, as compared to federal and state income tax benefits of $554 in the three months ended September 30, 1997.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1997.

Interest and dividend income decreased to $26,954 in the six months ended September 30, 1998, from $28,799 in the same period ended September 30, 1997. This decrease is a result of lower interest rates received on available cash investments.

Farm rental revenues remained unchanged in the six months ended September 30, 1998.

General and administrative expenses increased to $50,433 in the six months ended September 30, 1998, from $43,726 in the six months ended September 30, 1997. This increase reflects a lump sum payment of accrued vacation to a departing employee pursuant to applicable law, an annual increase in office rent and increased professional fees for additional services.

As a result of the above items the Company incurred a loss before provision for income taxes of $19,528 in the six months ended September 30, 1998 as compared to a loss before provision for income taxes of $11,086 in the comparable period a year ago.

Federal and state income tax benefits of $2,660 were applicable in the six months ended September 30, 1998 as compared to federal and state income benefits of $1,311 that were applicable in the six months ended September 30, 1997.

Liquidity and Capital Resources
-------------------------------
At September 30, 1998, the Company had net working capital of $1,178,269 the major portion of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.

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

Year 2000
---------
The Company has initiated a review of its management and information systems to discover whether such systems are Year 2000 compliant. With respect to its internal systems, the Company does not anticipate that significant compliance efforts will be required as it does not rely heavily on computers in its operations. Indeed, the Company's sole computer is used strictly for word processing and spreadsheet preparation.

As part of its ongoing Year 2000 preparations, the Company has sent written requests for Year 2000 information to its farm management company, independent accountant and its transfer agent. In response to such requests for information, the Company's transfer agent has reported that all of its hardware and software is currently Year 2000 "ready"; that it will be conducting a full blown test in a Year 2000 environment in October, 1998, after which it expects to be able to confirm that it is Year 2000 compliant; that it has been examined by the New York State Banking Department and been found to have made satisfactory progress on its Year 2000 plan; and that it has also made the appropriate filing with the SEC in accordance with Rule 17Ad-18. The Company's farm management company has reported that it believes its computers are ready to handle the Year 2000 turnover and that it is awaiting confirmation from the bank where the farm account is located as to the Bank's readiness. Finally, the

Company's accountant has reported that it is presently reviewing the guidelines and recommended policies established by the American Institute of Certified Public Accountants and is addressing specific concerns through a firmwide upgrade of computer systems and financial software which will be tested after installation of the upgrades is completed in 1999. The Company intends to request Year 2000 compliance updates from its service providers in 1999.

Outlook
-------
This Form 10-Q contains statements which are not historical facts, but are forward- looking statements which are subject to risks, uncertainties and unforseen  factors that could affect the  Company's  ability to  accomplish  its strategic objectives with respect to acquisitions and developing new business opportunities, as well as its operations and actual results. All forward-looking statements contained herein, including without limitation, those relating to Year 2000 readiness, reflect Management's analysis only as of the date of the filing of this Report. Except as may be required by law, the Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents which the Company files from time to time with the Securities and Exchange Commission.

                       THE ST. LAWRENCE SEAWAY CORPORATION

PART II.  OTHER INFORMATION
---------------------------

            Item 1.
            Legal Proceeding - Not Applicable
            ----------------

            Item 2.
            Changes in Securities - Not Applicable
            ---------------------

            Item 3.
            Defaults upon Senior Securities - Not Applicable
            -------------------------------

            Item 4.
            Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None

            Item 5.
            Other Information - Not Applicable
            -----------------

            Item 6.
            Exhibits and Reports on form 8-K -
            --------------------------------

            Item 6(a) Exhibits -
            ------------------

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


                                               THE ST. LAWRENCE SEAWAY
                                               -----------------------
                                               CORPORATION
                                               -----------
                                               Registrant


Date: 11/12/98                                 /s/ Daniel L. Nir
                                               ---------------------------
                                               Daniel L. Nir
                                               President and Treasurer
                                               (Chief Financial Officer)


Date: 11/12/98                                 /s/ Jack C. Brown
                                               ---------------------------
                                               Jack C. Brown
                                               Secretary