Form 10-Q
period 1998-12-31
ST LAWRENCE SEAWAY CORP
filed 1999-02-12
CIK 86264

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------
                                    FORM 10-Q
                                  ------------


                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended                                 Commission File No.
   December 31, 1998                                      0-2040
   -----------------                                 -------------------


                       THE ST. LAWRENCE SEAWAY CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          INDIANA                                      35-1038443
          -------                                      ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


  818 Chamber of Commerce Building
       320 N. Meridian Street
       Indianapolis, Indiana                             46204
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (317) 639-5292

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X                  No
           ----                    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                            Outstanding at Febuary 2, 1999
          -----                            ------------------------------
Common Stock, $1.00 par value                          393,735

================================================================================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 FORM 10-Q INDEX


PART I.  FINANCIAL INFORMATION                                                        PAGE
------------------------------                                                        ----

Balance Sheets - December 31, 1998 (UNAUDITED) and March 31, 1998 .................     3

Statements of Income - Three months ended December 31, 1998 and 1997
   (UNAUDITED) ....................................................................     4

Statements of Income - Nine months ended December 31, 1998 and 1997
   (UNAUDITED) ....................................................................     5

Statements of Cash Flows - Nine months ended December 31, 1998 and
   1997 (UNAUDITED) ...............................................................     6

Notes to Financial Statements - December 31, 1998 .................................   7-8

Management's Discussion and Analysis of Financial Condition and
   Results of Operations ..........................................................   9-11

PART II.  OTHER INFORMATION .......................................................  12-13

Signatures ........................................................................    14

Exhibit(27)........................................................................    15

                                     Page 2

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                DECEMBER 31, 1998 (UNAUDITED) AND MARCH 31, 1998


                                                                           DECEMBER 31,    MARCH 31,
                                                                              1998          1998
                                                                          =============   ==========
                                                    ASSETS

Current assets:
     Cash and cash equivalents                                              $1,039,426   $1,105,940
     Interest and other receivables                                                  0        1,644
     Prepaid items                                                               1,367          662
     Deferred income taxes/tax benefits                                          7,858        2,014
                                                                            ----------   ----------
Total Current Assets                                                         1,048,651    1,110,260

Land                                                                           118,913      118,913
Property and equipment                                                           1,503        2,679
                                                                            ----------   ----------
Total Assets                                                                $1,169,067    1,231,852
                                                                            ==========   ==========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Payroll taxes withheld and accrued                                     $        0          772
     Accounts payable & other                                                    6,573       27,734
     Deferred Income                                                                 0        8,208
     Federal & state taxes payable                                                 471            0
                                                                            ----------   ----------
Total Current Liabilities                                                        7,044       36,714

Shareholders' equity:
     Common stock, par value $1,
       4,000,000 authorized, 393,735 issued
       and outstanding at the respective dates                                 393,735      393,735
     Additional paid-in capital                                                377,252      377,252
     Retained earnings                                                         391,036      424,151
                                                                            ----------   ----------
Total Shareholders' Equity                                                   1,162,023    1,195,138
                                                                            ----------   ----------
Total Liabilities and Shareholders' Equity                                  $1,169,067   $1,231,852
                                                                            ==========   ==========

                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)

                                                  DECEMBER 31        DECEMBER 31,
                                                     1998               1997
                                                 =============      =============
Revenues:
     Farm rentals                                  $  2,736           $  2,736
     Interest and dividends                          13,104             14,598
                                                   ---------          ---------
Total revenues                                       15,840             17,334


Operating costs and expenses:
     Farm related operating costs                       408                394
     Depreciation                                       392                392
     General and administrative                      34,000             41,336
                                                   ---------          ---------
Total operating expenses                             34,800             42,122

Income (Loss) before tax provision                  (18,960)           (24,788)
     Provision for income taxes/
       (tax benefit)                                 (2,713)            (3,552)
                                                   ---------          ---------
Net income (loss)                                   (16,247)           (21,236)
                                                   =========          =========


Per share data:
     Weighted average number
       of common shares outstanding                 393,735            393,735
                                                   ---------          ---------


Primary earnings per share:
  Income (Loss) per share                            ($0.04)            ($0.05)
                                                   =========           ========

                       THE ST. LAWRENCE SEAWAY CORPORATION
                  STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                   DECEMBER 31      DECEMBER 31,
                                                      1998             1997
                                                  =============    =============
Revenues:
     Farm rentals                                    $ 8,208          $ 8,208
     Interest and dividends                           40,058           43,397
                                                    ---------        ---------
Total revenues                                        48,266           51,605


Operating costs and expenses:
     Farm related operating costs                      1,216            1,340
     Depreciation                                      1,176            1,176
     General and administrative                       84,363           84,963
                                                    ---------        ---------
Total operating expenses                              86,755           87,479

Income (Loss) before tax provision                   (38,489)         (35,874)
     Provision for income taxes/
       (tax benefit)                                  (5,373)          (4,863)
                                                    ---------        ---------
Net income (loss)                                    (33,116)         (31,011)
                                                    =========        =========


Per share data:
     Weighted average number
       of common shares outstanding                  393,735          393,735
                                                    ---------        ---------


Basic earnings per share:
  Income (Loss) per share                             ($0.08)          ($0.08)
                                                    =========        =========

                       THE ST. LAWRENCE SEAWAY CORPORATION
               STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                           DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                DECEMBER 31           DECEMBER 31,
                                                                   1998                  1997
                                                               =============         =============
Cash flows from operating activities:
Net income (loss)                                                 $(33,116)             $(31,011)
Adjustments to reconcile net income to
  net cash from operating activities
  Depreciation                                                       1,176                 1,176
(Increase) Decrease in current assets:
  Interest and Other receivables                                     1,644                 1,522
  Prepaid items                                                       (705)                 (371)
  Deferred income tax                                               (5,844)               (5,472)
(Decrease) Increase in current liabilities:
  Payroll tax & other                                               (8,980)               (8,605)
  Accounts payable                                                 (21,160)              (17,532)
  Income taxes payable                                                 471                   532
                                                               -----------           -----------
    Net cash from operating activities                             (66,514)              (59,761)

Cash flows from investing activities:
    Purchase of equipment                                                0                     0
                                                               -----------           -----------
    Net cash from investing activities                                   0                     0

Cash flows from financing activities:
    Net cash from financing activities                                   0                     0
                                                               -----------           -----------
Net decrease in cash and cash equivalents                          (66,514)              (59,761)

Cash and cash equivalents, beginning                             1,105,940             1,165,962
                                                               -----------           -----------
Cash and cash equivalents, ending                               $1,039,426           $ 1,106,201
                                                               ===========           ===========

Supplemental disclosures of cash flow information:

  Cash paid for income taxes                                           750                 1,669
  Cash paid for interest expense                                         0                     0

                       THE ST. LAWRENCE SEAWAY CORPORATION
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1998
                                   (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending December 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

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

NOTE D--STOCK PURCHASE AND DIVIDEND

On March 19, 1997, the Board of Directors of the Company declared a dividend distribution of 514,191 shares of common stock, $.01 par value (the "Shares") of Paragon Acquisition Company, Inc. ("Paragon"), and 514,191 non-transferable rights (the "Subscription Right") to purchase two (2) additional Shares of Paragon. Paragon's business purpose is to seek to acquire or merge with an operating business, and thereafter to operate as a publicly-traded company. St. Lawrence purchased the Paragon shares on March 6, 1997, for $5,141, or $.01 per share, and distributed one Paragon share and one subscription right for each share of St. Lawrence Common Stock owned or subject to exercisable options and warrants as of March 21, 1997 (the "Record Date"). Neither St. Lawrence nor Paragon received any cash or other proceeds from the distribution, and St. Lawrence stockholders did not make any payment for the share and subscription rights. The distribution to St. Lawrence stockholders was made by St. Lawrence for the purpose of providing St. Lawrence stockholders with an equity interest in Paragon without such stockholders being required to contribute any cash or other capital in exchange for such equity interest.

On March 21, 1997, the Securities and Exchange Commission declared effective a Registration Statement on Form S-1 filed by Paragon, registering the Distribution of Shares and Subscription Rights to St. Lawrence stockholders. The cost of organizing Paragon and registering the distribution have been borne by the founders of Paragon.

Paragon is an independent publicly-owned corporation. However, because Paragon did not have a specific operating business at the time of the distribution, the distribution of the shares was conducted in accordance with Rule 419 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). As a result, the shares, subscription rights, and any shares issuable upon exercise of subscription rights, are being held in escrow and are non-transferable by the holder thereof until after the completion of a business combination with an operating company. The subscription rights will become exercisable at a price to be determined by Paragon's Board of Directors (not to exceed $2.00 per subscription right) once a business combination is identified and described in a post-effective amendment to Paragon's Registration Statement. While held in escrow, the shares may not be traded or transferred, and the net proceeds from the exercise of subscription rights will remain in escrow subject to release upon consummation of a business combination. There is no current public trading market for the shares and none is expected to develop, if at all, until after the consummation of a business combination and the release of shares from escrow. In addition, because more than eighteen months have expired since
Paragon's Registration Statment on Form S-1 was declared effective, it is possible that Rule 419 will prohibit the distributuion, or require an additional or new registration statement to be filed and approved. The Company is not involved in Paragon's operations or filings, and has provided the following information solely based on information made know to it by representatives of Paragon.

THE ST. LAWRENCE SEAWAY CORPORATION


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS -- Three months ended December 31, 1998 as compared to three months ended December 31, 1997.

Interest and dividend income decreased to $13,104 in the three months ended December 31, 1998, from $14,598 in the three months ended December 31, 1997. This decrease is a result of slightly lower interest rates received on slightly lower available cash investments.

Farm rental revenue remained unchanged in the three months ended December 31, 1998 from those in the three months ended December 31, 1997.

General and administrative expenses decreased to $34,000 in the three months ended December 31, 1998 from $41,336 in the three-months ended December 31, 1997. This decrease reflects significant savings realized on travel, printing and other costs associated with the annual meeting of shareholders and on employee salaries and general office expenses.

As a result of the above items, the Company had a loss of $18,960 before taxes in the three months ended December 31, 1998, as compared to a loss of $24,788 before taxes in the three months ended December 31, 1997.

Federal and state income tax benefits of $2,713 were applicable in the three months ended December 31, 1998 as compared to federal and state income tax benefits of $3,552 in the three months ended December 31, 1997.

RESULTS OF OPERATIONS - Nine months ended December 31, 1998, compared to nine months ended December 31, 1997.

Interest and dividend income decreased to $40,058 in the nine months ended December 31, 1998, from $43,397 in the same period ended December 31, 1997. The decrease is a result of slightly lower interest rates received on slightly lower available cash investments.

Farm rental revenues remained unchanged in the nine months ended December 31, 1998 from those in the nine months ended December 31, 1997.

General and administrative expenses were comparable in the nine months ended December 31, 1998 and 1997, with such 1998 expenses being $84,363 and 1997 expenses being $84,963.

As a result of the above items the Company incurred a loss before provision for income taxes of $38,489 in the nine months ended December 31, 1998 as compared to a loss before provision for income taxes of $35,874 in the comparable period a year ago.

Federal and state income tax benefits of $5,373 were applicable in the nine months ended December 31, 1998 as compared to federal and state income benefits of $4,863 that were applicable in the nine months ended December 31, 1997.

Liquidity and Capital Resources
-------------------------------

At December 31, 1998, the Company had net working capital of $1,041,607 the major portion of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.

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

As part of its ongoing Year 2000 preparations, the Company sent written requests for Year 2000 information to its farm management company, independent accountant and its transfer agent. In response to such requests for information, the Company's transfer agent reported that all of its hardware and software is currently Year 2000 "ready"; that it will be conducting a full blown test in a Year 2000 environment in October, 1998, after which it expects to be able to confirm that it is Year 2000 compliant; that it has been examined by the New York State Banking Department and been found to have made satisfactory progress on its Year 2000 plan; and that it has also made the appropriate filing with the SEC in accordance with Rule 17Ad-18. The Company's farm management company has reported that it believes its computers are ready to handle the Year 2000 turnover and that it is awaiting confirmation from the bank where the farm account is located as to the Bank's readiness. Finally, the Company's accountant has reported that it is presently reviewing the guidelines and recommended policies established by the American Institute of Certified Public Accountants and is addressing specific concerns through a firmwide upgrade of computer systems and financial software which will be tested after installation of the upgrades is completed in 1999. The Company intends to request Year 2000 compliance updates from its service providers in March, 1999.

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

PART II.  OTHER INFORMATION
---------------------------

            Item 1.
            Legal Proceeding - Not Applicable
            ----------------

            Item 2.
            Changes in Securities - Not Applicable
            ---------------------

            Item 3.
            Defaults upon Senior Securities - Not Applicable
            -------------------------------

            Item 4.
            Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            (a) The Company held its Annual Meeting of Stockholders on November 12, 1998.

            (b) Not applicable.

            (c) At the stockholders meeting, the Company's nominees for director were elected by the following votes:


                 NOMINEE                          VOTES IN FAVOR            VOTES TO WITHHOLD
                 -------                          --------------                AUTHORITY
                                                                            -----------------
            Joel M. Greenblatt                       224,690                       1,912

            Daniel L. Nir                            224,690                       1,912

            Jack C. Brown                            224,291                       2,311

            Edward B. Grier III                      224,690                       1,912


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


                                               THE ST. LAWRENCE SEAWAY
                                               -----------------------
                                               CORPORATION
                                               -----------
                                               Registrant


Date: 2/12/99                                  /s/ Daniel L. Nir
                                               ---------------------------
                                               Daniel L. Nir
                                               President and Treasurer
                                               (Chief Financial Officer)


Date: 2/12/99                                  /s/ Jack C. Brown
                                               ---------------------------
                                               Jack C. Brown
                                               Secretary