Form 10-K
period 1999-03-31
ST LAWRENCE SEAWAY CORP
filed 1999-06-24
CIK 86264

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


                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

The aggregate market value of Common stock held by non-affiliates of the registrant as of June 10, 1999 was approximately $729,414.00.

The number of shares of Common Stock of the registrant outstanding as of June 25, 1999 was 393,735.

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

Because Paragon did not yet have a specific operating business, the Distribution of the Shares was conducted in accordance with Rule 419 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). As a result, the Shares, Subscription Rights, and any Shares issuable upon exercise of Subscription Rights, are being held in escrow and are non-transferable by the holder thereof until after the completion of a business combination with an operating company. The Subscription Rights will become exercisable at a price to be determined by Paragon's Board of Directors (not to exceed $2.00 per Subscription Right) once a business combination is identified and described in a post-effective amendment to Paragon's Registration Statement. While held in escrow, the Shares may not be traded or transferred, and the net proceeds from the exercise of Subscription Rights will remain in escrow subject to release upon consummation of a business combination. There is no current public trading market for the Shares and none is expected to develop, if at all, until after the consummation of a business combination and the release of Shares from escrow. In addition, because more than 18 months have expired since Paragon's Registration Statement was declared effective, it is possible that Rule 419 will prohibit the distribution, or require an additional or new Registration Statement to be filed and approved.

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

        (a) Agricultural Activities -- At March 31, 1999, St. Lawrence was the owner of one parcel of agricultural real estate in Northern Indiana comprising approximately 195 acres. This real estate, known as Schleman Farm, is primarily devoted to farming activities under the cash lease method of operation. The cash lease method of operation involves the leasing of the property to farmers who are directly responsible for the operation of the Farm and who pay St. Lawrence a rental fee covering a ten-month period for the use of the property for farming and related activities. St. Lawrence generally receives these rental payments at one time or in semi-annual installments. Real estate taxes and other minor expenses, such as insurance, are the responsibility of St. Lawrence in some instances.

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

        (b) CASH MANAGEMENT AND OTHER INVESTMENTS -- During the fiscal year ended March 31, 1999, the Company continued its practice of maintaining its other assets in relatively liquid interest/dividend bearing money market investments. The Company is engaged in a search for other business opportunities and, accordingly, such assets may be used for an acquisition or for a partial payment of an acquisition or for the commencement of a new business.

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

        EMPLOYEES

        The Company has no employees at this time. Mr. Jack C. Brown, Secretary of St. Lawrence receives a monthly fee of $500 for administrative services that he renders to the Company. Such fee is paid pursuant to a month to month arrangement. Secretarial and bookkeeping services are provided to the Company at cost by an employee of a management company with whom the Company shares office space.

ITEM 2 - PROPERTIES

        At March 31, 1999, the Company owned one parcel of agricultural real estate in Porter County, Indiana comprising approximately 195 acres. Only a portion of the property, known as Schleman Farm, is suitable for farming purposes. The balance is wooded and from time-to-time is suitable to some extent for timber harvesting operations. In the past, St. Lawrence has harvested excess timber from its various properties. Such timber harvesting occurred at intermittent times and there can be no assurances that there will be timber activities at Schleman Farm in the future.

ITEM 3 - LEGAL PROCEEDINGS

        St. Lawrence is not a party to nor is any of its property the subject of any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


        MARKET INFORMATION

        The Company's common stock is not currently listed for trading on any exchange. The following table sets forth the high and low closing bid price for each quarterly period during the fiscal years 1998 and 1997, as reported by the National Quotation Bureau, Inc. from the pink sheets and the OTC Bulletin Board. Such price data reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


        Fiscal Year           Quarter               High                  Low

            1999               First               $2.875                 $2.75
                              Second                $2.75                $2.375
                               Third                $2.50                 $2.25
                              Fourth                $2.50                $1.875
            1998               First                $2.50                 $2.25
                              Second                $2.25                 $2.25
                               Third                $2.75                 $2.25
                              Fourth               $3.125                 $2.75

        DIVIDENDS

          It is the present policy of the Board of Directors of St. Lawrence to retain earnings, if any, to finance the future expansion of the Company. No cash dividends were paid this year and no cash dividends are expected to be paid in the future.

      NUMBER OF STOCKHOLDERS

        As of June 14, 1999, there were approximately 1,291 holders of record of the Company's Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

                             Selected Financial Data
                              Years Ended March 31,

The following table sets forth selected financial information with respect to the Company for the five fiscal years ended March 31, 1999. Certain information with respect to the fiscal years ended March 31, 1996 and March 31,1995 has been restated. All information set forth in the following table should be read in connection with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with the Company's audited Financial Statements and Notes thereto appearing elsewhere in this Report.


                                            1999           1998             1997            1996            1995
                                            ----           ----             ----            ----            ----


REVENUES:
Interest & Dividends                        51,069         56,704            54,545         59,858          55,311
Farm Rentals & Sales                         9,120          9,120             9,120          9,120           9,804
Gain on Sale of Farm
      Properties, net                            0              0                 0              0               0

Other                                            0              0                 0              0               0
                                        ----------     ----------       -----------    -----------     -----------
Total                                       60,189         65,824            63,665         68,978          65,115
                                            ------         ------           -------        -------         -------

COSTS & EXPENSES:

Farm Related                                 1,613          1,734             2,056          1,243           1,634
      General and                          102,102        112,092           105,220        141,748         148,053
  Administrative
Consulting                                   6,000          6,000             6,000         44,400          44,400
Depreciation                                 1,568          1,568             1,568          1,438             588
                                         ---------      ---------         ---------      ---------          ------
Total                                      111,283        121,394           114,844        188,829         194,675



                                              1999           1998              1997           1996            1995
                                              ----           ----              ----           ----            ----
Income (Loss) Before
     Income Taxes                          (51,094)       (55,570)          (51,179)      (119,851)       (129,560)

Income Tax
         Expense (Benefit)                     690            787               965            735          (5,429)
                                               ---            ---               ---            ---          -------
       Net Income (Loss)                   (51,784)       (56,357)          (52,144)      (120,586)       (124,131)

Income (Loss) per
         Common Share                       (0.13)          (0.14)            (0.13)         (0.31)          (0.32)
                                            ------          ------            ------         ------          ------

Weighted Average Number
   of Common Shares
   Outstanding                             393,735         393,735          393,735         393,735         393,735



                                            1999           1998             1997            1996            1995
                                            ----           ----             ----            ----            ----

BALANCE SHEET DATA:

Total Assets                            1,165,360      1,231,852         1,293,467      1,370,874        1,453,225

Total Liabilities                          22,006         36,714            41,972         62,094           23,859

Shareholders' Equity                    1,143,354      1,195,138         1,251,495      1,308,780        1,429,366



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      YEAR ENDED MARCH 31, 1999, AS COMPARED TO YEAR ENDED MARCH 31, 1998.

        Interest and dividend income decreased to $51,069 in the year ended March 31, 1999, from $56,704 in the previous year primarily due to a decrease in the cash balances invested.

        Farm rental revenues of $9,120 were comparable in the years ended March 31, 1999, and 1998. The Company has discussed with local real estate agents the possibility of instituting a rent increase at Schleman Farm. Based on the market rents currently being obtained in Northern Indiana, a rent increase is not feasible at this time.

        General and administrative expenses decreased to $102,102 in the year ended March 31, 1999 from $112,092 in the year ended March 31, 1998 principally due to decreases in professional fees paid to the Company's accountants and legal counsel, and decreases in employee salaries and stock transfer and annual meeting expenses, all as illustrated by the following comparison table:


                                                           YEAR ENDED MARCH 31,

                                                             1999          1998
                                                             ----          ----

Executive Compensation, Salaries, Management Fees
    and Employee Benefits                                  $27,926       $33,128
Office Rent and Operations                                  16,224        14,650
Stock Services, Proxy, Annual Meeting and
    SEC Report Compliance                                   13,645        18,114
Professional Fees (accounting & legal)                      45,576        49,496
Payroll, excise and other taxes                              3,175         2,654


       The Company had a loss of $51,094 before taxes in the year ended March 31, 1999, as compared to a loss of $55,570 before taxes in the year ended March 31, 1998.

        The income tax paid in the current year was $690. An income tax of $787 was paid in the year ended March 31, 1998.

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

       General and administrative expenses increased to $112,092 in the year ended March 31, 1998 from $105,220 in the year ended March 31, 1997 principally due to an increase in office rent, an increase in professional fees associated with the Company's recent response to certain shareholder and SEC informational inquiries regarding the Company's 10-K for the fiscal year ended March 31, 1997, and an increase in personnel costs associated with a small salary increase and partial reimbursement of health insurance for the Company's sole employee, all as illustrated by the following comparison table:


                                                        YEAR ENDED MARCH 31,

                                                         1998              1997
                                                         ----              ----

Executive Compensation, Salaries and
   Employee Benefits                                   $33,128           $31,478
Office Rent and Operations                              14,650            11,382
Stock Services, Proxy, Annual Meeting and
    SEC Report Compliance                               18,114            19,595
Professional Fees (accounting & legal)                  49,496            44,362
Payroll, excise and other taxes                          2,654             3,711


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

      LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1999, the Company had net working capital of $1,023,330, the major portion of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.

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

Year 2000

        The Company has substantially completed review of the Year 2000 compliance of its management and information systems. With respect to its internal systems, the Company has found that no significant compliance efforts are required since it does not rely heavily on computers in its operations. Indeed, the Company's sole computer is used strictly for word processing and spreadsheet preparation.

        As part of its ongoing Year 2000 preparations, in March, 1998, the Company sent written requests for Year 2000 information to its farm management company, independent accountant and its transfer agent. In response to such requests for information, the Company's transfer agent reported that all of its hardware and software was currently Year 2000 "ready"; that it would be conducting a full blown test in a Year 2000 environment in October, 1998, after which it expected to be able to confirm that it is Year 2000 compliant; that it had been examined by the New York State Banking Department and been found to have made satisfactory progress on its Year 2000 plan; and that it had also made the appropriate filing with the SEC in accordance with Rule 17Ad-18. The Company's farm management company reported that it believed its computers were ready to handle the Year 2000 turnover and that it was awaiting confirmation from the bank where the farm account is located as to the Bank's readiness. Finally, the Company's accountant reported that it was reviewing the guidelines and recommended policies established by the American Institute of Certified Public Accountants and addressing specific concerns through a firmwide upgrade of computer systems and financial software which would be tested after installation of the upgrades was completed in 1999. The Company requested compliance updates from its service providers in June, 1999, and is awaiting replies to such requests.

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


                                                        Business
                                                        Experience
Directors/Position                         Director     During Last                          Other
In Company                  Age            Since        Five Years                        Directorships
------------------          ---            --------     -----------                       -------------
Jack C. Brown               80              1959       Attorney at Law                         None
Secretary                                              Indianapolis,
                                                       Indiana
                                                       since 1945.

Joel M. Greenblatt          41              1993       Managing Partner                        Director since August
Chairman of the                                        of Gotham                               1994 of Alliant
Board                                                  Capital III L.P.                        Techsystems, Inc., a
                                                       ("Gotham") and its                      Delaware corporation
                                                       predecessors since 1985                 which supplies
                                                       Gotham is a private                     weapons systems
                                                       investment partnership                  to the military and
                                                       which owns securities,                  its allies.
                                                       equity interests, distressed
                                                       debt, trade claims and
                                                       bonds, derivatives, and
                                                       options and warrants of
                                                       issuers engaged in a variety
                                                       of businesses.


Daniel L. Nir               38              1993       Manager of Gracie Capital,              Director since August
President and                                          L.P. since December, 1998,              1994 of Alliant
Treasurer                                              Manager of Sargeant Capital             Techsystems, Inc., a
                                                       Ventures, LLC                           Delaware corporation
                                                       since December, 1997;                   which supplies weapons
                                                       Managing Partner of                     systems to the United
                                                       Gotham Capital III, L.P.,               States military and its
                                                       prior thereto.                          allies.


Edward B. Grier             41              1993       Partner of Gracie Capital, L.P.         None
Vice President                                         since December, 1998; Vice
                                                       President of Gotham Capital from
                                                       1991-1994 and a limited  partner
                                                       of Gotham  from  January 1, 1995
                                                       through  December 31, 1998.  Mr.
                                                       Grier  was  Vice   President  of
                                                       Smith New  Court,  a merger  and
                                                       restructuring advisory firm from
                                                       1990-91,  a  research  associate
                                                       with  Paine  Webber,  Inc.  from
                                                       1987-90,  and a senior financial
                                                       analyst  with Transworld
                                                       Corporation from 1985-87.

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

        Compliance with Section 16(a) of the Exchange Act

        Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to the Company during the fiscal year ended March 31, 1999 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 1999, no director, officer or beneficial owner of more than 10% of the Company's equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal years ended March 31, 1999 and March 31, 1998.

ITEM 11 - EXECUTIVE COMPENSATION

        Except as noted below, neither the Company's Chief Executive Officer nor any other executive officers of the Company (collectively the "Named Executives") received salary, bonus or other annual compensation for rendering services to the Company during the fiscal years ended March 31, 1999, March 31, 1998 and March 31, 1997.

        During the fiscal years ended March 31, 1995 and March 31, 1996, pursuant to an Agreement dated as of September 30, 1993 between Bernard Zimmerman & Co., Inc. and the Windward Group, L.L.C., principal stockholder of the Company, Bernard Zimmerman & Co. was paid an aggregate $36,000 for services provided for the benefit of the Company. All such payments were made by the Windward Group, L.L.C. on behalf of the Company. They were recognized as an expense by the Company and treated as a contribution of capital by Windward to the Company. No such payments were made during the fiscal year ended March 31, 1997, March 31, 1998 or March 31, 1999.

        During each of the three fiscal years ended March 31, 1997, March 31, 1998 and March 31, 1999, the Company paid to Jack C. Brown, Secretary and a Director, a monthly fee of $500 for administrative services that he renders to the Company. Such fee is on a month to month arrangement.

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

        OPTION/SAR GRANTS IN FISCAL YEAR ENDED MARCH 31, 1999

        No options or Stock appreciation rights were granted in the fiscal year ended March 31, 1999.

         Aggregated Option/SAR Exercises in Fiscal Year Ended March 31, 1999 and Fiscal Year-End Option/SAR Values

         The Company has a stock option plan originally adopted by the Shareholders on June 12, 1978, and revised and approved by the Shareholders on June 13, 1983, September 21, 1987 and August 28, 1992. The Company currently has one outstanding Stock Option Agreement entered into pursuant to the Plan. The options granted thereunder expires on September 21, 2002. The following table summarizes options exercised during fiscal year 1999 and presents the value of unexercised options held by the Named Executives at fiscal year end. There are currently no outstanding stock appreciation rights.




                                     Value of Unexercised      Number of Unexercised
                                     Options/SAR's                                                In-The Money
                                                                   Shares                        Options/SAR's
                            Acquired     Value              At Fiscal Year-End                 At Fiscal Year-End
                           On Exercise   Realized       (#)                (#)              ($)           ($)
Name                          #            ($)       Exercisable      Unexercisable      Exercisable Unexercisable
----                       ------------------------- -----------      --------------     ----------- -------------

Joel M. Greenblatt           0             0            0                0              0              0

Daniel L. Nir                0             0            0                0              0              0

Edward B. Grier, III         0             0            0                0              0              0

Jack C. Brown                0             0            15,000           0             45,000          0


Long-Term Incentive Plans - Awards in Fiscal Year Ended March 31, 1999

Not applicable.

COMPENSATION OF DIRECTORS

The By-laws of the Company provide for Directors to receive a fee of $100 for each meeting of the Board of Directors which they attend plus reimbursement for reasonable travel expense. The Company paid $100 to Jack Brown for attendance at the annual meeting of Stockholders. No other fees were paid to Directors for meetings in fiscal year 1999.

As discussed above, during the fiscal year ended March 31, 1999, the Company paid Jack C. Brown, Secretary and a Director, a monthly fee of $500 for administrative services that he renders to the Company.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

The Board of Directors does not have any standing audit, nominating or compensation committees or any other committees performing similar functions. Therefore, there are no relationships or transactions involving members of the Compensation Committee during the fiscal year ended March 31, 1999 required to be reported pursuant to Item 402(j) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 15, 1999 the beneficial share ownership of all beneficial owners of 5% or more of the Company's securities, all directors and executive officers of the Company owning securities, and of all officers and directors as a group.


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
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753


--------
         (1)Includes 100,000 Shares subject to a currently exercisable Stock Warrant issued to the Windward Group L.L.C. pursuant to a Warrant Agreement dated September 24, 1986, and amended on July 6, 1992, August 28, 1992 and September 15, 1997.

         (2)Includes 100,000 Shares subject to a currently exercisable Stock Warrant issued to the Windward Group L.L.C. pursuant to a Warrant Agreement dated September 24, 1986, and amended on July 6, 1992, August 28, 1992 and September 15, 1997. Ownership of Mr. Nir and Mr. Greenblatt is indirect as a result of their membership interest in The Windward Group, L.L.C. Mr. Nir and Mr. Greenblatt disclaim individual beneficial ownership of any common stock of the Company.

Jack C. Brown                         20,456(3)                     4.02%
320 N. Meridian St.
Suite 818
Indianapolis, IN 46204

Edward B. Grier III                      0                            *
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753


All directors and
 officers as a group                  170,456                       33.5%
(4 persons)
---------------------
*Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.










--------
         (3)Includes 15,000 shares subject to currently exercisable stock options granted on June 11, 1983, as amended, and expiring on September 21, 2002, with a per share exercise price of $3.00.

No other person or group has reported that it is the beneficial owner of more than 5% of the outstanding Common Stock of the Company.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements:                                            Page No.
-------------------------                                            --------

        Independent Auditor's Report                                   23
        Balance Sheets                                                 24
        Statements of Income                                           25
        Statement of Shareholders' Equity                              26
        Statements of Cash Flow                                        27

        Notes to Financial Statements                                  28

    Financial Schedules:
    --------------------
        X -       Supplementary Income Statement                       32
                  Information

Schedules other than those listed above are omitted for the reason that they are not required or not appropriate or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

              No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

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

                         (v)(a) Amendment to Stock Option Agreement dated September 15, 1997 (Incorporated by reference to Form 10-K for the fiscal year ended March 31, 1998, (the "1998 10-K"))

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

                         (vii)  Amendment No. 1 to the Warrant issued to Bernard
                         Zimmerman   &  Co.   Inc.   dated   August  28,   1992.
                         (Incorporated by reference to the 1993 10-K).

                         (vii)(a) Amendment No. 2 to Common Stock Purchase Warrant, dated September 15, 1997 (Incorporated by reference to the 1998 10-K)

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

                 (27)    Financial Data Schedule -- Filed herewith.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (who included a majority of the Board of Directors) on behalf of the registrant and in the capacities indicated on June 25, 1999.

        Signatures                     Title                           Date
        ----------                     -----                           ----

/s/ Daniel L. Nir                President, Treasurer              June 25, 1999
-----------------------          and Director
Daniel L. Nir
(Principal Financial
Officer)



/s/ Joel M. Greenblatt           Chairman of the Board,            June 25, 1999
----------------------
Joel M. Greenblatt               and Director
(Principal Executive
Officer)


/s/ Jack C. Brown                Secretary and Director            June 25, 1999
-----------------------
Jack C. Brown



/s/ Edward B. Grier III          Director                          June 25, 1999
-----------------------
Edward B. Grier III

SALLEE & COMPANY, INC.
  CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------

                                                            MEMBER
                                                            AICPA
                                                            TAX DIVISION
                                                            DIVISION OF FIRMS:
                                                            SEC PRACTICE SECTION
                                                            INDIANA CPASOCIETY

Board of Directors
The St. Lawrence Seaway Corporation
Indianapolis, Indiana

                         REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying balance sheets of The ST. LAWRENCE SEAWAY CORPORATION as of March 31, 1999 and 1998, and the related statements of income, shareholders equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Lawrence Seaway Corporation as of March 31, 1999 and 1998, and the results of its operations and its case flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

May 24, 1999
                                                     /s/ Sallee & Company, Inc.


1509 J STREET,  P.O.  BOX  1148,  BEDFORD,  INDIANA  47421,  812-275-4444  (FAX)
812-275-3300

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS
                             MARCH 31, 1999 AND 1998


ASSETS                                                                    1999             1998
------                                                                    ----             ----
Current Assets:
         Cash and cash equivalents                                 $ 1,031,389         $1,105,940
         Interest and other receivables                                 10,731              1,644
         Prepaid items                                                   1,202                662
         Deferred tax benefits                                           2,014              2,014
                                                                   -----------         ----------
                  Total Current Assets                             $ 1,045,336         $1,110,260

Property and fixed assets:
         Land                                                      $   118,913         $  118,913
         Property & equipment, net                                       1,111              2,679
                                                                   -----------         ----------
                  Total Assets                                     $ 1,165,360         $1,231,852
                                                                   ===========         ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Payroll taxes withheld and accrued                      $           0        $       772
         Accounts payable & other                                       13,798             27,734
         Deferred income                                                 8,208              8,208
                                                                 --------------        ----------
                  Total Liabilities                              $      22,006        $    36,714
                                                                 =============         ==========

Shareholders' Equity:
         Common stock, par value $1
          4,000,000 authorized, 393,735 issued
          and outstanding at the respective dates                $    393,735         $   393,735
         Additional paid-in capital                                    377,252            377,252
         Retained earnings                                             372,367            424.151
                                                                 -------------        -----------
                  Total Shareholders' Equity                     $ 1,143,354          $ 1,195,138
                                                                 -----------          -----------
         Total Liabilities and Shareholders' Equity              $ 1,165,360          $ 1,231,852
                                                                 ===========          ===========


The accompanying notes are an integral part of these financial statements.

                       THE ST. LAWRENCE SEAWAY CORPORATION
                              STATEMENTS OF INCOME


                              YEARS ENDED MARCH 31,

                                                              1999              1998             1997
                                                              ----              ----             ----
Revenues:
         Farm rentals                                      $    9,120        $    9,120       $    9,120
         Interest and dividends                                51,069            56,704           54,545
                                                           ----------        ----------       ----------
         Total Revenues                                    $   60,189        $   65,824        $  63,665


Operating Costs and Expenses:
         Farm related operating costs                      $    1,613        $    1,734       $    2,056
         Depreciation                                           1,568             1,568            1,568
         Consulting fees-Note 3                                 6,000             6,000            6,000
         General and administrative expenses                  102,102           112,092          105,220
                                                           ----------         ---------        ---------
Total Operating Expenses                                   $  111,283        $  121,394         $114,844



Income (Loss) before income taxes                             (51,094)          (55,570)         (51,179)

Income Taxes/(Tax Benefit)                                        690               787              965
                                                           ----------        ----------      ------------
Net Income (Loss)                                          $  (51,784)          (56,357)         (52,144)


Per Share Data:
         Weighted average number of
         common shares outstanding                          $393,735          $393,735         $393,735
                                                            --------          --------         --------


Basic earnings per common
and common equivalent shares                               $   (0.13)            (0.14)            (0.13)
                                                           ==========        ==========       ===========


The accompanying notes are an integral part of these financial statements.

                       THE ST. LAWRENCE SEAWAY CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY


                                             Common Stock                      Additional
                                             Number of         Par             Paid-in        Retained
                                             Shares           Value $1         Capital        Earnings
                                             ---------        --------         -------        --------
Balances at April 1, 1996                     393,735         $393,735         $377,252       $537,793

   Net loss for 1997                                                                           (52,144)
   Distribution of Paragon Stock                                                                (5,141)
                                              ---------------------------------------------------------
Balances at March 31, 1997                    393,735         $393,735         $377,252       $480,508

   Net loss for 1998                                                                           (56,357)
                                              ---------------------------------------------------------
Balances at March 31, 1998                    393,735         $393,735         $377,252       $424,151

   Net loss for 1999                                                                          ( 51,784)
                                              ---------------------------------------------------------
Balance at March 31, 1999                     393,735         $393,735         $377,252       $372,367
                                              =======         ========         ========       ========





The accompanying notes are an integral part of these financial statements.

                       THE ST. LAWRENCE SEAWAY CORPORATION
                             STATEMENTS OF CASH FLOW
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                  1999             1998              1997
                                                                  ----             ----              ----
Cash Flows From Operating Activities:
         Net Income (Loss)                                    $(51,784)        $  (56,357)       $ (52,144)
         Adjustments to reconcile net income to
            net cash from operating activities                   1,568              1,568            1,568
            Depreciation
(Increase) Decrease in Current Assets:                          (9,087)             (122)            9,582
         Other receivables
         Prepaid items                                            (540)              147              (260)
(Decrease) Increase in Current Liabilities:
         Payroll tax & other                                      (772)             (872)            1,190
         Accounts payable                                      (13,936)           (4,386)          (21,311)
                                                            -----------       -----------       -----------
Net Cash From Operating Activities                             (74,551)          (60,022)          (61,375)

Cash Flows From Investing Activities:
         Purchase of equipment                                       0                 0                0
         Proceeds from asset sales                                   0                 0                0
                                                             ----------       -----------       -----------
 Net Cash from Investing Activities                                  0                 0                0


Cash Flows From Financing Activities:
         Purchase of Paragon Stock                                   0                 0             (5,141)
                                                             ----------       -----------       ------------
Net Cash From Financing Activities                                   0                 0             (5,141)


Net Increase in Cash and Cash Equivalents                      (74,551)          (60,022)           (66,516)


Cash and Cash Equivalents, beginning                        $1,105.940         $1,165,962        $1,232,478
                                                            ----------         ----------        ----------
Cash and Cash Equivalents, ending                           $1,031,389         $1,105,940        $1,165,962
                                                            ==========

Supplemental Disclosures of Cash Flow Information:
         Cash paid for income taxes                             1,000                 960              122
         Cash paid for interest expenses                            0                   0                0




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

                       THE ST. LAWRENCE SEAWAY CORPORATION



RECLASSIFICATION:

The 1998 and 1997 financial statements have been reclassified, where necessary, to conform to the presentation of the 1999 financial statements.


CASH FLOWS:

For purposes of reporting cash flows, cash and cash equivalents include all cash in banks and cash accumulation funds.

DEPRECIATION:

Property and equipment, consisting of small office equipment, is stated at cost. Depreciation is computed using the straight-line method over a five-year estimated useful life. Expenditures for maintenance and repairs that do not extend useful lives are charged to income as incurred. Total accumulated depreciation as of March 31, 1999 and 1998, was $7,606 and $6,308 respectively.

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

                       THE ST. LAWRENCE SEAWAY CORPORATION




option is currently exercisable with respect to all 15,000 shares and, if not exercised, will expire on September 21, 2002.

The Company has 4,000,000 authorized $1 par value common shares. As of March 31, 1999 and 1998, there were 393,735 common shares issued and outstanding.

NOTE 3. RELATED PARTIES

During the fiscal years ending March 31, 1999, 1998 and 1997, the Company paid to Jack C. Brown, Secretary and a Director, an annual administrative fee of $6,000, which was paid monthly in the amount of $500.

NOTE 4. INCOME TAXES

As of March 31, 1999, the Company has loss carryforwards of approximately $335,000 that may be used to offset future taxable income. If not used, the carryforwards will begin to expire in 2012. Due to the possibility that these loss amounts will not be recognized in the future, no tax benefits have been recognized in these financial statements. Provisions for current and deferred federal and state tax liabilities are immaterial to these financial statements.

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

                       THE ST. LAWRENCE SEAWAY CORPORATION



On March 21, 1997, the Securities and Exchange Commission declared effective a Registration Statement on Form S-1 filed by Paragon, registering the Distribution of Shares and Subscription Rights to St. Lawrence stockholders. The cost of organizing Paragon and registering the distribution have been borne by the founders of Paragon.

Paragon is an independent publicly-owned corporation. However, because Paragon did not have a specific operating business at the time of the distribution, the distribution of the shares was conducted in accordance with Rule 419 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). As a result, the shares, subscription rights, and any shares issuable upon exercise of subscription rights, are being held in escrow and are non-transferable by the holder thereof until after the completion of a business combination with an operating company. The subscription rights will become exercisable at a price to be determined by Paragon's Board of Directors (not to exceed $2.00 per subscription right) once a business combination is identified and described in a post-effective amendment to Paragon's Registration Statement. While held in escrow, the shares may not be traded or transferred, and the net proceeds from the exercise of subscription rights will remain in escrow subject to release upon consummation of a business combination. There is no current public trading market for the shares and none is expected to develop, if at all, until after the consummation of a business combination and the release of shares from escrow. In addition, because more than eighteen months have expired since
Paragon's Registration Statement on Form S-1 was declared effective, it is possible that Rule 419 will prohibit the distribution, or require an additional or new registration statement to be filed and approved. The Company is not involved in Paragon's operations or filings, and has provided the following information solely based on information made know to it by representatives of Paragon.

                       THE ST. LAWRENCE SEAWAY CORPORATION


                                   SCHEDULE X


                       THE ST. LAWRENCE SEAWAY CORPORATION
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997


          COLUMN A                                                   COLUMN B
          --------                                                   --------
           ITEM                                               CHARGED TO COSTS AND EXPENSES

                                                                  YEARS ENDED MARCH, 31


                                                           1999            1998             1997
                                                           ----            ----             ----
Maintenance and repairs                                    $1,677          $1,378           $1,113

Depreciation and amortization of
 intangible assets, preoperating
 costs and similar deferral                                $1,568          $1,568           $1,568

Taxes, other than payroll and
 income taxes                                              $2,137           $ 787           $1,844

Royalties                                                   NONE            NONE             NONE
Advertising costs                                           NONE            NONE             NONE

