Form 10-Q
period 1999-06-30
ST LAWRENCE SEAWAY CORP
filed 1999-08-13
CIK 86264

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------
                                    FORM 10-Q
                                  ------------


                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended                                 Commission File No.
     June 30, 1999                                          0-2040
   -----------------                                 -------------------


                       THE ST. LAWRENCE SEAWAY CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          INDIANA                                      35-1038443
          -------                                      ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


  818 Chamber of Commerce Building
       320 N. Meridian Street
       Indianapolis, Indiana                             46204
----------------------------------------               ----------
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

          Class                            Outstanding at June 30, 1999
          -----                            ----------------------------
Common Stock, $1.00 par value                         393,735

================================================================================

                                      THE ST. LAWRENCE SEAWAY CORPORATION
                                                FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Balance Sheets -June 30, 1999 (UNAUDITED) and March 31, 1999 ..................3

Statements of Income - Three months ended June 30, 1999 and 1998
   (UNAUDITED) ................................................................4

Statements of Cash Flows - Three months ended June 30, 1999 and
   1998 (UNAUDITED) ...........................................................5

Notes to Financial Statements - June 30, 1999 .................................6

Management's Discussion and Analysis of Financial Condition and
   Results of Operations ......................................................8

PART II.  OTHER INFORMATION....................................................9

Signatures....................................................................10

Exhibit (27)..................................................................11

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                  JUNE 30, 1999 (Unaudited) AND MARCH 31, 1999

                                                                   JUNE 30,       MARCH 31,
                                                                     1999           1999
                                                               ============================

                                                    ASSETS
Current assets:
     Cash and cash equivalents                                   $1,025,934     1,031,389
     Interest and other receivables                                   1,708        10,731
     Prepaid items                                                      512         1,202
     Deferred income taxes                                            2,440         2,014
                                                               -------------  ------------
Total Current Assets                                              1,030,594     1,045,336

Land                                                                118,913       118,913
Property and equipment                                                  719         1,111
                                                                              ------------
Total Assets                                                     $1,150,226     1,165,360
                                                                 =========================

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Payroll taxes withheld and accrued                       $           0             0
     Accounts payable & other                                         4,956        13,798
     Deferred Income                                                  5,472         8,208
     Federal & state taxes payable                                        0             0
                                                              ----------------------------
Total Current Liabilities                                            10,428        22,006

Shareholders' equity:
     Common stock, par value $1,
       4,000,000 authorized, 393,735 issued
       and outstanding at the respective dates                $    393,735        393,735
     Additional paid-in capital                                    377,252        377,252
     Retained earnings                                             368,811        372,367
                                                              ----------------------------
Total Shareholders' Equity                                       1,139,798      1,143,354
                                                              ----------------------------
Total Liabilities and Shareholders' Equity                    $  1,150,226      1,165,360
                                                              ============================



                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                JUNE 30,         JUNE 30,
                                                                  1999            1998
                                                               -------------------------
Revenues:
     Farm rentals                                                2,736            2,736
     Interest and dividends                                     11,215           13,538
                                                               -------------------------
Total revenues                                                  13,951           16,274


Operating costs and expenses:
     Farm related operating costs                                  399              439
     Depreciation                                                  392              392
     General and administrative                                 17,141           26,357
                                                               -------------------------
Total operating expenses                                        17,932           27,188


Income (Loss) before tax provision                             ( 3,981)         (10,914)
     Provision for income taxes/
       (tax benefit)                                           (   425)         ( 1,454)
                                                               -------------------------
Net income (loss)                                              ( 3,556)         ( 9,460)
                                                               =========================


Per share data:
     Weighted average number
       of common shares outstanding                            393,735          393,735
                                                              --------------------------


Primary earnings per share:
  Income (Loss) per share                                       ($0.01)          ($0.02)
                                                              ==========================


                       THE ST. LAWRENCE SEAWAY CORPORATION
               STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                JUNE 30,        JUNE 30,
                                                                 1999             1998
                                                           ------------------------------
Cash flows from operating activities:
Net income (loss)                                          $    (3,556)          (9,460)
Adjustments to reconcile net income to
  net cash from operating activities
  Depreciation                                                     392              392
(Increase) Decrease in current assets:
  Interest Receivables                                           9,023               25
  Other Receivables                                                                   0
  Prepaid items                                                    690           (1,717)
  Deferred income tax                                            ( 426)               0
(Decrease) Increase in current liabilities:
  Payroll tax & other                                                0                0
  Deferred income                                              ( 2,736)         ( 2,736)
Accounts payable                                               ( 8,842)         (12,495)
 Income taxes payable                                                0              159
                                                           ------------------------------
    Net cash from operating activities                         ( 5,455)         (25,832)

Cash flows from investing activities:
                                                           ------------------------------
   Net cash from investing activities                                0                0

Cash flows from financing activities:
                                                           ------------------------------
    Net cash from financing activities                               0                0

Net decrease in cash and cash equivalents                      ( 5,455)         (25,832)

Cash and cash equivalents, beginning                         1,031,389        1,105,940
                                                           ------------------------------
Cash and cash equivalents, ending                            1,025,934        1,080,108
                                                           ==============================

Supplemental disclosures of cash flow information:

  Cash paid for income taxes                                         0                0
  Cash paid for interest expense                                     0                0



                       THE ST. LAWRENCE SEAWAY CORPORATION
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999
                                   (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1999.

NOTE B--RECLASSIFICATION

     The 1998 financial statements have been reclassified, where necessary, to conform to the presentation of the 1999 financial statements.

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

Paragon is an independent publicly-owned corporation. However, because Paragon did not have a specific operating business at the time of the distribution, the distribution of the shares was conducted in accordance with Rule 419 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). As a result, the shares, subscription rights, and any shares issuable upon exercise of subscription rights, are being held in escrow and are non-transferable by the holder thereof until after the completion of a business combination with an operating company. While held in escrow, the shares may not be traded or transferred, and the net proceeds from the exercise of subscription rights will remain in escrow subject to release upon consummation of a business combination. There is no current public trading market for the shares and none is expected to develop, if at all, until after the consummation of a business combination and the release of shares from escrow. Because more than eighteen months have expired since Paragon's Registration Statement on Form S-1 was declared effective, management of the Company believes that the Registration Statement has expired and is no longer effective to permit distribution of the Shares and Subscription Rights or sale of the shares covered by the Subscription Rights without an amendment or an additional or new registration statement being filed and approved. The Company is not involved in Paragon's operations or filings, and has provided the following information solely based on information made know to it by representatives of Paragon.

THE ST. LAWRENCE SEAWAY CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS -- Three months ended June 30, 1999 as compared to three months ended June 30, 1998.

Interest and dividend income decreased to $11,215 in the three-months ended June 30, 1999, from $13,538 in the previous year. This decrease is primarily due to a decrease in the cash balances invested.

Farm rental revenue remained unchanged in the three months ended June 30, 1999 from those in the three months ended June 30, 1998.

General and administrative expenses decreased to $17,932 in the three months ended June 30, 1999, from $26,357 in the three-months ended June 30, 1998. This decrease was principally due to decreases in professional fees paid to the Company's accountants and legal counsel, and decreases in employee compensation, taxes and related expenses, all as illustrated by the following comparison table:

                                                          QUARTER ENDED JUNE 30

                                                       1999                1998
                                                       ----                ----

Executive Compensation, Management Fees,
    Salaries, and Employee Benefits                  $ 4,615             $ 7,757
Office Rent and Operations                             4,724               4,291
Stock Services, Proxy, Annual Meeting, and
   SEC Report Compliance                               2,391                 941
Professional Fees (accounting & legal)                 4,781              12,373
Payroll, excise and other taxes                          652               1,144

As a result of the above items, the Company had a loss of $3,981 before taxes in the three months ended June 30, 1999, as compared to a loss of $10,914 before taxes in the three months ended June 30, 1998.

Federal and state income tax benefits of $425 were applicable in the three months ended June 30, 1999 as compared to federal and state income tax benefits of $1,454 in the three months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had net working capital of $1,020,166 the major portion of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.

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

As part of its ongoing Year 2000 preparations, the Company sent written requests for Year 2000 information to its farm management company, independent accountant and its transfer agent. In response to such requests for information, the Company's transfer agent reported that all of its hardware and software was currently Year 2000 "ready"; that it would be conducting a full blown test in a Year 2000 environment in October, 1998, after which it expected to be able to confirm that it is Year 2000 compliant; that it had been examined by the New York State Banking Department and been found to have made satisfactory progress on its Year 2000 plan; and that it had also made the appropriate filing with the SEC in accordance with Rule 17Ad-18. The Company's farm management company reported that it believed its computers were ready to handle the Year 2000 turnover and that the bank where the farm account is located had reported that 100% of all its internally developed, mission critical applications (including checking, savings, CDs and loans) had been corrected, successfully tested and put into use. Finally, the Company's accountant reported that it was reviewing the guidelines and recommended policies established by the American Institute of Certified Public Accountants and addressing specific concerns through a firmwide upgrade of computer systems and financial software which would be tested after installation of the upgrades was completed in 1999. The Company requested compliance updates from its service providers in June, 1999, and is awaiting replies to such requests.

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

            Item 4.
            Submission of Matters to a Vote of Security Holders - Not Applicable
            ---------------------------------------------------

            Item 5.
            Other Information - Not Applicable
            -----------------

            Item 6.
            Exhibits and Reports on form 8-K -
            --------------------------------

            Item 6(a) Exhibits -
            ------------------
            (27) Financial Data Schedule

            Item 6(b) Reports on Form 8-K -

            No Reports on Form 8-K were filed by the Company in the quarter ended June 30, 1999.

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



                                               THE ST. LAWRENCE SEAWAY
                                               -----------------------
                                               CORPORATION
                                               -----------
                                               Registrant


Date: 8/13/99                                  /s/ Daniel L. Nir
                                               ---------------------------
                                               Daniel L. Nir
                                               President and Treasurer
                                               (Chief Financial Officer)


Date: 8/13/99                                  /s/ Jack C. Brown
                                               ---------------------------
                                               Jack C. Brown
                                               Secretary