Form 10-Q
period 1999-09-30
ST LAWRENCE SEAWAY CORP
filed 1999-11-12
CIK 86264

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------
                                    FORM 10-Q
                                  ------------


                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended                                 Commission File No.
  September 30, 1999                                       0-2040
  ------------------                                 -------------------


                       THE ST. LAWRENCE SEAWAY CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          INDIANA                                      35-1038443
          -------                                      ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


  818 Chamber of Commerce Building
       320 N. Meridian Street
       Indianapolis, Indiana                             46204
----------------------------------------               ----------
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

          Class                            Outstanding at September 30, 1999
          -----                            ---------------------------------
Common Stock, $1.00 par value                           393,735

================================================================================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Balance Sheets - September 30, 1999 (UNAUDITED) and March 31, 1999............3

Statements of Income - Three months ended September 30, 1999 and 1998
   (UNAUDITED)................................................................4

Statements of Income - Six months ended September 30, 1999 and 1998
   (UNAUDITED)................................................................5

Statements of Cash Flows - Six months ended September 30, 1999 and
   1998 (UNAUDITED)...........................................................6

Notes to Financial Statements - September 30, 1999...........................7-8

Management's Discussion and Analysis of Financial Condition and
   Results of Operations....................................................9-11

PART II.  OTHER INFORMATION...................................................12

Signatures....................................................................13

Exhibits......................................................................14

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                SEPTEMBER 30, 1999 (UNAUDITED) AND MARCH 31, 1999


                                                                   SEPTEMBER 30,               MARCH 31,
                                                                        1999                     1999
                                                                   =============             ============
                                     ASSETS

Current assets:
     Cash and cash equivalents                                       $1,020,596                1,031,389
     Interest and other receivables                                       1,827                   10,731
     Prepaid items                                                          512                    1,202
     Deferred income taxes                                                3,965                    2,014
                                                                    ------------             ------------
Total Current Assets                                                  1,026,900                1,045,336

Land                                                                    118,913                  118,913
Property and equipment                                                      326                    1,111
                                                                    ------------             ------------
Total Assets                                                         $1,146,139                1,165,360
                                                                    ============             ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Payroll taxes withheld and accrued                              $        0                        0
         Accounts payable & other                                        10,843                   13,798
     Deferred Income                                                      2,736                    8,208
     Federal & state taxes payable                                          264                        0
                                                                     -----------              -----------
Total Current Liabilities                                                13,843                   22,006

Shareholders' equity:
     Common stock, par value $1,
       4,000,000 authorized, 393,735 issued
       and outstanding at the respective dates                          393,735                  393,735
     Additional paid-in capital                                         377,252                  377,252
     Retained earnings                                                  361,309                  372,367
                                                                      ----------               ----------
Total Shareholders' Equity                                            1,132,296                1,143,354
                                                                      ----------               ----------
Total Liabilities and Shareholders' Equity                          $ 1,146,139                1,165,360
                                                                    ============               ==========

                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                                 1999              1998
                                                             -------------------------------
Revenues:
     Farm rentals                                                2,736            2,736
     Interest and dividends                                     11,585           13,416
                                                              ---------------------------
Total revenues                                                  14,321           16,152


Operating costs and expenses:
     Farm related operating costs                                  368              298
     Depreciation                                                  392              392
     General and administrative                                 22,325           24,076
                                                              ---------------------------
Total operating expenses                                        23,085           24,766

Income (Loss) before tax provision                              (8,764)          (8,614)
     Provision for income taxes/
       (tax benefit)                                            (1,262)          (1,206)
                                                              ---------------------------
Net income (loss)                                               (7,502)          (7,408)
                                                              ===========================


Per share data:
     Weighted average number
       of common shares outstanding                            393,735          393,735
                                                             ---------------------------


Primary earnings per share:
  Income (Loss) per share                                      ($0.02)          ($0.02)
                                                             ===========================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                  STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                      1999             1998

Revenues:
     Farm rentals                                     5,472           5,472
     Interest and dividends                          22,800          26,954
                                                   --------------------------
Total revenues                                       28,272          32,426


Operating costs and expenses:
     Farm related operating costs                       767             737
     Depreciation                                       784             784
     General and administrative                      39,466          50,433
                                                   --------------------------
Total operating expenses                             41,017          51,954

Income (Loss) before tax provision                  (12,745)        (19,528)
     Provision for income taxes/
       (tax benefit)                                 (1,687)         (2,660)
                                                   --------------------------
Net income (loss)                                   (11,058)        (16,868)
                                                   ==========================


Per share data:
     Weighted average number
       of common shares outstanding                 393,735         393,735
                                                  --------------------------


Primary earnings per share:
  Income (Loss) per share                           ($0.03)         ($0.04)
                                                  ===========================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                                         1999              1998
                                                                     -------------     -------------
Cash flows from operating activities:
Net income (loss)                                                   $  (11,058)          (16,868)
Adjustments to reconcile net income to
  net cash from operating activities
  Depreciation                                                             784               784
(Increase) Decrease in current assets:
  Interest and other receivables                                         8,904              (101)
  Prepaid items                                                            690              (835)
  Deferred income tax                                                   (1,951)           (2,977)
(Decrease) Increase in current liabilities:
  Payroll tax & other                                                        0              (772)
  Deferred Income                                                       (5,472)
  Accounts payable                                                      (2,954)          (28,599)
  Income taxes payable                                                     264               316
                                                                    ------------------------------
    Net cash from operating activities                                 (10,793)          (49,050)

Cash flows from investing activities:
    Purchase of equipment                                                    0                 0
                                                                    ------------------------------
    Net cash from investing activities                                       0                 0

Cash flows from financing activities:
                                                                    -------------------------------
    Net cash from financing activities                                       0                 0
Net decrease in cash and cash equivalents                              (10,793)          (49,050)

Cash and cash equivalents, beginning                                 1,031,389         1,105,940
                                                                    -------------------------------
Cash and cash equivalents, ending                                  $ 1,020,596       $ 1,056,890
                                                                   ================================

Supplemental disclosures of cash flow information:

  Cash paid for income taxes                                               0                 500
  Cash paid for interest expense                                           0                   0


                       THE ST. LAWRENCE SEAWAY CORPORATION
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1999.

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

                       THE ST. LAWRENCE SEAWAY CORPORATION


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

Interest and dividend income decreased to $11,585 in the three-months ended September 30, 1999, from $13,416 in the previous year. The decrease is primarily due to a combination of lower interest rates and a decrease in the cash balances invested.

Farm rental revenue remained unchanged in the three months ended September 30, 1999.

General and administrative expenses decreased to $22,325 in the three months ended September 30, 1999, from $24,076 on the three-months ended September 30, 1998.

As a result of the above items, the Company had a loss of $8,764 before taxes in the three months ended September 30, 1999, as compared to a loss of $8,614 before taxes in the three month ended September 30, 1998.

Federal and state income tax benefits of $1,262 were applicable in the three months ended September 30, 1999, as compared to federal and state income tax benefits of $1,206 in the three months ended September 30, 1998.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998.

Interest and dividend income decreased to $22,800 in the six months ended September 30, 1999, from $26,954 in the same period ended September 30, 1998. This decrease is primarily due to a combination of lower interest rates and a decrease in the cash balances invested.

Farm rental revenues remained unchanged in the six months ended September 30, 1999.

General and administrative expenses decreased to $39,466 in the six months ended September 30, 1999, from $50,433 in the six months ended September 30, 1998. This decrease was principally due to decreases in professional fees paid to the Company's accountants and legal counsel, and decreases in employment compensation, taxes and related expenses, all as illustrated by the following comparison table:

                                                            SIX MONTH ENDED
                                                              SEPTEMBER 30

                                                       1999             1998
                                                       ----             ----

Executive Compensation, Management Fees,
  Salaries, and Employee Benefits                    $10,119           $16,574
Office Rent and Company Operations
  (including Farm Operations)                          9,336            10,308
Stock Services, Proxy, Annual Meeting, and
  SEC Report Compliance                                4,203             2,465
Professional Fees (accounting & legal)                15,454            19,772
Payroll, excise and other taxes                        1,303             2,353

As a result of the above items the Company incurred a loss before provision for income taxes of $12,745 in the six months ended September 30, 1999 as compared to a loss before provision for income taxes of $19,528 in the comparable period a year ago.

Federal and state income tax benefits of $1,687 were applicable in the six months ended September 30, 1999 as compared to federal and state income benefits of $2,660 that were applicable in the six months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had net working capital of $1,013,057 the major portion of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.

The Company may require the use of its assets for a purchase or partial payment for an acquisition or in connection with another business opportunity. In addition, St. Lawrence may incur debt of an undetermined amount to effect an acquisition or in connection with another business opportunity. It may also sell its real property and/or issue its securities in connection with an acquisition or other business opportunity.

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

As part of its ongoing Year 2000 preparations, the Company sent written requests for Year 2000 information to its farm management company, independent accountant and its transfer agent. In response to such requests for information, the Company's transfer agent reported that all of its hardware and software was currently Year 2000 "ready"; that it would be conducting a full blown test in a Year 2000 environment in October, 1998, after which it expected to be able to confirm that it is Year 2000 compliant; that it had been examined by the New York State Banking Department and been found to have made satisfactory progress on its Year 2000 plan; and that it had also made the appropriate filing with the SEC in accordance with Rule 17Ad-18. The Company's farm management company reported that it believed its computers were ready to handle the Year 2000 turnover and that the bank where the farm account is located had reported that 100% of all its internally developed, mission critical applications (including checking, savings, CDs and loans) had been corrected, successfully tested and put into use. Finally, the Company's accountant reported that it was reviewing the guidelines and recommended policies established by the American Institute of Certified Public Accountants and addressing specific concerns through a firmwide upgrade of computer systems and financial software which would be tested after installation of the upgrades was completed in 1999. The Company requested compliance updates from its service providers in June, 1999, and has received satisfactory responses to such requests.

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

                           None

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



                                             THE ST. LAWRENCE SEAWAY CORPORATION
                                             Registrant

                                             /s/ Daniel L. Nir
Date: 11/12/99                               -----------------------------------
                                             Daniel L. Nir
                                             President and Treasurer
                                             (Chief Financial Officer)



Date:  11/12/99                              /s/ Jack C. Brown
                                             -----------------------------------
                                             Jack C. Brown
                                             Secretary