Form 10-Q
period 1999-12-31
ST LAWRENCE SEAWAY CORP
filed 2000-02-14
CIK 86264

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   -----------
                                    FORM 10-Q
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                            Commission File No.
December 31, 1999                                                  0-2040
-----------------                                            -------------------

                       THE ST. LAWRENCE SEAWAY CORPORATION
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)


     INDIANA                                                  35-1038443
     -------                                                  ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


818 Chamber of Commerce Building
320 N. Meridian Street
Indianapolis, Indiana                                              46204
----------------------------------------                           -----
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

                        Yes   X                  No
                            -----                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class                                       Outstanding at February 2, 2000
     -----                                       -------------------------------
Common Stock, $1.00 par value                                393,735

================================================================================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Balance Sheets - December 31, 1999 (UNAUDITED) and March 31, 1999.............3

Statements of Income - Three months ended December 31, 1999 and 1998
   (UNAUDITED)................................................................4

Statements of Income - Nine months ended December 31, 1999 and 1998
   (UNAUDITED)................................................................5

Statements of Cash Flows - Nine months ended December 31, 1999 and
   1998 (UNAUDITED)...........................................................6

Notes to Financial Statements - December 31, 1999..................... ......7-8

Management's Discussion and Analysis of Financial Condition and
   Results of Operations....................................................9-10

PART II.  OTHER INFORMATION..................................................11
---------------------------

Signatures...................................................................12

Exhibit (27).................................................................13

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                DECEMBER 31, 1999 (UNAUDITED) AND MARCH 31, 1999



                                                                         (Unaudited)
                                                                         DECEMBER 31,         MARCH 31,
                                                                             1999               1999
                                                                       ================================
                                     ASSETS
Current assets:
     Cash and cash equivalents                                          $   1,015,425         1,031,389
     Interest and other receivables                                                 0            10,731
     Prepaid items                                                                762             1,202
     Deferred income taxes/tax benefits                                         5,999             2,014
                                                                       --------------------------------
Total Current Assets                                                        1,022,186         1,045,336

Land                                                                          118,913           118,913
Property and equipment                                                              0             1,111
                                                                       --------------------------------
Total Assets                                                            $   1,141,099         1,165,360
                                                                       ================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Payroll taxes withheld and accrued                                             0                 0
     Accounts payable & other                                          $       19,885            13,798
     Deferred Income                                                                0             8,208
     Federal & state taxes payable                                                440                 0
                                                                       --------------------------------
Total Current Liabilities                                                      20,324            22,006

Shareholders' equity:
     Common stock, par value $1,
       4,000,000 authorized, 393,735 issued
       and outstanding at the respective dates                                393,735           393,735
     Additional paid-in capital                                               377,252           377,252
     Retained earnings                                                        349,778           372,367
                                                                       --------------------------------
Total Shareholders' Equity                                                  1,120,775         1,143,354
                                                                       --------------------------------
Total Liabilities and Shareholders' Equity                             $    1,141,099         1,165,360
                                                                       ================================


                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                    DECEMBER 31            DECEMBER 31,
                                                                      1999                     1998
                                                                  =====================================

Revenues:
     Farm rentals                                                    $ 2,736                  $  2,736
     Interest and dividends                                           13,052                    13,104
                                                                  -------------------------------------
Total revenues                                                        15,788                    15,840


Operating costs and expenses:
     Farm related operating costs                                         65                       408
     Depreciation                                                        326                       392
     General and administrative                                       28,775                    34,000
                                                                  -------------------------------------
Total operating expenses                                              29,166                    34,800


Income (Loss) before tax provision                                   (13,378)                  (18,960)
     Provision for income taxes/
       (tax benefit)                                                  (1,858)                   (2,713)
                                                                  -------------------------------------
Net income (loss)                                                    (11,520)                  (16,247)
                                                                  =====================================


Per share data:
     Weighted average number
       of common shares outstanding                                  393,735                   393,735
                                                                  -------------------------------------


Primary earnings per share:
  Income (Loss) per share                                             ($0.03)                   ($0.04)
                                                                  =====================================


                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED
                           DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                 DECEMBER 31                 DECEMBER 31,
                                                                    1999                         1998
                                                                =========================================
Revenues:
     Farm rentals                                                 $ 8,208                     $  8,208
     Interest and dividends                                        35,852                       40,058
                                                                ---------------------------------------
Total revenues                                                     44,060                       48,266


Operating costs and expenses:
     Farm related operating costs                                     833                        1,216
     Depreciation                                                   1,111                        1,176
     General and administrative                                    68,240                       84,363
                                                                ---------------------------------------
Total operating expenses                                           70,184                       86,755


Income (Loss) before tax provision                                (26,124)                     (38,489)
     Provision for income taxes/
       (tax benefit)                                               (3,545)                      (5,373)
                                                                ---------------------------------------
Net income (loss)                                                 (22,579)                     (33,116)
                                                                =======================================


Per share data:
     Weighted average number
       of common shares outstanding                               393,735                      393,735
                                                                ---------------------------------------


Primary earnings per share:
  Income (Loss) per share                                         ($0.06)                       ($0.08)
                                                                =======================================


                       THE ST. LAWRENCE SEAWAY CORPORATION
               STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                           DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                  DECEMBER 31,                 DECEMER 31,
                                                                     1999                         1998
                                                                 =========================================
Cash flows from operating activities:
Net income (loss)                                                 $(22,579)                   $(33,116)
Adjustments to reconcile net income to
  net cash from operating activities
  Depreciation                                                       1,111                       1,176
(Increase) Decrease in current assets:
  Interest and other receivables                                    10,730                       1,644
  Prepaid items                                                        440                        (705)
  Deferred income tax                                               (3,985)                     (5,844)
(Decrease) Increase in current liabilities:
  Payroll tax & other                                                    0                      (8,980)
  Deferred Income                                                   (8,208)                          0
  Accounts payable                                                   6,087                     (21,160)
  Income taxes payable                                                 440                         471
                                                                -----------------------------------------
    Net cash from operating activities                             (15,964)                    (66,514)

Cash flows from investing activities:
    Purchase of equipment                                                0                           0
                                                                -----------------------------------------
    Net cash from investing activities                                   0                           0

Cash flows from financing activities:
    Net cash from financing activities                                   0                           0

Net decrease in cash and cash equivalents                          (15,964)                    (66,514)

Cash and cash equivalents, beginning                             1,031,389                   1,105,940
                                                                ----------------------------------------
Cash and cash equivalents, ending                               $1,015,425                   1,039,426
                                                                ========================================

Supplemental disclosures of cash flow information:

  Cash paid for income taxes                                          250                         750
  Cash paid for interest expense                                        0                           0


                       THE ST. LAWRENCE SEAWAY CORPORATION
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1999
                                   (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending December 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1999.

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

Paragon is an independent publicly-owned corporation. However, because Paragon did not have a specific operating business at the time of the distribution, the distribution of the shares was conducted in accordance with Rule 419 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). As a result, the shares, subscription rights, and any shares issueable upon exercise of subscription rights, are being held in escrow and are non-transferable by the holder thereof until after the completion of a business combination with an operating company. The subscription rights will become exercisable at a price to be determined by Paragon's Board of Directors (not to exceed $2.00 per subscription right) once a business combination is identified and described in a post-effective amendment to Paragon's Registration Statement. While held in escrow, the shares may not be traded or transferred, and the net proceeds from the exercise of subscription rights will remain in escrow subject to release upon consummation of a business combination. There is no current public trading market for the shares and none is expected to develop, if at all, until after the consummation of a business combination and the release of shares from escrow. In addition, because more than eighteen months have expired since
Paragon's Registration Statement on Form S-1 was declared effective, it is possible that Rule 419 will prohibit the distribution, or require an additional or new registration statement to be filed and approved. The Company is not involved in Paragon's operations or filings, and has provided the following information solely based on information made know to it by representatives of Paragon.

                       THE ST. LAWRENCE SEAWAY CORPORATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- Three months ended December 31, 1999 as compared to three months ended December 31, 1998.

Interest and dividend income decreased slightly to $13,052 in the three months ended December 31, 1999, from $13,104 in the three months ended December 31, 1998. This decrease is a result of slightly lower available cash investments.

Farm rental revenue remained unchanged in the three months ended December 31, 1999 from those in the three months ended December 31, 1998.

General and administrative expenses decreased to $28,775 in the three months ended December 31, 1999 from $34,000 in the three-months ended December 31, 1998. This decrease reflects significant savings realized on professional fees and on employee salaries and general office expenses.

As a result of the above items, the Company had a loss of $13,378 before taxes in the three months ended December 31, 1999, as compared to a loss of $18,960 before taxes in the three months ended December 31, 1998.

Federal and state income tax benefits of $1,858 were applicable in the three months ended December 31, 1999 as compared to federal and state income tax benefits of $2,713 in the three months ended December 31, 1998.

RESULTS OF OPERATIONS - Nine months ended December 31, 1999, compared to nine months ended December 31, 1998.

Interest and dividend income decreased to $35,852 in the nine months ended December 31, 1999, from $40,058 in the same period ended December 31, 1998. The decrease is a result of slightly lower interest rates received on slightly lower available cash investments.

Farm rental revenues remained unchanged in the nine months ended December 31, 1999 from those in the nine months ended December 31, 1998.

General and administrative expenses decreased to $68,240 in the nine months ended December 31, 1999, from $84,363 in the nine months ended December 31, 1998. This decrease was principally due to decreases in professional fees paid to the Company's accountants and legal counsel, and decreases in employment compensation, taxes and related expenses, all as illustrated by the following comparison table:

                                NINE MONTH ENDED
                                   DECEMBER 31

                                                         1999            1998
                                                         ----            ----
Executive Compensation, Management Fees,
  Salaries, and Employee Benefits                      $15,728          $21,472

Office Rent and Company Operations
  (including Farm Operations)                          $13,091          $14,187
Stock Services, Proxy, Annual Meeting, and
  SEC Report Compliance                                $12,295          $11,174
Professional Fees (accounting & legal)                 $26,184          $34,801
Payroll, excise and other  taxes                       $ 1,479          $ 3,112


As a result of the above items the Company incurred a loss before provision for income taxes of $26,124 in the nine months ended December 31, 1999 as compared to a loss before provision for income taxes of $38,489 in the comparable period a year earlier.

Federal and state income tax benefits of $3,545 were applicable in the nine months ended December 31, 1999 as compared to federal and state income benefits of $5,373 that were applicable in the nine months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had net working capital of $1,001,862 the major portion of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.

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

YEAR 2000

Through January 31, 2000, the Company had not experienced any difficulties with its management and information systems in connection with the turnover from 1999 to 2000. In addition, no Y2K problems have been experienced by the Company directly or indirectly with respect to its significant service providers; including the Company's Farm Management Company, stock transfer agent, landlord and certified public accountants.

OUTLOOK

This Form 10-Q contains statements which are not historical facts, but are forward-looking statements which are subject to risks, uncertainties and unforeseen factors that could affect the Company's ability to accomplish its strategic objectives with respect to acquisitions and developing new business opportunities, as well as its operations and actual results. All forward-looking statements contained herein, reflect Management's analysis only as of the date of the filing of this Report. Except as may be required by law, the Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents which the Company files from time to time with the Securities and Exchange Commission.

                       THE ST. LAWRENCE SEAWAY CORPORATION

PART II.  OTHER INFORMATION

            Item 1.        LEGAL PROCEEDING - Not Applicable

            Item 2.        CHANGES IN SECURITIES - Not Applicable

            Item 3.        DEFAULTS UPON SENIOR SECURITIES - Not Applicable

            Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


  (a)  The Company held its Annual Meeting of Stockholders on December 15, 1999.

  (b)  Not applicable.

  (c) At the stockholders meeting, the Company's nominees for director were elected by the following votes:

            NOMINEE                    VOTES IN FAVOR          VOTES TO WITHHOLD
            -------                    --------------               AUTHORITY
                                                                    ---------

       Joel M. Greenblatt                 222,102                      1,385

       Daniel L. Nir                      222,102                      1,385

       Jack C. Brown                      221,819                      1,668

       Edward B. Grier III                222,102                      1,385



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


                                                      THE ST. LAWRENCE SEAWAY
                                                      CORPORATION
                                                      Registrant


                                                      /s/Daniel L. Nir
Date: 2/11/00                                         --------------------------
                                                      Daniel L. Nir
                                                      President and Treasurer
                                                      (Chief Financial Officer)



Date: 2/11/00                                         /s/Jack C. Brown
                                                      --------------------------
                                                      Jack C. Brown
                                                      Secretary