Form 10-K
period 2000-03-31
ST LAWRENCE SEAWAY CORP
filed 2000-06-29
CIK 86264

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 0-2040

                       THE ST. LAWRENCE SEAWAY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Indiana                                   35-1038443
           ---------                                 ------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of corporation or organization)

    320 N. Meridian St., Suite 818                                46204
        Indianapolis, Indiana                                    -------
   --------------------------------                             (Zip Code)
(Address of principal executive offices)

                                 (317) 639-5292
                                ----------------
               (Registrant's telephone number including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                            NAME OF EXCHANGE ON
     TITLE OF EACH CLASS                                     WHICH REGISTERED
Common Stock, par value $1.00 per share                            None

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

The aggregate market value of Common stock held by non-affiliates of the registrant as of June 15, 2000 was approximately $718,843.

The number of shares of Common Stock of the registrant outstanding as of June 15, 2000 was 393,735.

================================================================================

                       THE ST. LAWRENCE SEAWAY CORPORATION

                                     PART I

ITEM 1 - BUSINESS


    RECENT DEVELOPMENTS

    On February 23, 2000, The St. Lawrence Seaway Corporation (herein "St. Lawrence" or the "Company") conducted a real estate auction and entered into definitive purchase and sale agreements with seven non-affiliated, individual purchasers for the sale of all of the Company's remaining agricultural real estate in Northern Indiana. The real estate was sold at auction for an aggregate gross sales price of $567,500. At closing, an aggregate $13,225 price reduction was made due to acreage corrections revealed by the survey delivered at closing and due to deletion from the sale property of an electrical substation not owned by the Company . All sales were closed as of June 14, 2000, and net proceeds of $506,510 were delivered to the Company as of that date.

    The Company had devoted the Northern Indiana property to farming activities under a cash lease method. The property was leased to farmers who were directly responsible for the operation thereof and who paid the Company a rental fee covering a ten-month period of use of the property. The Company generally received such rental payments at the beginning of a planting season. The Company was responsible for real estate taxes, insurance, and minor expenses. As a result of the sale of the property and termination of the farm tenant agreements prior to the calendar year 2000 planting season, the Company will not realize any farm rental income in the fiscal year ending March 31, 2001. Farm rental income for the fiscal year covered by this 10-K report was not significantly affected.


    DESCRIPTION OF  CURRENT BUSINESS

    With the sale of the Schleman Farm, the Company is no longer actively engaged in an operating business. The Company is currently engaged in evaluating alternatives that may be in the best interest of shareholders, including continuing its evaluating of operating businesses for acquisition, merger or investment, commencement of a new operating business, or distribution of all or part of its capital to shareholders. Pending any such transaction, the Company will continue its practice of maintaining its cash assets in relatively liquid interest/dividend bearing money market investments. Eventually such assets may be used for an acquisition or for a partial payment of an acquisition or for the commencement of a new business.

    OTHER ACTIVITIES DURING FISCAL YEAR 2000

    During the fiscal year ended March 31, 2000, St. Lawrence was still the record owner of one parcel of agricultural real estate in Northern Indiana comprising approximately 195 acres. This real estate, known as Schleman Farm, was primarily devoted to farming activities under the cash lease method of operation. The cash lease method of operation involves the leasing of the property to farmers who are directly responsible for the operation of the Farm and who paid St. Lawrence a rental fee covering a ten-month period for the use of the property for farming and related activities. St. Lawrence generally received these rental payments at one time or in semi-annual installments. Real estate taxes and other minor expenses, such as insurance, were the responsibility of St. Lawrence in some instances.

    St. Lawrence  engaged the services of a farm management  company,  Halderman
Farm Management Service, Inc., of Wabash, Indiana ("Halderman"). Under the current contract, Halderman managed, and was responsible for the negotiation of all leases, tenant contracts, and general operations and programs of the Schleman Farm. Halderman was compensated on a quarterly per-acre fee basis. It had managed the current and former farm properties of the Company for more than ten years.

    Halderman assisted the Company with the auction of the Schleman Farm and received a 5% commission on the sale thereof, as well as a co-broker's fee on the sale of one parcel. Advertising expenses for the auction paid by Halderman were reimbursed thereto by the Company from the proceeds of the sale of the property.

     DISTRIBUTION OF SHARES OF PARAGON ACQUISITION COMPANY, INC.

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

Paragon is an independent publicly-owned corporation. However, because Paragon does not have a specific operating business in accordance with Rule 419 promulgated under the Securities Act of 1933, as amended (the "Securities Act") the shares, subscription rights, and any shares issuable upon exercise of subscription rights, are held in escrow and are non-transferable by the holder thereof. There is no current public trading market for the shares and none is expected to develop, if at all, until after the consummation of a business combination and the release of shares from escrow. In addition, even if Paragon were to acquire an operating business it is expected that no distribution of the shares may be made until a new Registration Statement under the Securities Act is filed and declared effective. The Company is not aware of any current plans by Paragon to acquire an operating business, is not involved in Paragon's operations or filings, and has provided the preceding information solely based on information made know to it by representatives of Paragon.


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

    SEASONALITY

    Although farm operations are generally conducted during the summer months, St. Lawrence received the majority of its rental and other payments based upon a definitive schedule and therefore seasonal or weather factors generally did not have an effect on the revenues of the Company.

    EMPLOYEES

    The Company has no employees at this time. Mr. Jack C. Brown, Secretary of St. Lawrence receives a monthly fee of $500 for administrative services that he renders to the Company. Such fee is paid pursuant to a month to month arrangement. Secretarial and bookkeeping services are provided to the Company by an employee of a management company with whom the Company shares office space.

ITEM 2 - PROPERTIES

    At March 31, 2000, the Company owned one parcel of agricultural real estate in Porter County, Indiana comprising approximately 195 acres and known as Schleman Farm. As discussed above, this parcel was auctioned for sale on February 23, 2000 and finally sold as of June 14, 2000. Only a portion of the property was suitable for farming purposes. The balance was wooded and from time-to-time was suitable to some extent for timber harvesting operations. In the past, St. Lawrence had harvested excess timber from its various properties. Such timber harvesting occurred at intermittent times and there were no assurances that there would be timber activities at Schleman Farm in the future.

ITEM 3 - LEGAL PROCEEDINGS

    St. Lawrence is not a party to nor is any of its property the subject of any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    MARKET INFORMATION

    The Company's common stock is not currently listed for trading on any exchange. The following table sets forth the high and low closing price for each quarterly period during the fiscal years 2000 and 1999, as reported by Bloomberg and the National Quotation Bureau, Inc. from the pink sheets and the OTC Bulletin Board. Such price data reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



     FISCAL YEAR              QUARTER               HIGH                LOW
     -----------              -------               ----                ---
         2000                  First               $2.375              $1.9375
                               Second              $2.00               $1.875
                               Third               $2.75               $2.00
                               Fourth              $2.75               $2.50
         1999                  First               $2.875              $2.75
                               Second              $2.75               $2.375
                               Third               $2.50               $2.25
                               Fourth              $2.50               $1.875

    DIVIDENDS

      It is the present policy of the Board of Directors of St. Lawrence to retain earnings, if any, to finance the future expansiopn of the Company. No cash dividends were paid this year and no cash dividends are expected to be paid in the future.

   NUMBER OF STOCKHOLDERS

      As of June 15, 2000, there were approximately 1,263 holders of record of the Company's Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                              YEARS ENDED MARCH 31,

The following table sets forth selected financial information with respect to the Company for the five fiscal years ended March 31, 2000. Certain information with respect to the fiscal years ended March 31, 1996 has been restated. All information set forth in the following table should be read in connection with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in conjunction with the Company's audited Financial Statements and Notes thereto appearing elsewhere in this Report.

                             2000        1999        1998       1997       1996
                             ----        ----        ----       ----       ----

REVENUES:
Interest & Dividends        49,244      51,069      56,704     54,545     59,858
Farm Rentals & Sales         8,208       9,120       9,120      9,120      9,120
Gain on Sale of Farm
   Properties, net               0*          0           0          0          0

Other                            0           0           0          0          0
                            ------      ------      ------    -------    -------
Total                       57,452      60,189      65,824     63,665     68,978
                            ------      ------      ------    -------    -------

COSTS & EXPENSES:
----------------

Farm Related                   833       1,613       1,734      2,056      1,243
General and                 88,034     102,102     112,092    105,220    141,748
  Administrative
Consulting                   6,000       6,000       6,000      6,000     44,400
Depreciation                 1,111       1,568       1,568      1,568      1,438
                             -----     -------     -------    -------    -------
Total                       95,978     111,283     121,394    114,844    188,829


*Approximate Net Gain on Sale of Schleman Farm (which was consummated subsequent to fiscal year end) is $387,597.

                              2000           1999           1998           1997           1996
                              ----           ----           ----           ----           ----
Income (Loss) Before
     Income Taxes           (38,526)       (51,094)       (55,570)       (51,179)      (119,851)
Income Tax
     Expense (Benefit)          573            690            787            965            735
                                ---            ---            ---            ---            ---
     Net Income (Loss)      (39,099)       (51,784)       (56,357)       (52,144)      (120,586)
Income (Loss) per
     Common Share             (0.10)         (0.13)         (0.14)         (0.13)         (0.31)
                              ------         ------         ------         ------         ------
Weighted Average Number
   of Common Shares
   Outstanding              393,735        393,735        393,735        393,735        393,735


                              2000           1999           1998           1997           1996
                              ----           ----           ----           ----           ----
BALANCE SHEET DATA:

Total Assets              1,123,040      1,165,360      1,231,852      1,293,467      1,370,874
Total Liabilities            18,785         22,006         36,714         41,972         62,094
Shareholders' Equity      1,104,255      1,143,354      1,195,138      1,251,495      1,308,780


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    RESULTS OF OPERATIONS

      YEAR ENDED MARCH 31, 2000, AS COMPARED TO YEAR ENDED MARCH 31, 1999.

    Interest and dividend income decreased to $49,244 in the year ended March 31, 2000, from $51,069 in the previous year. The decrease is a result of lower interest rates received and fewer dollars invested in the year ended March 31, 2000.

    Farm rental revenues decreased to $8,208 in the fiscal year ended March 31, 2000, from $9,120 in the previous year. The decrease is due solely to the termination during the fiscal year of the existing farm tenant agreement as a result of the sale of the Schleman Farm.


    General and administrative expenses decreased to $88,034 in the year ended March 31, 2000 from $102,102 in the year ended March 31, 1999 principally due to reduced employee compensation and reduced legal and other professional expenses currently recognized in the Company's Statement of Income as of March 31, 2000. The following table summarizes the significant components of these expenses, and presents a comparison of such components for the years ended March 31, 2000 and March 31, 1999:


                                                       YEAR ENDED MARCH 31,

                                                     2000                  1999
                                                     ----                  ----

Executive Compensation, Management Fees            $20,762               $27,926
    Salaries and  Employee Benefits
Office Rent and Operations                          16,665                16,224
Stock Services, Proxy, Annual Meeting and           17,609                13,645
    SEC Report Compliance
Professional Fees (accounting & legal)              37,866                45,576
Payroll, excise and other taxes                      1,132                 3,165



    The Company had a loss of $38,526 before taxes in the year ended March 31, 2000, as compared to a loss of $51,784 before taxes in the year ended March 31, 1999.

    The income tax paid in the current year was $573. An income tax of $690 was paid in the year ended March 31, 1999.

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

    General and administrative expenses decreased to $102,102 in the year ended March 31, 1999 from $112,092 in the year ended March 31, 1998 principally due to decreases in professional fees paid to the Company's accountants and legal counsel, and decreases in employee salaries and stock transfer and annual meeting expenses, all as illustrated by the following comparison table:


                                                       YEAR ENDED MARCH 31,

                                                      1999              1998
                                                      ----              ----
Executive Compensation, Management Fees,
    Salaries and Employee Benefits                  $27,926           $33,128
Office Rent and Operations                           16,224            14,650
Stock Services, Proxy, Annual Meeting and
    SEC Report Compliance             13,645         18,114
Professional Fees (accounting & legal)               45,576            49,496
Payroll, excise and other taxes                       3,175             2,654


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

    LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had net working capital of $985,342, the major portion of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.

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

    YEAR 2000

         Through June 15, 2000, the Company had not experienced any difficulties with its management and information systems in connection with the turnover from 1999 to 2000. In addition, no Y2K problems have been experienced by the Company directly or indirectly with respect to its significant service providers; including the Company's Farm Management Company, stock transfer agent, landlord and certified public accountants.

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

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth in the following table are the names and ages of all persons who were members of the Board of Directors of the Company at March 31, 2000, all positions and offices with the Company held by such persons, their business experience, the period during which they have served as members of the board of directors and other directorships held by them.

                                               Business
                                               Experience
Directors/Position             Director        During Last             Other
In Company           Age       Since           Five Years          Directorships
---------------      ---       ----------      ----------          -------------
Jack C. Brown          81          1959      Attorney at Law                None
Secretary                                    Indianapolis,
                                             Indiana
                                             since 1945.

Joel M. Greenblatt     42           1993     Managing Partner               None
Chairman of the                              of Gotham
Board                                        Capital III L.P.
                                             ("Gotham") and its
                                             predecessors since
                                             1985 Gotham is a
                                             private investment
                                             partnership which
                                             owns securities,
                                             equity interests,
                                             distressed debt,
                                             trade claims and
                                             bonds, derivatives,
                                             and options and
                                             warrants  of issuers
                                             engaged in a variety
                                             of businesses.

Daniel L. Nir          39           1993     Manager of Gracie Capital,     None
President and                                L.P. since December, 1998,
Treasurer                                    Manager of Sargeant Capital
                                             Ventures, LLC
                                             since December, 1997;
                                             Managing Partner of
                                             Gotham Capital III, L.P.,
                                             prior thereto.

Edward B. Grier        42      1993      Partner of Gracie Capital, L.P.    None
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

    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to the Company during the fiscal year ended March 31, 2000 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2000, no director, officer or beneficial owner of more than 10% of the Company's equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal years ended March 31, 2000 and March 31, 1999.

ITEM 11 - EXECUTIVE COMPENSATION

    Except as noted below, neither the Company's Chief Executive Officer nor any other executive officers of the Company (collectively the "Named Executives") received salary, bonus or other annual compensation for rendering services to the Company during the fiscal years ended March 31, 2000, March 31, 1999, and March 31, 1998.

    During the fiscal years ended March 31, 1995 and March 31, 1996, pursuant to an Agreement dated as of September 30, 1993 between Bernard Zimmerman & Co., Inc. and the Windward Group, L.L.C., principal stockholder of the Company, Bernard Zimmerman & Co. was paid an aggregate $36,000 for services provided for the benefit of the Company. All such payments were made by the Windward Group, L.L.C. on behalf of the Company. They were recognized as an expense by the Company and treated as a contribution of capital by Windward to the Company. No such payments were made during the fiscal year ended March 31, 1998, March 31, 1999 or March 31, 2000.

    During each of the three fiscal years ended March 31, 1998, March 31, 1999 and March 31, 2000, the Company paid to Jack C. Brown, Secretary and a Director, a monthly fee of $500 for administrative services that he renders to the Company. Such fee is on a month to month arrangement.

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

    OPTION/SAR GRANTS IN FISCAL YEAR ENDED MARCH 31, 2000

    No options or Stock appreciation rights were granted in the fiscal year ended March 31, 2000.

    AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED MARCH 31, 2000 AND FISCAL YEAR-END OPTION/SAR VALUES

    The Company has a stock option plan originally adopted by the Shareholders on June 12, 1978, and revised and approved by the Shareholders on June 13, 1983, September 21, 1987 and August 28, 1992. The Company currently has one outstanding Stock Option Agreement entered into pursuant to the Plan. The options granted thereunder expires on September 21, 2002. The following table summarizes options exercised during fiscal year 2000 and presents the value of unexercised options held by the Named Executives at fiscal year end. There are currently no outstanding stock appreciation rights.

                                                                                        Value of Unexercised
                                                      Number of Unexercised                 In-The Money
                       Shares                             Options/SAR's                     Options/SAR's
                       Acquired       Value           At Fiscal Year-End                At Fiscal Year-End
                       On Exercise    Realized        (#)              (#)              ($)        ($)
Name                       #           ($)         Exercisable  Unexercisable      Exercisable  Unexercisable
----                   --------------------       ------------  -------------      -----------  -------------
Joel M. Greenblatt        0             0            0                0                0            0

Daniel L. Nir             0             0            0                0                0            0

Edward B. Grier, III      0             0            0                0                0            0

Jack C. Brown             0             0            15,000           0                45,000       0


    LONG-TERM INCENTIVE PLANS - AWARDS IN FISCAL YEAR ENDED MARCH 31, 2000

Not applicable.

    COMPENSATION OF DIRECTORS

The By-laws of the Company provide for Directors to receive a fee of $100 for each meeting of the Board of Directors which they attend plus reimbursement for reasonable travel expense. The Company paid $100 to Jack Brown for attendance at the annual meeting of Stockholders. No other fees were paid to Directors for meetings in fiscal year 2000.

As discussed above, during the fiscal year ended March 31, 2000, the Company paid Jack C. Brown, Secretary and a Director, a monthly fee of $500 for administrative services that he renders to the Company.

    COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

The Board of Directors does not have any standing audit, nominating or compensation committees or any other committees performing similar functions. Therefore, there are no relationships or transactions involving members of the Compensation Committee during the fiscal year ended March 31, 2000 required to be reported pursuant to Item 402(j) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 15, 2000 the beneficial share ownership of all beneficial owners of 5% or more of the Company's securities, all directors and executive officers of the Company owning securities, and of all officers and directors as a group.

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
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753


[FN]
    (1)Includes 100,000 Shares subject to a currently exercisable Stock Warrant issued to the Windward Group L.L.C. pursuant to a Warrant Agreement dated September 24, 1986, and amended on July 6, 1992, August 28, 1992 and September 15, 1997.

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

                                        Amount and
                                        Nature of
Beneficial                              Beneficial                     Percent
Owner                                   Ownership                      of Class
----------                              ----------                    ----------
All directors and
 officers as a group                     170,456                          33.5%
(4 persons)

Kevin J. and Dianne M. Bay                20,500(4)                        5.2%
W288 S290 Elmhurst Drive
Waukesha, WI 53188

---------------------
*Less than 1%


No other person or group has reported that it is the beneficial owner of more than 5% of the outstanding Common Stock of the Company.











[FN]
---------------------
    (4)Kevin J. Bay and Dianne M. Bay are husband and wife. The Bays own 18,000 shares of Common Stock of the Company, in a joint account. Each of Mr. and Mrs. Bay also own 600 and 1,900 additional shares, respectively, in individual accounts, as reported in a Schedule 13D filed with the SEC and the Company on January 19, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.



                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements:                                               Page No.


    Independent Auditor's Report                                           20
    Balance Sheets                                                         21
    Statements of Income                                                   22
    Statement of Shareholders' Equity                                      23
    Statements of Cash Flow                                                24

    Notes to Financial Statements                                          25-28

    Financial Schedules:

    X -        Supplementary Income Statement                              29
               Information

Schedules other than those listed above are omitted for the reason that they are not required or not appropriate or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

          A Form 8-K was filed by the Company on March 6, 2000, with respect to the auction and sale of Schleman Farm.

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

                  (iv) Airport Farm Property Option and Sale Agreement, dated March 25, 1993. (Incorporated by reference to Form 10-K for the Fiscal Year ended March 31, 1993 ("the 1993 10-K").

                  (v) Amendment No. 1 to Stock Option Agreement between The St. Lawrence Seaway Corporation and Jack C. Brown dated August 28, 1992. (Incorporated by reference to the 1993 10-K.))

                     (v)(a) Amendment to Stock Option Agreement dated September 15, 1997 -- (Incorporated by reference to Form 10-K for the fiscal year ended March 31, 1998 (the "1998 10-K."))

                  (vi) Amendment No. 1 to Stock Option Agreement between The St. Lawrence Seaway Corporation and Albert Friedman dated August 28, 1992. (Incorporated by reference to the 1993 10-K.)

                  (vii) Amendment No. 1 to the Warrant issued to Bernard Zimmerman & Co. Inc. dated August 28, 1992. (Incorporated by reference to the 1993 10-K).

                     (vii)(a) Amendment No. 2 to Common Stock Purchase Warrant, dated September 15, 1997 -- (Incorporated by reference to the 1998 10-K.)

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

           (27)   Financial Data Schedule -- Filed herewith.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (who included a majority of the Board of Directors) on behalf of the registrant and in the capacities indicated on June 29, 2000.

    Signatures                     Title                              Date


/s/ Daniel L. Nir                  President, Treasurer            June 29, 2000
-----------------------            and Director
Daniel L. Nir
(Principal Financial
Officer)



/s/ Joel M. Greenblatt             Chairman of the Board,          June 29, 2000
----------------------             and Director
Joel M. Greenblatt
(Principal Executive
Officer)


/s/ Jack C. Brown                  Secretary and Director          June 29, 2000
-----------------------
Jack C. Brown



/s/ Edward B. Grier III            Director                        June 29, 2000
-----------------------
Edward B. Grier III

SALLEE & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
Board of Directors
The St. Lawrence Seaway Corporation
Indianapolis, Indiana

                         REPORT OF INDEPENDENT AUDITORS


We have audited the accompanying balance sheets of THE ST. LAWRENCE SEAWAY CORPORATION as of March 31, 2000 and 1999, and the related statements of income, shareholders equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The ST. LAWRENCE SEAWAY CORPORATION as of March 31, 2000 and 1999, and the results of its operations and its case flows for each of the three years in the period ended March 31, 2000 in conformity with generally accepted accounting principles.

May 16, 2000
                                                   /s/ Sallee & Company, Inc.


       1509 J STREET, P.O. BOX 1148, BEDFORD, INDIANA 47421, 812-275-4444
                               (FAX) 812-275-3300

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS
                             MARCH 31, 2000 AND 1999

ASSETS                                                                    2000                   1999
------                                                                    ----                   ----
Current Assets:
         Cash and cash equivalents                                     $   999,649          $ 1,031,389
         Interest and other receivables                                      2,037               10,731
         Prepaid items                                                       2,441                3,216

                  Total Current Assets                                 $ 1,004,127          $ 1,045,336

Property and fixed assets:
         Land                                                              118,913          $   118,913
         Property & equipment, net                                               0
                                                                       -----------
1,111
                  Total Assets                                         $ 1,123,040          $ 1,165,360
                                                                       ===========          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Accounts payable & other                                           18,785          $    13,798
         Deferred income                                                         0                8,208
                                                                       -----------          -----------
                  Total Liabilities                                    $    18,785          $    22,006
                                                                       ===========          ===========

Shareholders' Equity:
         Common stock, par value $1
          4,000,000 authorized, 393,735 issued
          and outstanding at the respective dates                          393,735         $    393,735
         Additional paid-in capital                                        377,252              377,252
         Retained earnings                                                 333,268              372,367
                                                                       -----------         ------------
         Total Shareholders' Equity                                    $ 1,104,255         $  1,143,354
                                                                       -----------         ------------
Total Liabilities and Shareholders' Equity                             $ 1,123,040         $  1,165,360
                                                                       ===========         ============

   The accompanying notes are an integral part of these financial statements.

                       THE ST. LAWRENCE SEAWAY CORPORATION
                              STATEMENTS OF INCOME

                                                                     YEARS ENDED MARCH 31,

                                                              2000              1999             1998
                                                              ----              ----             ----
Revenues:
         Farm rentals                                        $    8,208      $    9,120       $    9,120
         Interest and dividends                                  49,244          51,069           56,704
                                                             ----------      ----------       ----------
         Total Revenues                                      $   57,452      $   60,189       $   65,824


Operating Costs and Expenses:
         Farm related operating costs                               833      $    1,613       $    1,734
         Depreciation                                             1,111           1,568            1,568
         Consulting fees-Note 3                                   6,000           6,000            6,000
         General and administrative expenses                     88,034         102,102          112,092
                                                             ----------      ----------       ----------
         Total Operating Expenses                            $   95,978      $  111,283       $  121,394



Income (Loss) before income taxes                               (38,526)        (51,094)         (55,570)

Income Taxes/(Tax Benefit)                                          573             690              787
                                                             ----------      ----------       ----------
Net Income (Loss)                                            $  (39,099)     $  (51,784)         (56,357)


Per Share Data:
         Weighted average number of
         common shares outstanding                              393,735         393,735          393,735
                                                             ----------      ----------       ----------


Basic earnings per common
and common equivalent shares                                 $    (0.10)     $    (0.13)      $    (0.14)
                                                             ===========     ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                       THE ST. LAWRENCE SEAWAY CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                  Accumulated
                                                                                     Other
                                                  Common           Paid-in        Comprehensive      Retained
                                                  Stock            Capital           Income          Earnings
                                                  ------           -------        --------------     --------
Balances at April 1, 1997                        $ 393,735        $ 377,252           $  0          $ 480,508

   Net loss for 1998                                                                                  (56,357)
                                                 ---------        ---------        ----------       ----------
Balances at March 31, 1998                         393,735          377,252              0            424,151

   Net loss for 1999                                                                                  (51,784)
                                                 ---------        ---------        ----------       ----------
Balances at March 31, 1999                         393,735          377,252              0            372,367

   Net loss for 2000                                                                                  (39,099)

Balance at March 31, 2000                        $ 393,735        $ 377,252           $  0          $ 333,268
                                                  ========        =========         ==========      =========



   The accompanying notes are an integral part of these financial statements.

                       THE ST. LAWRENCE SEAWAY CORPORATION
                             STATEMENTS OF CASH FLOW
                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                  2000             1999             1998
                                                                  ----             ----             ----
Cash Flows From Operating Activities:
         Net Income (Loss)                                    $  (39,099)     $  (51,784)      $  (56,357)
         Adjustments to reconcile net income to
            Net cash from operating activities                                     1,568            1,568
            Depreciation                                           1,111
(Increase) Decrease in Current Assets:                                            (9,087)            (122)
         Other receivables                                         8,694
         Prepaid items                                               775            (540)             147
(Decrease) Increase in Current Liabilities:
         Payroll tax & other                                           0            (772)            (872)
         Accounts payable                                         (3,221)        (13,936)          (4,386)
                                                               ----------       ---------       ----------
Net Cash From Operating Activities                               (31,740)        (74,551)         (60,022)

Cash Flows From Investing Activities:
         Purchase of equipment                                         0               0                0
         Proceeds from asset sales                                     0               0                0
                                                               ----------     -----------       ----------
Net Cash from Investing Activities                                     0               0                0


Cash Flows From Financing Activities:
         Purchase of Paragon Stock                                     0               0           (5,141)
                                                               ----------     -----------       ----------
Net Cash From Financing Activities                                     0               0                0
Net Increase in Cash and Cash Equivalents                        (31,740)        (74,551)         (60,022)


Cash and Cash Equivalents, beginning                           1,031,389       1,105.940        1,165,962
                                                              -----------     -----------      -----------
Cash and Cash Equivalents, ending                             $  999,649      $1,031,389       $1,105,940
                                                              ===========     ===========      ===========

Supplemental Disclosures of Cash Flow Information:
         Cash paid for income taxes                                 500           1,000               960
         Cash paid for interest expenses                              0               0                 0



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

EARNINGS PER SHARE:

Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128 "Earnings Per Share" ("SFAS 128"). In accordance with the provisions for this statement, basic earnings per share is computed based on the weighted average number of common shares outstanding during the period and excludes any potential dilution. Diluted earnings per share reflects potential dilution from the exercise of options or warrants into common shares. Due to the antidilutive nature of the Company's current stock option and warrant issued, no diluted earnings per share is presented in these financial statements. The adoption of this statement had no effect on previously reported earnings per share data.

INCOME TAXES:

Income taxes are provided for using the liability method, under which deferred tax assets and liabilities are recorded based on differences between the financial accounting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured based on the currently enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized. The actual current tax liability be different than the charge against earnings due to the effect of cash rents received in advance. No material deferred tax benefits or liabilities exist as of the dates of the balance sheets.

                       THE ST. LAWRENCE SEAWAY CORPORATION


RECLASSIFICATION:

The 1999 and 1998 financial statements have been reclassified, where necessary, to conform to the presentation of the 2000 financial statements.


CASH FLOWS:

For purposes of reporting cash flows, cash and cash equivalents include all cash in banks and cash accumulation funds.

DEPRECIATION:

Property and equipment, consisting of small office equipment, is stated at cost. Depreciation is computed using the straight-line method over a five-year estimated useful life. Expenditures for maintenance and repairs that do not extend useful lives are charged to income as incurred. Total accumulated depreciation as of March 31, 2000 and 1999, was $8,717 and $7,606, respectively.

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

ADVERTISING EXPENSE:

Expenses associated with advertising are normally expensed as incurred.

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

                       THE ST. LAWRENCE SEAWAY CORPORATION


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

The Company has 4,000,000 authorized $1 par value common shares. As of March 31, 2000 and 1999, there were 393,735 common shares issued and outstanding.

NOTE 3. RELATED PARTIES

During the fiscal years ending March 31, 2000, 1999 and 1998, the Company paid to Jack C. Brown, Secretary and a Director, an annual administrative fee of $6,000, which was paid monthly in the amount of $500.

NOTE 4. INCOME TAXES

As of March 31, 2000, the Company has loss carryforwards of approximately $335,000 that may be used to offset future taxable income. If not used, the carryforwards will begin to expire in 2012. No tax benefits have been recognized in these financial statements. Provisions for current and deferred federal and state tax liabilities are immaterial to these financial statements.

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

NOTE 6. DISPOSITION OF ASSETS

On February 23, 2000, the Company conducted a real estate auction and entered into definitive sales and purchase agreements with seven non-affiliated individual purchasers to sell all of the land owned by the Company. Approximately 195 acres of agricultural real estate was sold at auction for an aggregate gross sales price of $567,500. In fiscal year ending March 31, 2001 the Company will be subject to tax on the net gain, after related selling expenses, from the sale that exceeds the existing net operating losses of approximately $375,000, plus any additional net operating losses incurred in fiscal year 2001.

The Company devoted the property to farming activities under a cash lease method. The property was leased to farmers who were directly responsible for the operation thereof and who paid the Company a rental fee covering a ten-month period of use of the property. The Company generally received these rental payments at the beginning of the planting season. The Company was responsible for real estate taxes, insurance, and minor expenses. As a result of the sale of the property and termination of the farm tenant agreement prior to the calendar year 2000 planting season, the Company will not realize any farm rental income in the fiscal year ending March 31, 2001.

                                   SCHEDULE X


                       THE ST. LAWRENCE SEAWAY CORPORATION
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998


          COLUMN A                                       COLUMN B
          --------                                       --------
              ITEM                              CHARGED TO COSTS AND EXPENSES

                                                YEARS ENDED MARCH, 31

                                          2000            1999             1998
                                          ----            ----             ----


Maintenance and repairs                  $1,516          $1,677           $1,378

Depreciation and amortization of
 intangible assets, preoperating
 costs and similar deferral              $1,111          $1,568           $1,568

Taxes, other than payroll and
 income taxes                            $1,132          $2,137           $  787

Royalties                                NONE            NONE             NONE
Advertising costs                        NONE            NONE             NONE