Form 10-Q
period 2000-06-30
ST LAWRENCE SEAWAY CORP
filed 2000-08-11
CIK 86264

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                            Commission File No.
-----------------                                            -------------------
 June 30, 2000                                                      0-2040


                       THE ST. LAWRENCE SEAWAY CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           INDIANA                                         35-1038443
           -------                                         ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


818 Chamber of Commerce Building
320 N. Meridian Street
Indianapolis, Indiana                                                 46204
----------------------------------------                           ----------
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

          Class                                     Outstanding at June 30, 2000
          -----                                     ----------------------------
Common Stock, $1.00 par value                                 393,735

================================================================================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE

Balance Sheets - June 30, 2000 (UNAUDITED) and March 31, 2000.................3

Statements of Income - Three months ended June 30, 2000 and 1999
   (UNAUDITED)................................................................4

Statements of Cash Flows - Three months ended June 30, 2000 and
   1999(UNAUDITED)............................................................5

Notes to Financial Statements - June 30, 2000................................6-7

Management's Discussion and Analysis of Financial Condition and
   Results of Operations   ..................................................8-9

PART II.  OTHER INFORMATION...................................................10

Signatures....................................................................11

Exhibit (27)..................................................................12

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                  JUNE 30, 2000 (UNAUDITED) AND MARCH 31, 2000


                                                                         (Unaudited)
                                                                          JUNE 30,          MARCH 31,
                                                                            2000              2000
                                                                         ============================
                                     ASSETS
Current assets:
     Cash and cash equivalents                                           $  1,502,694     $   999,649
     Interest and other receivables                                             2,143           2,037
     Prepaid items                                                              7,649           2,441
                                                                         ----------------------------
Total Current Assets                                                        1,512,486       1,004,127

Land                                                                                0         118,913
                                                                         ----------------------------
Total Assets                                                             $  1,512,486     $ 1,123,040
                                                                         ============================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable & other                                            $     20,655          18,785
     Federal & state taxes payable                                              7,386               0
                                                                         ----------------------------
Total Current Liabilities                                                      28,041          18,785

Shareholders' equity:
     Common stock, par value $1,
       4,000,000 authorized, 393,735 issued
       and outstanding at the respective dates                                393,735         393,735
     Additional paid-in capital                                               377,252         377,252
     Retained earnings                                                        713,458         333,268
                                                                         ----------------------------
Total Shareholders' Equity                                                  1,484,445       1,104,255
                                                                         ----------------------------
Total Liabilities and Shareholders' Equity                               $  1,512,486     $ 1,123,040
                                                                         ============================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                        JUNE 30,            JUNE 30,
                                                                          2000                1999
                                                                      =============================
Revenues:
     Farm rentals                                                      $       0           $  2,736
     Interest and dividends                                               13,820             11,215
     Sale of Land                                                        392,235                  0
                                                                      -----------------------------
Total revenues                                                           406,055             13,951


Operating costs and expenses:
     Farm related operating costs                                              0                399
     Depreciation                                                              0                392
     General and administrative                                           19,052             17,141
                                                                      -----------------------------
Total operating expenses                                                  19,052             19,932


Income (Loss) before tax provision                                       387,003             (3,981)
     Provision for income taxes net of net operating
         loss carryforward/(tax benefit)                                   6,813               (425)
                                                                      ------------------------------
Net income (loss)                                                        380,190             (3,556)
                                                                      ==============================


Per share data:
     Weighted average number
       of common shares outstanding                                      393,735             393,735
                                                                     -------------------------------


Primary earnings per share:
  Income (Loss) per share                                                  $0.97              ($0.01)
                                                                     ================================

                       THE ST. LAWRENCE SEAWAY CORPORATION
               STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                        JUNE 30,             JUNE 30,
                                                                          2000                1999
                                                                    ================================
Cash flows from operating activities:
Net income (loss)                                                       $380,190            $(3,556)
Adjustments to reconcile net income to
  net cash from operating activities
  Gain on Sale of Land                                                  (392,235)                 0
  Depreciation                                                                 0                392
(Increase) Decrease in current assets:
  Interest and other receivables                                            (106)             9,023
  Prepaid items                                                           (5,208)              (690)
  Deferred income tax                                                          0               (426)
(Decrease) Increase in current liabilities:
  Payroll tax & other                                                          0                  0
  Deferred Income                                                              0             (2,736)
  Accounts payable                                                         1,870             (8,842)
  Income taxes payable                                                     7,386                  0
                                                                    --------------------------------
    Net cash from operating activities                                    (8,103)            (5,455)

Cash flows from investing activities:
    Sale of land                                                         511,148                  0
    Purchase of equipment                                                      0                  0
                                                                    --------------------------------
    Net cash from investing activities                                   511,148                  0

Cash flows from financing activities:
                                                                    --------------------------------
    Net cash from financing activities                                         0                  0

Net decrease in cash and cash equivalents                                503,045             (5,455)
Cash and cash equivalents, beginning                                     999,649          1,031,389
                                                                    --------------------------------
Cash and cash equivalents, ending                                     $1,502,694         $1,025,934
                                                                    ================================

Supplemental disclosures of cash flow information:

  Cash paid for income taxes                                               6,649                  0
  Cash paid for interest expense                                               0                  0


                       THE ST. LAWRENCE SEAWAY CORPORATION
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000.

NOTE B--RECLASSIFICATION

     The 1999 financial statements have been reclassified, where necessary, to conform to the presentation of the 2000 financial statements.

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

NOTE E.  DISPOSITION OF ASSETS

    On February 23, 2000, the Company conducted a real estate auction and entered into definitive sales and purchase agreements with seven non-affiliated individual purchasers to sell all of the land owned by the Company. The real estate was sold at auction for an aggregate gross sales price of $567,500. At closing, an aggregate $13,225 price reduction was made due to acreage corrections revealed by the survey delivered at closing and due to deletion from the sale property of an electrical substation not owned by the Company. All sales were closed as of June 14, 2000, and net proceeds of $506,510 were delivered to the Company as of that date. In fiscal year ending March 31, 2001, the Company will be subject to tax on the net gain, after related selling expenses, from the sale that exceeds the existing net operating losses of approximately $375,000, plus any additional net operating losses incurred in fiscal year 2001.

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

                       THE ST. LAWRENCE SEAWAY CORPORATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- Three months ended June 30, 2000 as compared to three months ended June 30, 1999.

Interest and dividend income increased to $13,820 in the three months ended June 30, 2000, from $11,215 in the three months ended June 30, 1999. This increase is a result of a higher amount of dollars invested in the three months ended June 30, 2000.

Farm rental revenue decreased to zero (0) in the three months ended June 30, 2000, from $2,736 in the three months ended June 30, 1999. The decrease is due solely to the termination of the existing farm tenant agreement as a result of the sale of the farm property of the Company to which such agreement relates.

General and administrative expenses increased to $19,052 in the three months ended June 30, 2000 from $17,141 in the three-months ended June 30, 1999, as illustrated by the following table. This increase is largely due to increased professional fees incurred, in part, in connection with the sale of the Schleman Farm.

                               THREE MONTHS ENDED
                                    JUNE 30,
                                                           2000            1999
                                                           ----            ----
Executive Compensation, Management Fees,
  Salaries, and Employee Benefits                        $ 4,388         $ 4,725
Office Rent and Company Operations
  (including Farm Operations)                            $ 3,545         $ 4,756
Stock Services, Proxy, Annual Meeting, and
  SEC Report Compliance                                  $ 1,118         $ 2,392
Professional Fees (accounting & legal)                   $10,000         $ 4,781
Payroll, excise and other  taxes                         $ 6,813         $   652

As a result of the above items the Company received income before provision for income taxes of $387,003 in the three months ended June 30, 2000, as compared to a loss before provision for income taxes of $3,981 in the comparable period a year earlier.

Indiana gross tax of $6,813 was applicable in the three months ended June 30, 2000, as compared to federal and state income tax benefits of $425 that were applicable in the three months ended June 30, 1999. No federal tax provision is applicable in the three months ended June 30, 2000 due to the net operating loss carryforward of approximately $375,000.

LIQUIDITY AND CAPITAL RESOURCES

At  June  30,  2000,   the  Company  had  net  working   capital  of  $1,484,445
substantially all of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.

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

YEAR 2000

Through June 30, 2000, the Company had not experienced any difficulties with its management and information systems in connection with the turnover from 1999 to 2000. In addition, no Y2K problems have been experienced by the Company directly or indirectly with respect to its significant service providers; including the Company's Farm Management Company, stock transfer agent, landlord and certified public accountants.

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

            Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- None

            Item 5.    OTHER INFORMATION - Not Applicable

            Item 6.    EXHIBITS AND REPORTS ON FORM 8-K -

            Item 6(a) Exhibits -

            (27) Financial Data Schedule

            Item 6(b) Reports on Form 8-K -

            No reports on Form 8-K were required to be filed for the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             THE ST. LAWRENCE SEAWAY CORPORATION
                                             -----------------------------------
                                             Registrant


                                             /s/ Daniel L. Nir
Date: 8/11/00                                -----------------------------------
                                             Daniel L. Nir
                                             President and Treasurer
                                             (Chief Financial Officer)



Date: 8/11/00                                /s/Jack C. Brown
                                             -----------------------------------
                                             Jack C. Brown
                                             Secretary