Form 10-Q
period 2000-09-30
ST LAWRENCE SEAWAY CORP
filed 2000-11-13
CIK 86264

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                            Commission File No.
------------------                                           -------------------
September 30, 2000                                                  0-2040


                       THE ST. LAWRENCE SEAWAY CORPORATION
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)



        INDIANA                                          35-1038443
        -------                                          ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



818 Chamber of Commerce Building
320 N. Meridian Street
Indianapolis, Indiana                                              46204
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code    (317) 639-5292
                                                   -------------------

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

          Class                                  Outstanding at November 3, 2000
          -----                                  -------------------------------
Common Stock, $1.00 par value                                393,735

================================================================================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Balance Sheets - September 30, 2000 (UNAUDITED) and March 31, 2000............ 3

Statements of Income - Three months ended September 30, 2000 and 1999
   (UNAUDITED)................................................................ 4

Statements of Income - Six months ended September 30, 2000 and 1999
   (UNAUDITED)................................................................ 5

Statements of Cash Flows - Six months ended September 30, 2000 and
   1999 (UNAUDITED)        ................................................... 6

Notes to Financial Statements - September 30, 2000.......................... 7-8

Management's Discussion and Analysis of Financial Condition and
   Results of Operations   ................................................ 9-11

PART II.  OTHER INFORMATION.................................................. 12

Signatures................................................................... 13

Exhibit (27)................................................................. 14

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                SEPTEMBER 30, 2000 (UNAUDITED) AND MARCH 31, 2000




                                                      (Unaudited)
                                                      SEPTEMBER 30,    MARCH 31,
                                                        2000             2000
                                                      ==========================

                                     ASSETS

Current assets:
     Cash and cash equivalents                        $1,491,260         999,649
     Interest and other receivables                        7,223           2,037
     Prepaid items                                         8,071           2,441
                                                      --------------------------
Total Current Assets                                   1,506,554       1,004,127

Land                                                           0         118,913
                                                      --------------------------
Total Assets                                          $1,506,554       1,123,040
                                                      ==========================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable & other                         $   15,316          18,785
     Federal & state taxes payable                         7,666               0
                                                      --------------------------
Total Current Liabilities                                 22,982          18,785

Shareholders' equity:
     Common stock, par value $1,
       4,000,000 authorized, 393,735 issued
       and outstanding at the respective dates           393,735         393,735
     Additional paid-in capital                          377,252         377,252
     Retained earnings                                   712,585         333,268
                                                      --------------------------
Total Shareholders' Equity                             1,483,572       1,104,255
                                                      --------------------------
Total Liabilities and Shareholders' Equity            $1,506,554       1,123,040
                                                      ==========================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                        2000           1999
                                                   =============================

Revenues:
     Farm rentals                                   $        0            2,736
     Interest and dividends                             23,696           11,585
                                                   ----------------------------
Total revenues                                          23,696           14,321


Operating costs and expenses:
     Farm related operating costs                            0              368
     Depreciation                                            0              392
     General and administrative                         24,289           22,325
                                                   ----------------------------
Total operating expenses                                24,289           23,085


Income (Loss) before tax provision                        (593)          (8,764)
     Provision for income taxes net
     of net operating loss carryforward/
     (tax benefit)                                         280           (1,262)
                                                   -----------------------------
Net income (Loss)                                   $     (873)          (7,502)
                                                   =============================


Per share data:
     Weighted average number
       of common shares outstanding                   393,735           393,735
                                                   ----------------------------


Primary earnings per share:
  Income (Loss) per share                           $       0            ($0.02)
                                                   =============================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                  STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)



                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2000              1999
                                                  ==============================

Revenues:
     Farm rentals                                  $       0          $   5,472
     Interest and dividends                           37,516             22,800
     Sale of Land                                    392,235                  0
                                                  -----------------------------
     Total revenues                                  429,751             28,272


Operating costs and expenses:
     Farm related operating costs                          0                767
     Depreciation                                          0                784
     General and administrative                       43,341             39,466
                                                  -----------------------------
Total operating expenses                              43,341             41,017


Income (Loss) before tax provision                   386,410            (12,745)
     Provision for income taxes net of
     Net operating loss carryforward/
     (tax benefit)                                     7,093             (1,687)
                                                  ------------------------------
Net income (loss)                                   $379,317            (11,058)
                                                  ==============================


Per share data:
     Weighted average number
       of common shares outstanding                  393,735             393,735
                                                  ------------------------------


Primary earnings per share:
  Income (Loss) per share                              $0.95             ($0.03)
                                                  ==============================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)



                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        2000           1999
                                                    ============================

Cash flows from operating activities:
Net income (loss)                                    $  379,317        $(11,050)
Adjustments to reconcile net income to
  net cash from operating activities
  Gain on Sale of Land                                 (392,235)              0
  Depreciation                                                0             784
(Increase) Decrease in current assets:
  Interest and other receivables                         (5,186)          8,904
  Prepaid items                                          (5,630)            680
  Deferred income tax                                         0          (1,951)
(Decrease) Increase in current liabilities:
  Payroll tax & other                                         0               0
  Deferred Income                                             0          (5,472)
  Accounts payable                                       (3,469)         (2,954)
  Income taxes payable                                    7,666             264
                                                   -----------------------------
    Net cash from operating activities                  (19,537)        (10,793)

Cash flows from investing activities:
    Sale of land                                        511,148               0
    Purchase of equipment                               511,148               0
                                                   ----------------------------
    Net cash from investing activities                        0               0

Cash flows from financing activities:

    Net cash from financing activities                        0               0

Net decrease in cash and cash equivalents               491,611         (10,793)
Cash and cash equivalents, beginning                    999,649       1,031,389
                                                   ----------------------------
Cash and cash equivalents, ending                  $  1,491,260       1,020,596
                                                   ============================

Supplemental disclosures of cash flow information:

  Cash paid for income taxes                              8,071               0
  Cash paid for interest expense                              0               0

                       THE ST. LAWRENCE SEAWAY CORPORATION
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

                       THE ST. LAWRENCE SEAWAY CORPORATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

     Interest and dividend income increased to $23,696 in the three months ended September 30, 2000, from $11,585 in the three months ended September 30, 1999. This increase is a result of a higher amount of dollars invested in the three months ended September 30, 2000.

     Farm rental revenue decreased to zero (0) in the three months ended September 30, 2000, from $2,736 in the three months ended September 30, 1999. The decrease is due solely to the termination of the existing farm tenant agreement as a result of the sale of the farm property of the Company to which such agreement relates.

     General and administrative expenses increased to $24,289 in the three months ended September 30, 2000 from $22,325 in the three-months ended September 30, 1999. This increase is largely due to increased professional fees incurred, in part, in connection with the sale of the Schleman Farm.

     As a result of the above items the Company had a loss before provision for income taxes of $593 in the three months ended September 30, 2000, as compared to a loss before provision for income taxes of $8,764 in the comparable period a year earlier.

     Indiana gross tax of $280 was applicable in the three months ended September 30, 2000, as compared to federal and state income tax benefits of $1,262 that were applicable in the three months ended September 30, 1999. No federal tax provision is applicable in the three months ended September 30, 2000 due to the net operating loss carryforward of approximately $375,000.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999

     Interest and dividend income increased to $37,516 in the six months ended September 30, 2000, from $22,800 in the six months ended September 30, 1999. This increase is a result of a higher amount of dollars invested in the three months ended September 30, 2000.

     Farm rental revenue decreased to zero (0) in the six months ended September 30, 2000, from $5,472 in the six months ended September 30, 1999. The decrease is due solely to the termination of the existing farm tenant agreement as a result of the sale of the farm property of the Company to which such agreement relates.

     General and administrative expenses increased to $43,341 in the six months ended September 30, 2000 from $39,466 in the six months ended September 30, 1999, as illustrated by the following table. This increase is largely due to increased professional fees incurred and taxes paid, in part, in connection with the sale of the Schleman Farm.

                                SIX MONTHS ENDED
                                  SEPTEMBER 30,

                                                               2000        1999
Executive Compensation, Management Fees,                       ----        ----
  Salaries, and Employee Benefits                            $ 7,851     $10,119
Office Rent and Company Operations
  (including Farm Operations)                                $ 6,808     $ 9,336
Stock Services, Proxy, Annual Meeting, and
  SEC Report Compliance                                      $ 3,603     $ 4,203
Professional Fees (accounting & legal)                       $25,079     $15,454
Income and other taxes                                       $ 7,093     $ 1,303


     As a result of the above items the Company received income before provision for income taxes of $386,410 in the six months ended September 30, 2000, as compared to a loss before provision for income taxes of $12,745 in the comparable period a year earlier.

     Indiana gross tax of $7,093 was applicable in the six months ended September 30, 2000, as compared to federal and state income tax benefits of $1,687 that were applicable in the six months ended September 30, 1999. No federal tax provision is applicable in the six months ended September 30, 2000 due to the net operating loss carryforward of approximately $375,000.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had net working capital of $1,483,572, substantially all of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.

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

YEAR 2000

     Through September 30, 2000, the Company had not experienced any difficulties with its management and information systems in connection with the turnover from 1999 to 2000. In addition, no Y2K problems have been experienced by the Company directly or indirectly with respect to its significant service providers; including the stock transfer agent, landlord and certified public accountants.

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



                                             THE ST. LAWRENCE SEAWAY CORPORATION
                                             Registrant


                                             /s/ Daniel L. Nir
Date: 11/10/00                               -----------------------------------
                                             Daniel L. Nir
                                             President and Treasurer
                                             (Chief Financial Officer)


Date: 11/10/00                               /s/ Jack C. Brown
                                             -----------------------------------
                                             Jack C. Brown
                                             Secretary