Form 10-Q
period 2000-12-31
ST LAWRENCE SEAWAY CORP
filed 2001-02-14
CIK 86264

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                                            Commission File No.
December 31, 2000                                                   0-2040
-----------------                                             ------------------


                       THE ST. LAWRENCE SEAWAY CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


     INDIANA                                            35-1038443
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)




818 Chamber of Commerce Building
320 N. Meridian Street
Indianapolis, Indiana                                               46204
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code        (317) 639-5292
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

     Class                                       Outstanding at February 2, 2001
     -----                                       -------------------------------
Common Stock, $1.00 par value                                393,735

================================================================================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 FORM 10-Q INDEX



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Balance Sheets - December 31, 2000 (UNAUDITED) and March 31, 2000 .......... 3

Statements of Income - Three months ended December 31, 2000 and 1999
   (UNAUDITED) ............................................................. 4

Statements of Income - Nine months ended December 31, 2000 and 1999
   (UNAUDITED) ............................................................. 5

Statements of Cash Flows - Nine months ended December 31, 2000 and
   1999 (UNAUDITED) ........................................................ 6

Notes to Financial Statements - December 31, 2000 .......................... 7-8

Management's Discussion and Analysis of Financial Condition and
   Results of Operations .................................................. 9-11

PART II.  OTHER INFORMATION ................................................ 12

Signatures ................................................................. 13

Exhibit (27) ............................................................... 14

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                DECEMBER 31, 2000 (UNAUDITED) AND MARCH 31, 2000


                                                       (Unaudited)
                                                       DECEMBER 31,    MARCH 31,
                                                           2000           2000
                                                      ==========================
                                     ASSETS
Current assets:
     Cash and cash equivalents                        $1,486,731         999,649
     Interest and other receivables                            0           2,037
     Prepaid items                                         8,649           2,441
                                                      --------------------------
Total Current Assets                                   1,495,380       1,004,127

Land                                                           0         118,913
                                                      --------------------------
Total Assets                                          $1,495,380       1,123,040
                                                      ==========================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable & other                         $    5,770          18,785
     Federal & state taxes payable                         7,975               0
                                                      --------------------------
Total Current Liabilities                                 13,745          18,785

Shareholders' equity:
     Common stock, par value $1,
        4,000,000 authorized, 393,735 issued
        and outstanding at the respective dates          393,735         393,735
     Additional paid-in capital                          377,252         377,252
     Retained earnings                                   710,648         333,268
                                                      --------------------------
Total Shareholders' Equity                             1,481,635       1,104,255
                                                      --------------------------
Total Liabilities and Shareholders' Equity            $1,495,380       1,123,040
                                                      ==========================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)


                                                     DECEMBER 31,   DECEMBER 31,
                                                         2000           1999
                                                     ==========================
Revenues:
     Farm rentals                                    $         0          2,736
     Interest and dividends                               22,967         13,052
                                                     --------------------------
Total revenues                                            22,967         15,788


Operating costs and expenses:
     Farm related operating costs                             0              65
     Depreciation                                             0             326
     General and administrative                          24,596          28,775
                                                     --------------------------
Total operating expenses                                 24,596          29,166


Income (Loss) before tax provision                       (1,629)        (13,378)
     Provision for income taxes/
      (tax benefit)                                         308          (1,858)
                                                     ---------------------------
Net income (loss)                                        (1,937)        (11,520)
                                                     ===========================


Per share data:
     Weighted average number
       of common shares outstanding                     393,735         393,735
                                                     --------------------------


Primary earnings per share:
  Income (Loss) per share                            $     0.00          ($0.03)
                                                     ===========================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED
                           DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)


                                                    DECEMBER 31,    DECEMBER 31,
                                                       2000            1999
                                                    ============================
Revenues:
     Farm rentals                                   $        0            8,208
     Interest and dividends                             60,483           35,852
     Sale of land, net                                 392,235                0
                                                    ---------------------------
Total revenues                                         452,718           44,060


Operating costs and expenses:
     Farm related operating costs                            0              833
     Depreciation                                            0            1,111
     General and administrative                         67,936           68,240
                                                    ---------------------------
Total operating expenses                                67,936           70,184


Income (Loss) before tax provision                     384,782          (26,124)
     Provision for income taxes/
       (tax benefit)                                     7,402           (3,545)
                                                    ----------------------------
Net income (loss)                                      377,380          (22,579)
                                                    ============================


Per share data:
     Weighted average number
      of common shares outstanding                     393,735           393,735
                                                    ----------------------------


Primary earnings per share:
  Income (Loss) per share                           $     0.96            ($0.0)
                                                    ============================

                       THE ST. LAWRENCE SEAWAY CORPORATION
               STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                           DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                       December 31, December 31,
                                                           2000         1999
                                                       =========================
Cash flows from operating activities:

Net income (loss)                                         $377,380     $(22,579)
Adjustments to reconcile net income to
   Net cash from operating activities
   Depreciation                                                  0        1,111
Gain from Sale of Land                                    (392,235)           0
(Increase) Decrease in current assets:
Interest and other receivables                               2,037       10,730
Prepaid items                                               (6,208)         440
Deferred income tax                                              0       (3,985)
(Decrease) Increase in current liabilities:                                   0
Payroll tax and other                                            0
Deferred Income                                                  0       (8,208)
Accounts payable                                           (13,015)       6,087
Income taxes payable                                         7,975          440
                                                      --------------------------
   Net cash from operating activities                      (24,066)     (15,964)

Cash flows from investing activities:
   Sale of Land                                            511,148            0
                                                      --------------------------
   Net cash from investing activities                      511,148            0

Cash Flows from financing activities:
   Net cash from financing activities                            0            0

Net (decrease) increase in cash and                        487,082      (15,964)
cash equivalents

Cash and cash equivalents, beginning                       999,649    1,031,389
                                                      --------------------------
Cash and cash equivalents, ending                       $1,486,731   $1,015,424
                                                      ==========================

Supplemental disclosures of cash flow Information:
   Cash paid for income taxes                                7,227          250
   Cash paid for interest expense                                0            0

                       THE ST. LAWRENCE SEAWAY CORPORATION
                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2000
                                   (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending December 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

    Paragon  is an  independent  publicly-owned  corporation.  However,  because
Paragon did not have a specific operating business at the time of the distribution, the distribution of the shares was conducted in accordance with Rule 419 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). As a result, the shares, subscription rights, and any shares issueable upon exercise of subscription rights, are being held in escrow and are non-transferable by the holder thereof until after the completion of a business combination with an operating company. The subscription rights will become exercisable at a price to be determined by Paragon's Board of Directors (not to exceed $2.00 per subscription right) once a business combination is identified and described in a post-effective amendment to Paragon=s Registration Statement. While held in escrow, the shares may not be traded or transferred, and the net proceeds from the exercise of subscription rights will remain in escrow subject to release upon consummation of a business combination. There is no current public trading market for the shares and none is expected to develop, if at all, until after the consummation of a business combination and the release of shares from escrow. In addition, because more than eighteen months have expired since Paragon's Registration Statement on Form S-1 was declared effective, it is possible that Rule 419 will prohibit the distribution, or require an additional or new registration statement to be filed and approved. The Company is not involved in Paragon's operations or filings, and has provided the following information solely based on information made know to it by representatives of Paragon.

NOTE E--DISPOSITION OF ASSETS

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

                       THE ST. LAWRENCE SEAWAY CORPORATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- Three months ended December 31, 2000 as compared to three months ended December 31, 1999.

Interest and dividend income increased to $22,967 in the three months ended December 31, 2000, from $13,052 in the three months ended December 31, 1999. This increase is a result of a higher amount of dollars invested in the three months ended December 31, 2000.

Farm rental revenue decreased to zero (0) in the three months ended December 31, 2000 from $2,736 in the three months ended December 31, 1999. The decrease is due solely to the termination of the existing farm tenant agreement as a result of the sale of the farm property of the Company to which such agreement relates.

General and administrative expenses decreased to $24,596 in the three months ended December 31, 2000 from $28,775 in the three months ended December 31, 1999. This decrease reflects savings realized on employment compensation and general office expenses.

As a result of the above items, the Company had a loss of $1,629 before taxes in the three months ended December 31, 2000, as compared to a loss of $13,378 before taxes in the three months ended December 31, 1999.

Indiana gross tax of $308 was provided for in the three months ended December 31, 2000 as compared to federal and state income tax benefits of $1,858 in the three months ended December 31, 1999. No federal tax provision is applicable in the three months ended December 31, 2000 to a net operating loss carryforward of approximately $375,000.

RESULTS OF OPERATIONS - Nine months ended December 31, 2000, compared to nine months ended December 31, 1999.

Interest and dividend income increased to $60,483 in the nine months ended December 31, 2000, from $35,852 in the same period ended December 31, 1999. This increase is a result of a higher amount of dollars invested in the nine months ended December 31, 2000.

Farm rental revenue decreased to zero (0) in the nine months ended December 31, 2000 from $8,208 in the nine months ended December 31, 1999. The decrease is due solely to the termination of the existing farm tenant agreement as a result of the sale of the farm property of the Company to which such agreement relates.

General and administrative expenses of $67,936 and $68,240, respectively, were comparable in the nine months ended December 31, 2000, and December 31, 1999. General and administrative expenses actually decreased by approximately $7,000 as demonstrated in the following comparison table; however, this cost savings was offset by an increase in accrued accounting fees being paid during the nine months ended December 31, 2000.

                                NINE MONTHS ENDED
                                   DECEMBER 31

                                                            2000           1999
                                                            ----           ----

Executive Compensation, Management Fees,
  Salaries, and Employee Benefits                         $12,556        $15,728
Office Rent and Company Operations
  (including Farm Operations)                             $10,955        $13,091
Stock  Transfer Services, Proxy, Annual Meeting,
   and SEC Report Compliance                              $11,274        $12,295
Professional Fees (accounting & legal)                    $33,141        $26,184
Payroll, excise and other taxes                           $     0        $ 1,479


As a result of the above items the Company had income before provision for income taxes of $384,782 in the nine months ended December 31, 2000 as compared to a loss before provision for income taxes of $26,124 in the comparable period a year earlier.

Indiana gross tax of $7,402 was provided for in the nine months ended December 31, 2000 as compared to federal and state income benefits of $3,545 that were applicable in the nine months ended December 31, 1999. No federal tax provision is applicable in the nine months ended December 31, 2000 due to a net operating loss carryforward of approximately $375,000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had net working capital of $1,481,635, substantially all of which was in cash and money market funds. St. Lawrence has sufficient capital resources to continue its current business.

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

YEAR 2000

Through January 31, 2001, the Company had not experienced any difficulties with its management and information systems in connection with the turnover from 1999 to 2000 or from 2000 to 2001. In addition, no Y2K problems have been experienced by the Company directly or indirectly with respect to its significant service providers; including the Company's Farm Management Company, stock transfer agent, landlord and certified public accountants.

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

   Item 1.     LEGAL PROCEEDING - Not Applicable

   Item 2.     CHANGES IN SECURITIES - Not Applicable

   Item 3.     DEFAULTS UPON SENIOR SECURITIES - Not Applicable

   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The Company held its Annual Meeting of Stockholders on December 13, 2000.

   (b) Not applicable.

   (c) At the stockholders meeting, the Company's nominees for director were elected by the following votes:

        NOMINEE                      VOTES IN FAVOR            VOTES TO WITHHOLD
        -------                      --------------                 AUTHORITY
                                                               -----------------
   Joel M. Greenblatt                   238,759                       1,911

   Daniel L. Nir                        238,759                       1,911

   Jack C. Brown                        238,759                       1,911

   Edward B. Grier III                  238,759                       1,911


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



                                        THE ST. LAWRENCE SEAWAY CORPORATION
                                        Registrant


Date:  2/11/01                          /s/Daniel L. Nir
                                        ----------------------------------------
                                        Daniel L. Nir
                                        President and Treasurer
                                        (Chief Financial Officer)



Date:  2/11/01                          /s/Jack C.  Brown
                                        ----------------------------------------
                                        Jack C. Brown
                                        Secretary