Form 10-K
period 2001-03-31
ST LAWRENCE SEAWAY CORP
filed 2001-06-25
CIK 86264

====================================================================================================

                          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                                              FORM 10-K

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-

For the fiscal year ended March 31, 2001
                                                 OR
_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _____________ to ____________

Commission file number 0-2040

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                       ------------------------------------------------------
                       (Exact name of registrant as specified in its charter)

            Indiana                                                        35-1038443
 ------------------------------                              ---------------------------------------
  (State or other jurisdiction                               (I.R.S. Employer Identification Number)
of corporation or organization)

   320 N. Meridian St., Suite 818                                                 46204
   Indianapolis, Indiana                                                       ----------
----------------------------------------                                       (Zip Code)
(Address of principal executive offices)

                                           (317) 639-5292
                         ---------------------------------------------------
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

The aggregate market value of Common stock held by  non-affiliates  of the registrant as of June 14,
2001 was approximately $778,042.

The number of shares of Common Stock of the registrant outstanding as of June 14, 2001 was 393,735.

====================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION

                                               PART I

ITEM 1 - BUSINESS

     DESCRIPTION OF CURRENT BUSINESS

     The Company is currently engaged in evaluating  alternatives to its former business,  including continuing its evaluation of operating companies for acquisition, merger or investment, commencement of a new operating business, or distribution of all or part of its capital to shareholders.  Pending any such  transaction,  the Company will  continue its  practice of  maintaining  its cash assets in relatively liquid interest/dividend bearing money market investments.  Eventually such assets may be used for an acquisition or for a partial payment of an acquisition or for the  commencement of a new business.

     OTHER ACTIVITIES DURING FISCAL YEAR 2001

     During part of the fiscal year ended March 31, 2001, St. Lawrence was still the record owner of one parcel of agricultural real estate in Northern Indiana comprising  approximately 195 acres. This real estate,  known as Schleman Farm,  was primarily  devoted to farming  activities  under the cash lease method of operation.  The cash lease method of operation  involves the leasing of the property to farmers who are directly  responsible  for the operation of the Farm and who paid St.  Lawrence a rental  fee  covering a  ten-month  period  for the use of the  property  for  farming  and  related activities.  St.  Lawrence  generally  received these rental  payments at one time or in semi-annual installments. Real estate taxes and other minor expenses, such as insurance, were the responsibility of St. Lawrence in some instances.

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

     On February 23, 2000, St. Lawrence  conducted a real estate auction and entered into definitive purchase and sale agreements with seven non-affiliated, individual purchasers for the sale of all of the Company's  remaining  agricultural real estate in Northern Indiana.  The real estate was sold at auction for an  aggregate  gross sales price of  $567,500.  Halderman  assisted the Company with the auction  of the  Schleman  Farm and  received  a 5%  commission  on the sale  thereof,  as well as a co-broker's  fee on the sale of one parcel.  Advertising  expenses for the auction paid by Halderman were reimbursed thereto by the Company from the proceeds of the sale of the property. At closing, an aggregate  $13,225  price  reduction  was made due to  acreage  corrections  revealed  by the survey delivered at closing and due to deletion  from the sale  property of an  electrical  substation  not owned by the Company.  All sales were closed as of June 14, 2000,  and net proceeds of $506,510 were delivered to the Company as of that date.

     CANCELLATION OF SHARES OF PARAGON ACQUISITION COMPANY, INC.

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

     On June 1, 2001, Paragon notified the Board of Directors of St. Lawrence that the Paragon Board had determined that due to the lack of suitable business combinations available to Paragon,  Paragon would be liquidated and dissolved and all outstanding shares thereof (including all escrowed shares)
would be cancelled effective on or about June 29, 2001.

     FINANCING ARRANGEMENTS

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

    Employees

     The Company  has no  employees  at this time.  Mr. Jack C.  Brown,  Secretary  of St.  Lawrence receives a monthly fee of $500 for administrative  services that he renders to the Company. Such fee is paid pursuant to a month to month arrangement. Part-time secretarial and bookkeeping services are provided to the Company by an employee of a management  company with whom the Company  shares office space.

ITEM 2 - PROPERTIES

     At March 31, 2001,  the Company did not own any real estate.  Until June 14, 2000,  the Company owned one parcel of agricultural real estate in Porter County, Indiana comprising  approximately 195 acres and known as Schleman Farm. As discussed above, this parcel was auctioned for sale on February
23, 2000 and finally  sold as of June 14,  2000.  Only a portion of the  property  was  suitable for farming  purposes.  The balance  was wooded and from  time-to-time  was  suitable to some extent for timber harvesting operations. In the past, St. Lawrence had harvested excess timber from its various properties.  Such timber harvesting occurred at intermittent times and there were no assurances that there would be timber activities at Schleman Farm in the future.

ITEM 3 - LEGAL PROCEEDINGS

     St.  Lawrence is not a party to nor is any of its property  the subject of any  material  legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                               PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    MARKET INFORMATION

     The Company's common stock is not currently  listed for trading on any exchange.  The following table sets forth the high and low closing  price for each  quarterly  period during the fiscal years
2001 and 2000, as reported by Bloomberg and the National Quotation Bureau, Inc. from the pink sheets and the OTC Bulletin Board. Such price data reflects  inter-dealer  prices,  without retail mark-up, mark-down or commission and may not represent actual transactions.

        Fiscal Year                    Quarter                      High                        Low
        -----------                    -------                      ----                        ---

            2001                        First                       $2.125                     $2.125
                                        Second                      $3.25                      $2.062
                                        Third                       $3.50                      $2.25
                                        Fourth                      $2.75                      $2.00

            2000                        First                       $2.375                     $1.9375
                                        Second                      $2.00                      $1.875
                                        Third                       $2.75                      $2.00
                                        Fourth                      $2.75                      $2.50

    DIVIDENDS

     It is the present policy of the Board of Directors of St. Lawrence to retain earnings,  if any, to finance the future  expansion of the Company.  No cash  dividends were paid this year and no cash dividends are expected to be paid in the future.

NUMBER OF STOCKHOLDERS

  As of June 14, 2001, there were approximately 1,241 holders of record of the Company's Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

                                       Selected Financial Data
                                        Years Ended March 31,

     The following table sets forth selected  financial  information with respect to the Company for the five fiscal years ended March 31,  2001.  Certain  information  with respect to the fiscal years ended March 31, 1996 has been restated.  All  information set forth in the following table should be read in connection with "Management's  Discussion and Analysis of Financial Condition and Results of
Operations" and in conjunction  with the Company's  audited  Financial  Statements and Notes thereto appearing elsewhere in this Report.

                                  2001           2000           1999          1998            1997
                                  ----           ----           ----          ----            ----

REVENUES:
---------
Interest & Dividends              79,540        49,244         51,069         56,704         54,545
Farm Rentals & Sales                   0         8,208          9,120          9,120          9,120
Gain on Sale of Farm
   Properties, net               392,235             0              0              0              0

Other                                  0             0              0              0              0
                                 -------        ------         ------         ------         ------
Total                            471,775        57,452         60,189         65,824         63,665
                                 -------        ------         ------         ------         ------

COSTS & EXPENSES:

Farm Related                           0           833          1,613          1,734          2,056
General and                       85,585        88,034        102,102        112,092        105,220
  Administrative
Consulting                         6,000         6,000          6,000          6,000          6,000
Depreciation                           0         1,111          1,568          1,568          1,568
                                  ------        ------        -------        -------        -------
   Total                          91,585        95,978        111,283        121,394        114,844

                                                  5

                                    2001          2000           1999           1998           1997
                                    ----          ----           ----           ----           ----
Income (Loss) Before
     Income Taxes                380,190       (38,526)       (51,094)       (55,570)       (51,179)
Income Tax
      Expense (Benefit)            7,584           573            690            787            965
                                   -----           ---            ---            ---            ---
       Net Income (Loss)         372,596       (39,099)       (51,784)       (56,357)       (52,144)
Income (Loss) per
      Common Share                  0.95         (0.10)         (0.13)         (0.14)         (0.13)
                                    ----         ------         ------         ------         ------
Weighted Average Number
   of Common Shares
   Outstanding                   393,735       393,735        393,735        393,735        393,735

                                 2001          2000            1999           1998            1997
                                 ----          ----            ----           ----            ----
BALANCE SHEET DATA:

Total Assets                   1,491,692     1,123,040      1,165,360      1,231,852      1,293,467
Total Liabilities                 14,841        18,785         22,006         36,714         41,972
Shareholders' Equity           1,476,851     1,104,255      1,143,354      1,195,138      1,251,495

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                YEAR ENDED MARCH 31, 2001, AS COMPARED TO YEAR ENDED MARCH 31, 2000.

     Interest  and  dividend  income  increased  to $79,540 in the year ended March 31,  2001,  from
$49,244 in the previous year. The increase is a result of greater dollars invested in the year ended
March 31, 2001.

     There were no farm rental  revenues in the fiscal  year ended  March 31,  2001,  as compared to
$8,208 in such revenues in the previous year. The decrease is due solely to the  termination  during the  previous  fiscal  year of the  existing  farm tenant  agreement  as a result of the sale of the
Schleman Farm.

     General and administrative expenses decreased to $85,585 in the year ended March 31, 2001, from
$85,034 in the year ended March 31, 2000. The following table summarizes the significant  components of these  expenses,  and presents a comparison of such components for the years ended March 31, 2001 and March 31, 2000:

                                                                                 YEAR ENDED MARCH 31,

                                                                                     2001      2000
                                                                                    ------   -------

Executive Compensation, Management Fees ........................................   $10,757   $14,762
    Salaries and  Employee Benefits
Office Rent and Operations .....................................................    15,669    16,665
Stock Services, Proxy, Annual Meeting and ......................................    16,905    17,609
    SEC Report Compliance
Professional Fees (accounting & legal) .........................................    42,254    37,866
Payroll, excise and other taxes ................................................         0     1,132

     The Company had $380,190 of income  before taxes in the year ended March 31, 2001,  as compared to a loss of $38,526 before taxes in the year ended March 31, 2000.

     The income tax paid in the current year was $7,594.  An income tax of $573 was paid in the year ended March 31, 2000.

                 YEAR ENDED MARCH 31, 2000, AS COMPARED TO YEAR ENDED MARCH 31, 1999

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

                                                                           YEAR ENDED MARCH 31,

                                                                          2000              1999
                                                                          ----              ----

Executive Compensation, Management Fees ........................        $20,762           $27,926
    Salaries and  Employee Benefits
Office Rent and Operations .....................................         16,665            16,224
Stock Services, Proxy, Annual Meeting and ......................         17,609            13,645
    SEC Report Compliance
Professional Fees (accounting & legal) .........................         37,866            45,576
Payroll, excise and other taxes ................................          1,132             3,165

     The Company had a loss of $38,526 before taxes in the year ended March 31, 2000, as compared to a loss of $51,784 before taxes in the year ended March 31, 1999.

     The income tax paid in the year ended March 31,  2000 was $573.  An income tax of $690 was paid in the year ended March 31, 1999.

                YEAR ENDED MARCH 31, 1999, AS COMPARED TO YEAR ENDED MARCH 31, 1998.

     Interest  and  dividend  income  decreased  to $51,069 in the year ended March 31,  1999,  from
$56,704 in the previous year primarily due to a decrease in the cash balances invested.

     Farm rental revenues of $9,120 were comparable in the years ended March 31, 1999, and 1998. The
Company has discussed  with local real estate agents the  possibility of instituting a rent increase at Schlemann Farm.  Based on the market rents currently being obtained in Northern  Indiana,  a rent increase is not feasible at this time.

     General and administrative expenses decreased to $102,102 in the year ended March 31, 1999 from
$112,092 in the year ended March 31, 1998 principally due to decreases in professional  fees paid to the Company's  accountants and legal counsel,  and decreases in employee salaries and stock transfer and annual meeting expenses, all as illustrated by the following comparison table:

                                                                          YEAR ENDED MARCH 31,

                                                                         1999              1998
                                                                       -------           -------
Executive Compensation, Management Fees,
    Salaries and Employee Benefits .............................       $27,926           $33,128
Office Rent and Operations .....................................        16,224            14,650
Stock Services, Proxy, Annual Meeting and
    SEC Report Compliance ......................................        13,645            18,114
Professional Fees (accounting & legal) .........................        45,576            49,496
Payroll, excise and other taxes ................................         3,175             2,654

     The Company had a loss of $51,094 before taxes in the year ended March 31, 1999, as compared to a loss of $55,570 before taxes in the year ended March 31, 1998.

     The income tax paid in the  current  year was $690.  An income tax of $787 was paid in the year ended March 31, 1998.

      LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company had net working capital of $1,476,851 the major portion of which was in cash and money market funds.  St. Lawrence has sufficient  capital  resources to continue its current business.

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

Annexed hereto starting on Page 18.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                              PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth in the following  table are the names and ages of all persons who were members of the
Board of Directors of the Company at March 31, 2001, all positions and offices with the Company held by such persons,  their business experience,  the period during which they have served as members of the board of directors and other directorships held by them.

                                                       Business
                                                       Experience
Directors/Position                     Director        During Last                      Other
In Company                 Age         Since           Five Years                       Directorships
---------------            ---         --------        ----------                       -------------

Jack C. Brown              82            1959        Attorney at Law                      None
Secretary                                            Indianapolis,
                                                     Indiana
                                                     since 1945.

Joel M. Greenblatt         43            1993        Managing Partner                     None
Chairman of the                                      of Gotham
Board                                                Capital III L.P.
                                                     ("Gotham") and its
                                                     predecessors since 1985
                                                     Gotham is a private
                                                     investment partnership
                                                     which owns securities,
                                                     equity interests, distressed
                                                     debt, trade claims and
                                                     bonds, derivatives, and
                                                     options and warrants of
                                                     issuers engaged in a variety
                                                     of businesses.

Daniel L. Nir              40            1993        Manager of Gracie Capital,           None
President and                                        L.P. since December, 1998,
Treasurer                                            Manager of Sargeant Capital
                                                     Ventures, LLC
                                                     since December, 1997;
                                                     Managing Partner of
                                                     Gotham Capital III, L.P.,
                                                     prior thereto.

Edward B. Grier            43       1993             Partner of Gracie Capital, L.P.      None
Vice President                                       since January, 1999;
                                                     Vice President of Gotham Capital
                                                     from 1992-1994 and a limited partner
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

    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based  solely on a review of Forms 3 and 4 and  amendments  thereto,  furnished  to the Company during the fiscal year ended  March 31, 2001 and Forms 5 and  amendments  thereto  furnished  to the
Company  with respect to the fiscal year ended March 31, 2001,  no director,  officer or  beneficial owner of more than 10% of the Company's equity  securities  failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal years ended March 31, 2001 and March
31, 2000.

ITEM 11 - EXECUTIVE COMPENSATION

     Except as noted below,  neither the Company's Chief  Executive  Officer nor any other executive officers of the Company (collectively the "Named Executives") received salary, bonus or other annual compensation  for  rendering  services to the Company  during the fiscal years ended March 31, 2001,
March 31, 2000, and March 31, 1999.

     During each of the three fiscal years ended March 31, 1999,  March 31, 2000 and March 31, 2001, the  Company  paid  to  Jack  C.  Brown,  Secretary  and a  Director,  a  monthly  fee of  $500  for administrative services that he renders to the Company. Such fee is on a month to month arrangement.

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

    OPTION/SAR GRANTS IN FISCAL YEAR ENDED MARCH 31, 2001

    No options or stock appreciation rights were granted in the fiscal year ended March 31, 2001.

     AGGREGATED  OPTION/SAR  EXERCISES  IN FISCAL  YEAR ENDED  MARCH 31,  2001 AND  FISCAL  YEAR-END
OPTION/SAR VALUES

     The Company has a stock option plan  originally  adopted by the  Shareholders on June 12, 1978, and revised and approved by the  Shareholders  on June 13, 1983,  September  21, 1987 and August 28,
1992. The Company  currently has one outstanding Stock Option Agreement entered into pursuant to the
Plan. The options granted  thereunder  expires on September 21, 2002. The following table summarizes options exercised during fiscal year 2001 and presents the value of unexercised  options held by the
Named Executives at fiscal year end. There are currently no outstanding stock appreciation rights.

                                                                                Value of Unexercised
                                                 Number of Unexercised              In-The Money
                  Shares                             Options/SAR's                  Options/SAR's
                  Acquired       Value           At Fiscal Year-End              At Fiscal Year-End
                  On Exercise    Realized        (#)              (#)            ($)          ($)
Name                  #            ($)      Exercisable     Unexercisable    Exercisable  Unexercisable
----              -----------    --------   -----------     -------------    -----------  -------------

Joel M. Greenblatt      0            0           0                 0                0            0

Daniel L. Nir           0            0           0                 0                0            0

Edward B. Grier, III    0            0           0                 0                0            0

Jack C. Brown           0            0           15,000            0                45,000       0

LONG-TERM INCENTIVE PLANS - AWARDS IN FISCAL YEAR ENDED MARCH 31, 2001

Not applicable.

COMPENSATION OF DIRECTORS

The By-laws of the Company  provide for  Directors  to receive a fee of $100 for each meeting of the
Board of Directors which they attend plus reimbursement for reasonable travel expense.  No fees were paid to Directors for meetings in fiscal year 2001.

As discussed  above,  during the fiscal year ended March 31,  2001,  the Company paid Jack C. Brown,
Secretary and a Director,  a monthly fee of $500 for administrative  services that he renders to the
Company.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

The Board of Directors does not have any standing audit,  nominating or  compensation  committees or any  other  committees  performing  similar  functions.  Therefore,  there are no  relationships  or transactions  involving members of the Compensation Committee during the fiscal year ended March 31,
2001 required to be reported pursuant to Item 402(j) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 14, 2001 the beneficial  share ownership of all beneficial owners of 5% or more of the  Company's  securities,  all  directors  and  executive  officers of the
Company owning securities, and of all officers and directors as a group.

                                           Amount and
                                           Nature of
Beneficial                                 Beneficial                                     Percent
Owner                                      Ownership                                      of Class
----------                                 -------------                                  --------

The Windward Group, L.L.C.                   150,000(1)                                     29.5%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Joel M. Greenblatt                           150,000(2)                                     29.5%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Daniel L. Nir                                150,000(2)                                     29.5%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Jack C. Brown                                 20,456(3)                                     4.02%
320 N. Meridian St.
Suite 818
Indianapolis, IN 46204

Edward B. Grier III                                 0                                       *
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

                                           Amount and
                                           Nature of
Beneficial                                 Beneficial                                     Percent
Owner                                      Ownership                                      of Class
----------                                 -------------                                  --------

All directors and
 officers as a group                         170,456                                       33.5%
(4 persons)

Kevin J. and Dianne M. Bay                    20,500(4)                                     5.2%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                               PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS:                                                      PAGE NO.

    Independent Auditor's Report                                                 17
    Balance Sheets                                                               18
    Statements of Income                                                         19
    Statement of Shareholders' Equity                                            20
    Statements of Cash Flow                                                      21

    Notes to Financial Statements                                                22-25

    FINANCIAL SCHEDULES:

    X -        Supplementary Income Statement                                    26
               Information

Schedules other than those listed above are omitted for the reason that they are not required or not appropriate or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

          None filed during fiscal year ended 3/31/01.

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

      (10)(i) Stock Option  Agreements,  each dated  September  21, 1987,  between The St.  Lawrence
          Seaway  Corporation  and each of Jack C. Brown,  Philip I.  Berman,  and Albert  Friedman.
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

     Pursuant to the  requirements  of the  Securities  Exchange  Act of 1934,  this report has been signed below by the following  persons (who included a majority of the Board of Directors) on behalf of the registrant and in the capacities indicated on June 25, 2001.

    Signatures                           Title                                      Date

/s/ Daniel L. Nir
------------------------                 President, Treasurer                    June 25, 2001
Daniel L. Nir                            and Director
(Principal Financial
Officer)

/s/ Joel M. Greenblatt
------------------------                 Chairman of the Board,                  June 25, 2001
Joel M. Greenblatt                       and Director
(Principal Executive
Officer)

/s/ Jack C. Brown
------------------------                 Secretary and Director                  June 25, 2001
Jack C. Brown

/s/ Edward B. Grier III
------------------------                 Director                                June 25, 2001
Edward B. Grier III

SALLEE & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
----------------------------------------------------------------------------------------------------

Board of Directors
The St. Lawrence Seaway Corporation
Indianapolis, Indiana

                                   Report of Independent Auditors

We have audited the accompanying  balance sheets of THE ST. LAWRENCE SEAWAY  CORPORATION as of March
31, 2001 and 2000, and the related  statements of income,  shareholders  equity,  and cash flows for each of the three years in the period  ended March 31,  2001.  These  financial  statements  are the responsibility  of the Company's  management.  Our  responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the  consolidated  financial  statements  referred to above present fairly,  in all material  respects,  the financial  position of THE ST. LAWRENCE SEAWAY  CORPORATION as of March 31,
2001 and 2000,  and the results of its  operations and its case flows for each of the three years in the period ended March 31, 2001 in conformity with generally accepted accounting principles.

May 21, 2001
                                     /s/ Sallee & Company, Inc.

        1509 J STREET, P.O. BOX 1148, BEDFORD, INDIANA 47421, 812-275-4444 (FAX) 812-275-3300

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS
                                      MARCH 31, 2001, AND 2000

ASSETS                                                                  2001                 2000
                                                                        ----                 ----

Current Assets:
         Cash and cash equivalents                                  $ 1,479,010          $   999,649
         Interest and other receivables                                   3,033                2,037
         Prepaid items                                                    9,649                2,441
                                                                    -----------          -----------
                  Total Current Assets                              $ 1,491,692          $ 1,004,127

Property and fixed assets:
         Land                                                                 0              118,913
                                                                    -----------          -----------
                  Total Assets                                      $ 1,491,692          $ 1,123,040
                                                                    ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Accounts payable & other                                     6,674               18,785
         Federal and state taxes payable                                  8,167                    0
                                                                    -----------          -----------
                  Total Liabilities                                 $    14,841          $    18,785
                                                                    ===========          ===========

Shareholders' Equity:
         Common stock, par value $1
          4,000,000 authorized, 393,735 issued
          and outstanding at the respective dates                       393,735              393,735
         Additional paid-in capital                                     377,252              377,252
         Retained earnings                                              705,864              333,268
                                                                    -----------          -----------
         Total Shareholders' Equity                                 $ 1,476,851          $ 1,104,255
                                                                    -----------          -----------
Total Liabilities and Shareholders' Equity                          $ 1,491,692          $ 1,123,040
                                                                    ===========          ===========

The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                        STATEMENTS OF INCOME

                                                                      YEARS ENDED MARCH 31,

                                                                2001            2000           1999
                                                              ------            ----           ----

Revenues:
         Farm rentals                                        $     0        $  8,208         $  9,120
         Interest and dividends                               79,540          49,244           51,069
         Sales of land                                       392,235               0                0
                                                             -------        --------         --------
                                                             471,775          57,452           60,189

Operating Costs and Expenses:
         Farm related operating costs                              0             833            1,613
         Depreciation                                              0           1,111            1,568
         Consulting fees-Note 3                                6,000           6,000            6,000
         General and administrative expenses                  85,585          88,034          102,102
                                                             -------         -------          -------
         Total Operating Expenses                             91,585          95,978          111,283

Income (Loss) before income taxes                            380,190         (38,526)         (51,094)

Income Taxes/(Tax Benefit)                                     7,594             573              690
                                                            --------        --------         --------
Net Income (Loss)                                           $372,596        ($39,099)        ($51,784)
                                                            ========        =========        =========

Per Share Data:
         Weighted average number of
         common shares outstanding                           393,735           393,735        393,735
                                                             -------           -------        -------

Basic earnings per common
and common equivalent shares                                $   0.95        ($0.10)            ($0.13)
                                                            ========     ==========          =========

The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  STATEMENT OF SHAREHOLDERS' EQUITY

                                                                         Accumulated
                                                                           Other
                                      Common           Paid-in          Comprehensive       Retained
                                      Stock            Capital             Income           Earnings
                                      -----            -------          -------------       --------

Balances at March 31, 1998            393,735           377,252                 0          $ 424,151

   Net loss for 1999                                                                        (51,784)
                                     --------          --------          --------          --------

Balances at March 31, 1999            393,735           377,252                 0           372,367

   Net loss for 2000                                                                        (39,099)
                                     --------          --------          --------          --------

Balances at March 31, 2000            393,735           377,252                 0           333,268

   Net income for 2001                                                                      372,596
                                     --------          --------          --------          --------

Balances at March 31, 2001           $393,735          $377,252                $0          $705,864
                                     ===============================================================

The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                       STATEMENTS OF CASH FLOW
                              YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                             2001           2000             1999
                                                             ----           ----             ----

Cash Flows From Operating Activities:
         Net Income (Loss)                               $372,596         $(39,099)        $(51,784)
         Adjustments to reconcile net income to
            Net cash from operating activities
            Depreciation                                        0            1,111            1,568
(Increase) Decrease in Current Assets:                   (392,235)               0                0
         Other receivables                                   (996)           8,694           (9,087)
         Prepaid items                                     (7,208)             775             (540)
(Decrease) Increase in Current Liabilities:
         Payroll tax & other                                0                0             (772)
         Accounts payable                                  (3,944)          (3,221)         (13,936)
                                                         ---------        ---------        ---------
Net Cash From Operating Activities                        (31,787)         (31,740)         (74,551)

Cash Flows From Investing Activities:
         Purchase of equipment                                  0                0                0
         Proceeds from asset sales                        511,148                0                0
                                                         --------         --------         --------
Net Cash from Investing Activities                        511,148                0                0

Cash Flows From Financing Activities:
         Purchase of Paragon Stock                              0                0                0
                                                         --------         --------         --------
Net Cash From Financing Activities                              0                0                0
Net Increase in Cash and Cash Equivalents                 479,361          (31,740)         (74,551)

Cash and Cash Equivalents, beginning                      999,649        1,031,389        1,105,940
                                                         --------        ---------        ---------
Cash and Cash Equivalents, ending                      $1,479,010        $ 999,649       $1,031,389
                                                       ==========        =========       ==========

Supplemental Disclosures of Cash Flow Information:
         Cash paid for income taxes                         9,649              500            1,000
         Cash paid for interest expenses                        0                0                0

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

LAND:

Land was  purchased  in 1961 for  agriculture  related  purposes  and is  recorded  at the  original historical cost of $118,913. This property was subsequently sold in June, 2000.

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

RECLASSIFICATION:

The 2000 and 1999 financial  statements have been reclassified,  where necessary,  to conform to the presentation of the 2001 financial statements.

CASH FLOWS:

For purposes of reporting cash flows,  cash and cash equivalents  include all cash in banks and cash accumulation funds.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

DEPRECIATION:

Property  and  equipment,  consisting  of  small  office  equipment,  has  been  fully  depreciated.
Depreciation  was computed using the  straight-line  method over a five-year  estimated useful life.
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

The Company has  4,000,000  authorized  $1 par value common  shares.  As of March 31, 2001 and 2000, there were 393,735 common shares issued and outstanding.

NOTE 3. RELATED PARTIES

During the fiscal years ending  March 31,  2001,  2000 and 1999,  the Company paid to Jack C. Brown,
Secretary  and a Director,  an annual  administrative  fee of $6,000,  which was paid monthly in the amount of $500.

NOTE 4. INCOME TAXES

The Company used loss  carryforwards to fully offset the Company's  current taxable income. At March
31, 2001, the Company had an immaterial amount of loss carryforwards  remaining.  If not used, these carryforwards  will begin to expire in 2012. No tax benefits have been recognized in these financial statements.  Provisions for any deferred  federal and state tax  liabilities are immaterial to these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

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

NOTE 6. DISPOSITION OF ASSETS

On February 23, 2000, the Company  conducted a real estate auction and entered into definitive sales and purchase  agreements  with seven  non-affiliated  individual  purchasers to sell all of the land owned by the Company. Approximately 195 acres of agricultural real estate was sold at auction for an aggregate gross sales price of $567,500.  The net operating losses of the Company totally offset the related gains from the aforesaid property sale and no federal tax liabilities are accrued.

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

NOTE 7. SUBSEQUENT EVENTS

On June 1, 2001,  Paragon notified the Board of Directors of St. Lawrence that the Paragon Board had determined that due to the lack of suitable  business  contributions  available to Paragon,  Paragon would be liquidated and dissolved and all outstanding shares thereof (including all escrowed shares)
would be cancelled effective on or about June 29, 2001.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

                                             SCHEDULE X

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                             SUPPLEMENTARY INCOME STATEMENT INFORMATION
                              YEARS ENDED MARCH 31, 2001, 2000 AND 1999

          COLUMN A                                               COLUMN B

            ITEM                                       CHARGED TO COSTS AND EXPENSES

                                                            YEARS ENDED MARCH, 31

                                                           2001            2000             1999
                                                           ----            ----             ----

Maintenance and repairs                                   $1,886           $1,516           $1,677

Depreciation and amortization of
 intangible assets, preoperating
 costs and similar deferral                                   $0           $1,111           $1,568

Taxes, other than payroll and
income taxes                                                  $0           $1,132           $2,137

Royalties                                                   NONE             NONE             NONE
Advertising costs                                           NONE             NONE             NONE

