Form 10-Q
period 2001-06-30
ST LAWRENCE SEAWAY CORP
filed 2001-08-14
CIK 86264

====================================================================================================

                                 SECURITIES AND EXCHANGE COMMISSION

                                       WASHINGTON, D.C. 20549

                                              FORM 10-Q
                                              ---------

                             QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                                                Commission File No.
  June 30, 2001                                                                         0-2040
------------------                                                               -------------------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                       ------------------------------------------------------
                       (Exact Name of Registrant as Specified in its Charter)

            INDIANA                                                            35-1038443
-------------------------------                                 ------------------------------------
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

                                    Yes  X                     No
                                        ---                       ---

Indicate the number of shares  outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                                                        Outstanding at June 30, 2001
           -----                                                        ----------------------------
Common Stock, $1.00 par value                                                       393,735

====================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION

                                           FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION                                                     PAGE
                                                                                   ----

Balance Sheets - June 30, 2001 (UNAUDITED) and March 31, 2001........................3

Statements of Income - Three months ended June 30, 2001 and 2000
   (UNAUDITED).......................................................................4

Statements of Cash Flows - Three months ended June 30, 2001 and
   2000(UNAUDITED)...................................................................5

Notes to Financial Statements - June 30, 2001.......................................6-7

Management's Discussion and Analysis of Financial Condition and
   Results of Operations............................................................8-9

PART II.  OTHER INFORMATION..........................................................10

Signatures...........................................................................11

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                            JUNE 30, 2001 (UNAUDITED) AND MARCH 31, 2001

                                                                       (Unaudited)
                                                                         JUNE 30,          MARCH 31,
                                                                           2001              2001
                                                                       ===============================

                                               ASSETS

Current assets:
     Cash and cash equivalents                                         $ 1,473,401         $ 1,479,010
     Interest and other receivables                                          1,409               3,033
     Prepaid items                                                           1,482               9,649
                                                                       -------------------------------
Total Current Assets                                                     1,476,292           1,491,692

Property and Fixed Assets                                                        0                   0
                                                                       -------------------------------
Total Assets                                                           $ 1,476,292          $1,491,692
                                                                       ===============================

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable & other                                          $     3,174          $    6,674
     Federal & state taxes payable                                             191               8,167
                                                                       -------------------------------
Total Current Liabilities                                                    3,365              14,841

Shareholders' equity:
     Common stock, par value $1,
       4,000,000 authorized, 393,735 issued
       and outstanding at the respective dates                             393,735             393,735
     Additional paid-in capital                                            377,252             377,252
     Retained earnings                                                     701,940             705,864
                                                                       -------------------------------
Total Shareholders' Equity                                               1,472,927           1,476,851
                                                                       -------------------------------
Total Liabilities and Shareholders' Equity                             $ 1,476,292         $ 1,491,692
                                                                       ===============================

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                       JUNE 30, 2001 AND 2000
                                             (UNAUDITED)

                                                                          JUNE 30,            JUNE 30,
                                                                            2001                2000
                                                                       ===============================

Revenues:
     Interest and dividends                                                 15,257              13,820
     Sale of Land                                                                0             392,235
                                                                       -------------------------------
Total revenues                                                              15,257             406,055

Operating costs and expenses:
     Depreciation                                                                0                   0
     General and administrative                                             18,990              19,052
                                                                       -------------------------------
Total operating expenses                                                    18,990              19,052

Income (Loss) before tax provision                                          (3,733)            387,003
     Provision for income taxes net of net operating
         loss carryforward/(tax benefit)                                       191               6,813
                                                                       -------------------------------
Net income (loss)                                                           (3,924)            380,190
                                                                       ===============================

Per share data:
     Weighted average number
     of common shares outstanding                                          393,735             393,735
                                                                       -------------------------------

Primary earnings per share:
  Income (Loss) per share                                                   ($0.01)              $0.97
                                                                       ================================

                                           THE ST. LAWRENCE SEAWAY CORPORATION
                                  STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                                 JUNE 30, 2001 AND 2000
                                                      (UNAUDITED)

                                                                          JUNE 30,            JUNE 30,
                                                                            2001                2000
                                                                       ================================

Cash flows from operating activities:
Net income (loss)                                                       $   (3,924)           $380,190
Adjustments to reconcile net income to
  net cash from operating activities
  Gain on Sale of Land                                                           0            (392,235)
  Depreciation                                                                   0                 0
(Increase) Decrease in current assets:
  Interest and other receivables                                             1,624                (106)
  Prepaid items                                                              8,167              (5,208)
  Deferred income tax                                                            0                   0
(Decrease) Increase in current liabilities:
  Payroll tax & other                                                            0                   0
  Deferred Income                                                                0                   0
  Accounts payable                                                          (3,500)              1,870
  Income taxes payable                                                      (7,976)              7,386
                                                                       --------------------------------
    Net cash from operating activities                                      (5,609)             (8,103)

Cash flows from investing activities:
    Sale of land                                                                 0             511,148
    Purchase of equipment                                                        0                   0
                                                                       -------------------------------
    Net cash from investing activities                                           0             511,148

Cash flows from financing activities:
    Net cash from financing activities                                           0                   0

Net decrease in cash and cash equivalents                                   (5,609)            503,045
Cash and cash equivalents, beginning                                     1,479,010             999,649
                                                                       -------------------------------
Cash and cash equivalents, ending                                       $1,473,401          $1,502,694
                                                                       ===============================

Supplemental disclosures of cash flow information:

  Cash paid for income taxes                                                     0               6,649
  Cash paid for interest expense                                                 0                   0

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                            NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                            JUNE 30, 2001
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
In the opinion of management,  all adjustments  (consisting of normal recurring accruals) considered necessary for a fair  presentation  have been included. Operating results for the three month period ending June 30, 2001,  are not  necessarily  indicative  of the results that may be expected for the fiscal year ending March 31, 2002. For further  information,  refer to the financial  statements and footnotes  thereto  included in the  Company's  annual report on Form 10-K for the fiscal year ended
March 31, 2001.

NOTE B--RECLASSIFICATION

     The 2000  financial  statements  have been  reclassified,  where  necessary,  to conform to the presentation of the 2001 financial statements.

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
("Paragon"),  and 514,191  non-transferable  rights (the  "Subscription  Right") to purchase two (2)
additional  Shares of Paragon.  Paragon was  incorporated  on June 19, 1996 to serve as a vehicle to effect a merger,  exchange of capital stock, asset acquisition or other business combination with an operating business and therefore to operate as a public company.  St. Lawrence purchased the Paragon shares on March 6, 1997, for $5,141,  or $.01 per share,  and  distributed one Paragon share and one subscription  right for each share of St.  Lawrence  Common  Stock  owned or subject to  exercisable options and  warrants as of March 21, 1997 (the  "Record  Date").  Neither St.  Lawrence nor Paragon
received any cash or other proceeds from the  distribution,  and St. Lawrence  stockholders  did not make  any  payment  for  the  share  and  subscription  rights.  The  distribution  to St.  Lawrence stockholders was made by St. Lawrence for the purpose of providing St. Lawrence stockholders with an equity interest in Paragon without such stockholders  being required to contribute any cash or other capital in exchange for such equity interest.

Paragon is an  independent  publicly-owned  corporation.  However,  because  Paragon  did not have a specific  operating  business at the time of the  distribution,  the  distribution of the shares was conducted in accordance with Rule 419 promulgated  under the Securities Act of 1933, as amended (the
"Securities  Act"). As a result,  the shares,  subscription  rights,  and any shares  issueable upon exercise of subscription rights, were put into escrow. While held in escrow, the shares could not be traded or transferred.

In April and June,  2001,  Paragon's Board of Directors voted to discontinue the search for a Target
Business, withdraw its S-1 Registration Statement and dissolve as soon as possible. A Post-Effective
Amendment terminating the Registration Statement and de-registering the securities described therein was filed with the SEC on June 22, 2001. The dissolution of Paragon was completed effective June 29,
2001.

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

The Company devoted the property to farming  activities under a cash lease method.  The property was leased to farmers who were directly responsible for the operation thereof and who paid the Company a rental fee covering a ten-month period of use of the property.  The Company generally received these rental payments at the beginning of the planting season. The Company was responsible for real estate taxes, insurance, and minor expenses. As a result of the sale of the property and termination of the farm tenant agreement prior to the calendar year 2000 planting  season,  the Company did not realize any farm rental  income in the fiscal year ending March 31, 2001,  or in the quarter  ended June 30,
2001.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- Three months ended June 30, 2001 as compared to three months ended June 30,
2000.

Interest and  dividend  income  increased  to $15,257 in the three months ended June 30, 2001,  from
$13,820 in the three  months ended June 30, 2000.  This  increase is a result of a higher  amount of dollars invested in the three months ended June 30, 2001.

General and  administrative  expenses of $18,990 and  $19,052  were fairly  comparable  in the three months ended June 30, 2001 and June 30, 2000, respectively, as illustrated by the following table.

                                         THREE MONTHS ENDED
                                              JUNE 30,

                                                                2001                      2000
                                                                ----                      ----
Executive Compensation, Management Fees,
  Salaries, and Employee Benefits                             $ 4,299                   $ 4,388
Office Rent and Company Operations                            $ 3,703                   $ 3,545
Stock Services, Proxy, Annual Meeting, and
  SEC Report Compliance                                       $ 3,006                   $ 1,118
Professional Fees (accounting & legal)                        $ 7,982                   $10,000
Payroll, excise and other  taxes                              $   191                   $ 6,813

As a result of the above items the  Company  received a loss before  provision  for income  taxes of
$3,733 in the three months ended June 30, 2001,  as compared to income before  provision  for income taxes of $387,003 in the comparable period a year earlier.

Indiana  gross tax of $191 was  applicable  in the three months ended June 30, 2001,  as compared to
$6,813 in the three months ended June 30, 2000. No federal tax  provision  was  applicable in either the three  months  ended June 30,  2000,  or the three  months  ended  June 30,  2001 due to the net operating loss carryforward of the Company.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had net working capital of $1,472,927  substantially  all of which was in cash and money market  funds.  St.  Lawrence  has  sufficient  capital  resources to continue its current business.

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

                                                                THE ST. LAWRENCE SEAWAY CORPORATION
                                                                Registrant

                                                                /s/Daniel L. Nir
Date: 8/10/01                                                   ------------------------------------
                                                                Daniel L. Nir
                                                                President and Treasurer
                                                                (Chief Financial Officer)

Date: 8/10/01                                                   /s/Jack C. Brown
                                                                ------------------------------------
                                                                Jack C. Brown
                                                                Secretary