Form 10-Q
period 2001-09-30
ST LAWRENCE SEAWAY CORP
filed 2001-11-14
CIK 86264

====================================================================================================

                               U.S. SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                              FORM 10-Q
                                              ---------

                             QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                                               Commission File No.
September 30, 2001                                                                     0-2040
------------------                                                                     ------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                 -----------------------------------
                       (Exact Name of Registrant as Specified in its Charter)

          INDIANA                                                          35-1038443
          -------                                                          ----------
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

Registrant's telephone number, including area code (317) 639-5292
                                                   ---------------

Indicate by check mark  whether  the  registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months,  and (2)
has been subject to such filing requirements for the past 90 days.

                                Yes  X               No
                                    ---                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                                    Outstanding at September 30, 2001
          -----                                                    ---------------------------------

Common Stock, $1.00 par value                                                    393,735

====================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION

                                           FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION                                                                  PAGE
                                                                                                ----

Balance Sheets - September 30, 2001 (UNAUDITED) and March 31, 2001.................................3

Statements of Income - Three months ended September 30, 2001 and 2000
   (UNAUDITED).....................................................................................4

Statements of Income - Six months ended September 30, 2001 and 2000
   (UNAUDITED).....................................................................................5

Statements of Cash Flows - Six months ended September 30, 2001 and
   2000 (UNAUDITED)................................................................................6

Notes to Financial Statements - September 30, 2001...............................................7-8

Management's Discussion and Analysis of Financial Condition and
   Results of Operations.........................................................................9-11

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                          SEPTEMBER 30, 2001 (UNAUDITED) AND MARCH 31, 2001

                                                               (Unaudited)
                                                              SEPTEMBER 30,           MARCH 31,
                                                                       2001                2001
                                                              =============           ==========

                                               ASSETS

Current assets:
     Cash and cash equivalents                                  $1,467,068             $1,479,010
     Interest and other receivables                                  1,085                  3,033
     Prepaid items                                                       0                  9,649
                                                                ----------             ----------
Total Current Assets                                             1,468,153              1,491,692

Property and Fixed Assets                                                0                      0
                                                                ----------             ----------
Total Assets                                                    $1,468,153             $1,491,692
                                                                ==========             ==========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable & other                                       $8,174                 $6,674
     Federal & state taxes payable                                     296                  8,167
                                                                ----------             ----------
Total Current Liabilities                                           $8,470                $14,841

Shareholders' equity:
     Common stock, par value $1,
       4,000,000 authorized, 393,735 issued
       and outstanding at the respective dates                    $393,735               $393,735
     Additional paid-in capital                                    377,252                377,252
     Retained earnings                                             688,696                705,864
                                                                ----------             ----------
Total Shareholders' Equity                                       1,459,683              1,476,851
                                                                ----------             ----------
Total Liabilities and Shareholders' Equity                      $1,468,153             $1,491,692
                                                                ==========             ==========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                     SEPTEMBER 30, 2001 AND 2000
                                             (UNAUDITED)

                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                     2001                 2000
                                                                =============         =============

Revenues:
     Interest and dividends                                        $11,493                $23,696
                                                                ----------             ----------
     Total revenues                                                 11,493                 23,696

Operating costs and expenses:
     General and administrative                                     24,632                 24,289
                                                                ----------             ----------
Total operating expenses                                            24,632                 24,289

Income (Loss) before tax provision                                 (13,139)                  (593)
     Provision for income taxes net
     of net operating loss carryforward/
     (tax benefit)                                                     105                    280
                                                                ----------             ----------
Net income (Loss)                                                 $(13,244)                 $(873)
                                                                ===========            ===========

Per share data:
     Weighted average number
       of common shares outstanding                                393,735                393,735
                                                                ----------             ----------

Primary earnings per share:
  Income (Loss) per share                                           $(0.03)                $(0.00)
                                                                ===========            ===========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                            STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED
                                     SEPTEMBER 30, 2001 AND 2000
                                             (UNAUDITED)

                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                     2001                 2000
                                                                =============         =============

Revenues:
     Interest and dividends                                     $   26,751             $   37,516
     Sale of Land                                                        0                392,235
                                                                ----------             ----------
     Total revenues                                                 26,751                429,751

Operating costs and expenses:
     General and administrative                                     43,623                 43,341
                                                                ----------             ----------
Total operating expenses                                            43,623                 43,341

Income (Loss) before tax provision                                 (16,872)               386,410
     Provision for income taxes net of
     Net operating loss carryforward/
     (tax benefit)                                                     296                  7,093
                                                                ----------             ----------
Net income (loss)                                                 $(17,168)              $379,317
                                                                ===========            ==========

Per share data:
     Weighted average number
       of common shares outstanding                                393,735                393,735
                                                                ----------             ----------

Primary earnings per share:
  Income (Loss) per share                                           $(0.04)                 $0.96
                                                               ============            ==========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                          STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                     SEPTEMBER 30, 2001 AND 2000
                                             (UNAUDITED)

                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                     2001                 2000
                                                                =============         =============

Cash flows from operating activities:
Net income (loss)                                              $   (17,168)           $   379,317
Adjustments to reconcile net income to
  net cash from operating activities
  Gain on Sale of Land                                                   0               (392,235)
  Depreciation                                                           0                      0
(Increase) Decrease in current assets:
  Interest and other receivables                                     1,948                 (5,186)
  Prepaid items                                                      9,649                 (5,630)
 (Decrease) Increase in current liabilities:
  Accounts payable & other                                           1,500                 (3,469)
  Income taxes payable                                              (7,871)                 7,666
                                                               -----------            -----------
    Net cash from operating activities                             (11,942)               (19,537)

Cash flows from investing activities:
    Sale of land                                                         0                511,148
                                                               -----------            -----------
    Net cash from investing activities                                   0                511,148

Cash flows from financing activities:
                                                               -----------            -----------
    Net cash from financing activities                                   0                      0

Net decrease in cash and cash equivalents                          (11,942)               491,611
Cash and cash equivalents, beginning                             1,479,010                999,649
                                                               -----------            -----------
Cash and cash equivalents, ending                              $ 1,467,068            $ 1,491,260
                                                               ===========            ===========

Supplemental disclosures of cash flow information:

  Cash paid for income taxes                                             0                  8,071
  Cash paid for interest expense                                         0                      0

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                            NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                         SEPTEMBER 30, 2001
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
In the opinion of management,  all adjustments  (consisting of normal recurring accruals) considered necessary for a fair  presentation  have been included.  Operating  results for the six month period ending  September 30, 2001, are not  necessarily  indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further  information,  refer to the financial  statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended
March 31, 2001.

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

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                            NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                         SEPTEMBER 30, 2001
                                             (UNAUDITED)

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

     In April and June,  2001,  Paragon's  Board of Directors  voted to discontinue the search for a
Target  Business,  withdraw its S-1  Registration  Statement  and  dissolve as soon as  possible.  A
Post-Effective  Amendment  terminating the Registration  Statement and de-registering the securities described  therein was filed with the SEC on June 22, 2001. The dissolution of Paragon was completed effective June 29, 2001. As a result,  subscription  rights held by St. Lawrence  stockholders  have been effectively cancelled.

NOTE E.  DISPOSITION OF ASSETS

     On February 23, 2000, the Company  conducted a real estate auction and entered into  definitive sales and purchase  agreements with seven  non-affiliated  individual  purchasers to sell all of the land owned by the Company. The real estate was sold at auction for an aggregate gross sales price of
$567,500.  At closing,  an aggregate  $13,225 price  reduction  was made due to acreage  corrections revealed  by the survey  delivered  at closing  and due to  deletion  from the sale  property  of an electrical  substation not owned by the Company.  All sales were closed as of June 14, 2000, and net proceeds of $506,510 were  delivered to the Company as of that date. In fiscal year ending March 31,
2001, the Company was subject to tax on the net gain, after related selling expenses,  from the sale that exceeded the existing net operating losses of approximately  $375,000,  plus any additional net
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

                                 THE ST. LAWRENCE SEAWAY CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF  OPERATIONS  -- THREE MONTHS ENDED  SEPTEMBER  30, 2001 AS COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 2000.

Interest and dividend income decreased to $11,493 in the three months ended September 30, 2001, from
$23,696 in the three months ended  September  30, 2000.  This decrease is a result of lower rates of interest earned on invested dollars.

General and  administrative  expenses of $24,632 in the three months ended  September  30, 2001 were comparable to the September 30, 2000 expenses of $24,289.

As a result of the above items the Company had a loss before  provision  for income taxes of $13,139 in the three months ended  September  30, 2001,  as compared to a loss before  provision  for income taxes of $593 in the comparable period a year earlier.

Indiana gross tax of $105 was  applicable in the three months ended  September 30, 2001, as compared to $280 that were  applicable in the three months ended September 30, 2000. No federal tax provision is applicable in the three months ended September 30, 2001.

Results of Operations - Six Months ended September 30, 2001,  compared to six months ended September
30, 2000

Interest and dividend  income  decreased to $26,751 in the six months ended September 30, 2001, from
$37,516 in the six months  ended  September  30, 2000.  This  decrease is a result of lower rates of interest earned on dollars invested.

General and  administrative  expenses of $43,623 and $43,341 were comparable in the six months ended
September 30, 2001 and September 30, 2000, respectively, as illustrated by the following table.

                                          SIX MONTHS ENDED
                                            SEPTEMBER 30,

                                                                   2001            2000
                                                                   ----            ----
Executive Compensation, Management Fees,
  Salaries, and Employee Benefits                               $  8,044          $ 7,442
Office Rent and Company Operations                              $  7,691          $ 7,626
Stock Services, Proxy, Annual Meeting, and
  SEC Report Compliance                                         $  5,758          $ 3,631
Professional Fees (accounting & legal)                          $ 22,130          $24,642
Income and other taxes                                          $    296          $ 7,093

As a result of the above items the Company  experienced a loss before  provision for income taxes of
$16,872 in the six months ended September 30, 2001, as compared to income received before  provision for income taxes of $386,410 in the comparable period a year earlier.

Indiana gross tax of $296 was applicable in the six months ended  September 30, 2001, as compared to
$7,093 that were  applicable in the six months ended September 30, 2000. No federal tax provision is applicable in the six months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had net working capital of $1,459,683, substantially all of which was in cash and money market funds.  St. Lawrence has sufficient  capital  resources to continue its current business.

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

     Item 6(a) Exhibits - None

     Item 6(b) Reports on Form 8-K -

     No reports on Form 8-K were required to be filed for the quarter for which this report is filed.

                                              SIGNATURE

Pursuant to the requirements of the Securities  Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        THE ST. LAWRENCE SEAWAY CORPORATION
                                                        Registrant

                                                        /s/ Daniel L. Nir
Date: 11/14/01                                          --------------------------------------------
                                                        Daniel L. Nir
                                                        President and Treasurer
                                                        (Chief Financial Officer)

Date: 11/14/01                                          /s/ Jack C. Brown
                                                        --------------------------------------------
                                                        Jack C. Brown
                                                        Secretary

