Form 10-Q
period 2001-12-31
ST LAWRENCE SEAWAY CORP
filed 2002-02-14
CIK 86264

====================================================================================================

                                 SECURITIES AND EXCHANGE COMMISSION

                                       WASHINGTON, D.C. 20549

                                              FORM 10-Q
                                              ---------

                             QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                                             Commission File No.
December 31, 2001                                                                     0-2040
-----------------                                                             ---------------------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                       ------------------------------------------------------
                       (Exact Name of Registrant as Specified in its Charter)

     INDIANA                                                                35-1038443
     -------                                                                ----------
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

                             Yes   X                  No
                                 -----                   -----

Indicate the number of shares  outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class                                                         Outstanding at February 2, 2002
     -----                                                         -------------------------------

Common Stock, $1.00 par value                                                   393,735

====================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION                                                                 PAGE

Balance Sheets - December 31, 2001 and March 31, 2001.............................................3

Statements of Income - Three months ended December 31, 2001 and 2000
   (UNAUDITED)....................................................................................4

Statements of Income - Nine months ended December 31, 2001 and 2000
   (UNAUDITED)....................................................................................5

Statements of Cash Flows - Nine months ended December 31, 2001 and
   2000 (UNAUDITED)        .......................................................................6

Notes to Financial Statements - December 31, 2001................................................7-9

Management's Discussion and Analysis of Financial Condition and
   Results of Operations   ....................................................................10-11

PART II.  OTHER INFORMATION.......................................................................12

Signatures........................................................................................13

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                                DECEMBER 31, 2001 AND MARCH 31, 2001

                                                                DECEMBER 31,               MARCH 31,
                                                                        2001                    2001
                                                                ====================================

                                               ASSETS

Current assets:
     Cash and cash equivalents                                  $    1,457,551             1,479,010
     Interest and other receivables                                          0                 3,033
     Prepaid items                                                           0                 9,649
                                                                ------------------------------------
Total Current Assets                                                 1,457,551             1,491,692

Land                                                                         0                     0
                                                                ------------------------------------
Total Assets                                                    $    1,457,551             1,491,692
                                                                ====================================

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable & other                                   $       13,173                 6,674
     Federal & state taxes payable                                         401                 8,167
                                                                ------------------------------------
Total Current Liabilities                                               13,574                14,841

Shareholders' equity:
     Common stock, par value $1,
        4,000,000 authorized, 393,735 issued
        and outstanding at the respective dates                        393,735               393,735
     Additional paid-in capital                                        377,252               377,252
     Retained earnings                                                 672,990               705,864
                                                                ------------------------------------
Total Shareholders' Equity                                           1,443,977             1,476,851
                                                                ------------------------------------
Total Liabilities and Shareholders' Equity                      $    1,457,551             1,491,692
                                                                ====================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                     DECEMBER 31, 2001 AND 2000
                                             (UNAUDITED)

                                                                  DECEMBER 31,          DECEMBER 31,
                                                                          2001                  2000
                                                                ====================================
Revenues:
     Interest and dividends                                     $        7,699                22,967
                                                                ------------------------------------
Total revenues                                                           7,699                22,967

Operating costs and expenses:
     General and administrative                                         23,300                24,596
                                                                ------------------------------------
Total operating expenses                                                23,300                24,596

Income (Loss) before tax provision                                     (15,601)               (1,629)
     Provision for income taxes/
       (tax benefit)                                                       105                   308
                                                                -------------------------------------
Net income (loss)                                               $      (15,706)               (1,937)
                                                                =====================================

Per share data:
     Weighted average number
       of common shares outstanding                                    393,735               393,735
                                                                ------------------------------------

Primary earnings per share:
  Income (Loss) per share                                               ($0.04)               ($0.00)
                                                                =====================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED
                                     DECEMBER 31, 2001 AND 2000
                                             (UNAUDITED)

                                                                  DECEMBER 31,          DECEMBER 31,
                                                                          2001                  2000
                                                                ====================================

Revenues:
     Interest and dividends                                     $       34,450                60,483
     Sale of land, net                                                       0               392,235
                                                                ------------------------------------
Total revenues                                                          34,450               452,718

Operating costs and expenses:
     General and administrative                                         66,923                67,936
                                                                ------------------------------------
Total operating expenses                                                66,923                67,936

Income (Loss) before tax provision                                     (32,473)              384,782
     Provision for income taxes/
       (tax benefit)                                                       401                 7,402
                                                                ------------------------------------
Net income (loss)                                                      (32,874)              377,380
                                                                ====================================

Per share data:
     Weighted average number
       of common shares outstanding                                    393,735               393,735
                                                                ------------------------------------

Primary earnings per share:
  Income (Loss) per share                                               ($0.08)                $0.96
                                                                ====================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                         STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                                     DECEMBER 31, 2001 AND 2000
                                             (UNAUDITED)

                                                                  December 31,          December 31,
                                                                          2001                  2000
                                                                ====================================

Cash flows from operating activities:
Net income (loss)                                               $      (32,874)             $377,380
Adjustments to reconcile net income to
   Net cash from operating activities

Gain from Sale of Land                                                       0              (392,235)
(Increase) Decrease in current assets:
Interest and other receivables                                           3,033                 2,037
Prepaid items                                                            9,649                (6,208)

(Decrease) Increase in current liabilities:

Accounts payable                                                         6,499               (13,015)
Income taxes payable                                                     7,766                 7,975
                                                                ------------------------------------
   Net cash from operating activities                                  (21,459)              (24,066)

Cash flows from investing activities:
   Sale of Land                                                              0               511,148
                                                                ------------------------------------
   Net cash from investing activities                                        0               511,148

Cash Flows from financing activities:
   Net cash from financing activities                                        0                     0

Net (decrease) increase in cash and                                    (21,459)              487,082
cash equivalents

Cash and cash equivalents, beginning                                 1,479,010               999,649
                                                                ------------------------------------
Cash and cash equivalents, ending                               $    1,457,551            $1,486,731
                                                                ====================================

Supplemental disclosures of cash flow
   Information:
   Cash paid for income taxes                                                0                 7,227
   Cash paid for interest expense                                            0                     0

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                            NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                          DECEMBER 31, 2001
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
In the opinion of management,  all adjustments  (consisting of normal recurring accruals) considered necessary for a fair  presentation  have been included.  Operating results for the nine month period ending December 31, 2001 are not necessarily  indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further  information,  refer to the financial  statements and footnotes  thereto  included in the  Company's  annual report on Form 10-K for the fiscal year ended
March 31, 2001.

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

NOTE F--OTHER EVENTS

The  Company  has entered  into a Research  Funding  Agreement  with New York  University  School of
Medicine,  New York,  New York,  under  which the  Company  will  provide  funding  for the  further development of certain NYU medical discoveries and technology,  in return for which the Company will be  entitled to receive  License  Fees from the future  commercial  uses of such  discoveries.  Such technology  is subject to pending NYU Patent  application  and  generally  relates to  treatment  of certain prostate enlargements and prostate cancers.  Under the Agreement,  the Company has agreed to provide research funding of $25,000 for each of eight calendar  quarters,  in exchange for which the
Company would be entitled to receive 1.5% of future license revenues from the sale, license or other commercialization  of the NYU Patents. The Company has the option to provide additional funds for up to three  additional  years of  development,  in exchange for which the  Company's  share of license revenue from the NYU Patents would increase to a maximum of 3.75%. Development and commercialization of the NYU Patent is highly  speculative  and subject to numerous  uncertainties,  both  scientific, financial, practical and commercial.

In a separate matter,  the Company has also entered into a non-binding  letter of intent under which it will provide development  funding to a newly-formed  private company for specified drug treatment protocols for thyroid and cardiovascular disease. Such treatments are in early stage development and involve the use of novel  formulations of hormones,  delivered in controlled  release  formulations.
Funding  provided  by the  Company  would be used for the purpose of  financing  development  of new formulations  of such hormone,  and to conduct animal and human clinical  trials.  Research has been initiated  by a private  company  (the  "Development  Company")  founded  by  physicians  at a major metropolitan New York City area hospital. If consummated, the terms of the letter of intent call for the Company to acquire,  subject to adjustment, a 25% ownership stake in the Development Company, in exchange  for its  commitment  to provide  development  funding of  $750,000  over an  approximately one-year  period,  with follow-on  investment of an additional  $750,000 if certain  preliminary FDA testing approvals are secured. If the product is licensed by Development Company to a pharmaceutical partner  during this period,  the Company  would be entitled to a portion of  Development  Company's resulting  royalties  and progress  payments.  The amount of ownership to be received by the Company would be subject to adjustment,  based upon ownership and license  arrangements that the Development
Company  makes with  laboratories  that  provide  research  and  formulation  expertise  and assets, development  or  licensing  partners,  or other  sources of  financing.  The  Company has loaned the
Development  Company Forty Thousand  Dollars,  secured by such entities  assets,  in connection with entering the letter of intent.  Consummation  of the transaction is expected in the first quarter of
2002. Development and commercialization of the treatment protocols is highly speculative and subject to numerous uncertainties, both scientific, practical, financial and commercial.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF  OPERATIONS  -- Three  months  ended  December 31, 2001 as compared to three months ended
December 31, 2000.

Interest and dividend  income  decreased to $7,699 in the three months ended December 31, 2001, from
$22,967 in the three months ended  December  31, 2000.  This  decrease is a result of lower rates of interest earned on invested funds.

General and administrative expenses decreased to $23,300 in the three months ended December 31, 2001 from $24,596 in the three months ended December 31, 2000. This decrease reflects savings realized on general office expenses and annual meeting costs.

As a result of the above items,  the Company had a loss of $15,601 before  provision of income taxes in the three months ended  December 31, 2001,  as compared to a loss of $1,629  before  provision of income taxes in the three months ended December 31, 2000.

Indiana  gross tax of $105 was provided for in the three months ended  December 31, 2001 as compared to Indiana  gross tax of $308 in the three months ended  December 31, 2000. No federal tax provision is applicable in the three month periods ended December 31, 2001 and 2000.

RESULTS OF OPERATIONS - Nine months ended December 31, 2001,  compared to nine months ended December
31, 2000.

Interest and dividend  income  decreased to $34,450 in the nine months ended December 31, 2001, from
$60,483 in the same period  ended  December 31,  2000.  This  decrease is a result of lower rates of interest earned on invested funds.

General and  administrative  expenses of $66,923 and $67,936,  respectively,  were comparable in the nine months ended December 31, 2001, and December 31, 2000, as illustrated by the following table:

                                          NINE MONTHS ENDED
                                            DECEMBER 31,

                                                                         2001            2000
                                                                         ----            ----

Executive Compensation, Management Fees,
  Salaries, and Employee Benefits                                      $13,023           $12,556
Office Rent and Company Operations
  (including Farm Operations)                                          $11,363           $10,965
Stock  Transfer Services, Proxy, Annual Meeting,
   and SEC Report Compliance                                           $ 6,993           $11,274
Professional Fees (accounting & legal)                                 $35,544           $33,141
Payroll, excise and other taxes                                        $     0           $     0

As a result of the above items the Company had a loss before  provision  for income taxes of $32,473 in the nine months ended  December 31, 2001 as compared to income before  provision for income taxes of $384,782 in the comparable period a year earlier.

Indiana gross tax of $401 was provided for in the nine months ended December 31, 2001 as compared to
Indiana  gross tax of $7,402 that was  applicable  in the nine months ended  December  31, 2000.  No federal tax provision is applicable in the nine month periods ended December 31, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had net working capital of $1,443,977,  substantially all of which was in cash and money market funds.  St. Lawrence has sufficient  capital  resources to continue its current business.

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

            (a)  The Company held its Annual Meeting of Stockholders on December 12, 2001.

            (b)  Not applicable.

            (c)  At the stockholders meeting, the Company's nominees for director were elected by the following votes:

                 NOMINEE                          VOTES IN FAVOR              VOTES TO WITHHOLD
                                                                                  AUTHORITY

            Joel M. Greenblatt                       222,437                        1,495

            Daniel L. Nir                            222,304                        1,628

            Jack C. Brown                            221,305                        2,127

            Edward B. Grier III                      222,437                        1,495

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

                                                        THE ST. LAWRENCE SEAWAY CORPORATION
                                                        Registrant

                                                        /s/Daniel L. Nir
                                                        --------------------------------------------
Date:  2/14/02                                          Daniel L. Nir
                                                        President and Treasurer
                                                        (Chief Financial Officer)

Date:  2/14/02                                          /s/Jack C. Brown
                                                        --------------------------------------------
                                                        Jack C. Brown
                                                        Secretary

