Form 10-K
period 2002-03-31
ST LAWRENCE SEAWAY CORP
filed 2002-07-01
CIK 86264

=====================================================================================================

                          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                              FORM 10-K

X  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
-

                              FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                                                 or

_  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the transition period from _____________ to ____________

                                   Commission file number: 0-2040

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                       ------------------------------------------------------
                       (Exact Name of Registrant as Specified in its Charter)

               Indiana                                                         35-1038443
      ---------------------------                                ------------------------------------
     (State or Other Jurisdiction                                (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

   320 N. Meridian St., Suite 818                                                      46204
           Indianapolis, Indiana                                                    ----------
(Address of Principal Executive Offices)                                            (Zip Code)

                                           (317) 639-5292
                        ----------------------------------------------------
                        (Registrant's telephone number, including area code)

                  Securities registered pursuant to Section 12(b) of the Act: None

                     Securities Registered Pursuant to Section 12(g) of the Act:

                                           Title of class
                                           --------------
                               Common Stock, par value $1.00 per share

     Indicate by check mark whether the registrant:  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of  delinquent  filers  pursuant to Item 405 of Regulation
S-K is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of common stock held by  non-affiliates of the registrant as of June
4, 2002 was approximately $812,000.

     The number of shares of common  stock of the  registrant  outstanding  as of June 24,  2002 was
393,735.

=====================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION

                                               PART I

ITEM 1 - BUSINESS

     The St. Lawrence Seaway  Corporation  (the  "Company") is an Indiana  corporation  organized on
March 31, 1959. Prior to 1998, the Company  principally engaged in farming,  timber,  harvesting and other  traditional  agricultural  activities.  The Company is currently engaged in investing in drug development  programs  and in  evaluating  other  alternatives  to its  former  business,  including continuing its evaluation of operating companies for acquisition,  merger or investment. Pending any such  transaction,  the  Company  will  continue  its  practice  of  maintaining  its cash assets in relatively liquid interest/dividend bearing money market investments.  Eventually such assets may be used for an acquisition or for a partial payment of an acquisition or for the  commencement of a new business.

     RESEARCH  FUNDING.  In the last two years,  the Company has  examined  several  investment  and acquisition  opportunities in technology and Internet-related fields, but ultimately determined that they were not suitable for the Company.  The Company has  broadened its search to  opportunities  to participate in funding the development of pharmaceuticals and health-related products. The following is a summary of two ventures the Company has finalized.

     The Company has entered into a Research  Funding  Agreement with New York University  School of
Medicine,  New York,  New York,  under  which the  Company  will  provide  funding  for the  further development of certain NYU medical discoveries and technology,  in return for which the Company will be  entitled to receive  license  fees from the future  commercial  uses of such  discoveries.  Such technology  is subject to pending NYU patent  applications  and  generally  relates to  treatment of certain  prostate  enlargements and prostate  cancers.  Under the Research  Funding  Agreement,  the
Company has agreed to provide  research funding of $25,000 for each of eight calendar  quarters,  in exchange for which the Company would be entitled to receive 1.5% of future license revenues from the sale, license or other  commercialization  of the patents.  The first payment was made in connection with the execution of the Research Funding  Agreement in January 2002. The Company has the option to provide additional funds for up to three additional years of development,  in exchange for which the
Company's  share of  license  revenue  from the  patents  would  increase  to a  maximum  of  3.75%.
Development  and  commercialization  of the  patents is highly  speculative  and subject to numerous scientific,  financial, practical and commercial uncertainties.  There can be no assurances that the
Company will receive any license revenues as a result of its investment.

     In a separate  matter,  the Company has also entered into a joint venture  agreement as of June
25, 2002 under which it will provide development funding to a newly-formed private limited liability company, T3 Therapeutics,  LLC (the "Development  Company"),  for specified drug treatment protocols for thyroid  and  cardiovascular  disease,  in exchange  for an equity  interest in the  Development
Company. Such treatments are in early stage development and involve the use of novel formulations of hormones, delivered in controlled release formulations. Funding provided by the Company will be used for the purpose of financing development of new formulations of such hormones, and to conduct animal and human clinical trials.  Research has been initiated by the Development  Company,  which has been founded by physicians at a major  metropolitan New York City area hospital.  The agreement calls for the Company to acquire,  subject to adjustment,  a 12.5% ownership stake in the Development Company, in  exchange  for its  commitment  to  provide  development  funding  of  $750,000,  for use over an approximately  two-year period. The agreement  provides for a follow-on  investment of an additional
$750,000 if certain preliminary FDA testing approvals are secured, with a corresponding  increase in the Company's  ownership stake to 25% of the Development  Company. If the product is licensed by the
Development Company to a pharmaceutical  partner,  the Company would be entitled to a portion of the
Development  Company's  resulting  royalties  and progress  payments.  The amount of ownership to be received by the Company is subject to adjustment,  based upon (i) ownership and license arrangements that the Development Company makes with laboratories that provide research and formulation expertise and products,  (ii) development or licensing  transactions or (iii) other sources of financing.  The
Company loaned the Development Company $40,000 in connection with entering into the letter of intent relating to the joint venture agreement; the $40,000 note was cancelled and has been credited toward the Company's  initial  $750,000  investment.  Development  and  commercialization  of the treatment protocols  is highly  speculative  and  subject to numerous  scientific,  practical,  financial  and commercial uncertainties.  There can be no assurances that the Company will receive any royalties or progress payments, or that the value of its ownership stake in the Development Company will increase or even maintain its current value.

     ACTIVITIES  DURING FISCAL YEAR 2001.  During part of the fiscal year ended March 31, 2001,  the
Company was still the record  owner of one parcel of  agricultural  real estate in Northern  Indiana comprising  approximately 195 acres. This real estate, known as Schleman Farm, was primarily devoted to farming  activities under the cash lease method of operation.  The cash lease method of operation involves the leasing of the property to farmers who are directly  responsible  for the  operation of the farm and who paid the  Company a rental  fee  covering  a  ten-month  period  for the use of the property for farming and related activities. The Company generally received these rental payments at one time or in  semi-annual  installments.  Real  estate  taxes and other  minor  expenses,  such as insurance, were the responsibility of the Company in some instances.

     The Company  engaged the  services of a farm  management  company,  Halderman  Farm  Management
Service,  Inc., of Wabash,  Indiana  ("Halderman").  Under the contract,  Halderman managed, and was responsible for the negotiation of all leases, tenant contracts, and general operations and programs of the Schleman Farm.  Halderman was  compensated on a quarterly  per-acre fee basis. It had managed the current and former farm properties of the Company for more than ten years.

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
Paragon's  business  purpose  was to seek to  acquire  or  merge  with an  operating  business,  and thereafter to operate as a  publicly-traded  company.  Neither the Company nor Paragon  received any cash or other  proceeds  from the  distribution,  and the  Company's  stockholders  did not make any payment for the share and subscription  rights.  The distribution to the Company's  stockholders was made by the Company for the purpose of providing the Company's  stockholders with an equity interest in Paragon  without such  stockholders  being  required to  contribute  any cash or other capital in exchange for such equity interest.

     Paragon was an independent publicly-held  corporation.  However, because Paragon did not have a specific  operating  business,  in accordance with Rule 419 promulgated  under the Securities Act of
1933, as amended (the "Securities Act"), the shares and subscription  rights were held in escrow and were  non-transferable by the holder thereof.  There was no public trading market for the shares and none was expected to develop until after the consummation of a business  combination and the release of shares from escrow.

     On June 1, 2001,  Paragon notified the Board of Directors of the Company that the Paragon Board had determined that due to the lack of suitable business combinations available to Paragon,  Paragon would be liquidated and dissolved. All outstanding shares of Paragon (including all escrowed shares)
were  cancelled  effective  June 29, 2001. No  distributions  or payments were made to the Company's stockholders in connection with the liquidation of Paragon.

     FINANCING  ARRANGEMENTS.  The  Company  currently  has no debt for  borrowed  funds or  similar obligations  or  contingencies.  The Company may incur debt of an  undetermined  amount to effect an acquisition or commence a new business. The Company does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.

     LICENSES AND TRADEMARKS,  ETC. The business of the Company is not currently  dependent upon any patent, trademark, franchise or license.

     GOVERNMENTAL  REGULATION.  The Company believes it is in compliance with all federal, state and local regulations including all applicable environmental matters.

     EMPLOYEES.  The Company has no  employees  at this time.  Mr. Jack C. Brown,  Secretary  of the
Company receives a monthly fee of $500 for  administrative  services that he renders to the Company.
Such fee is paid pursuant to a month to month  arrangement.  Part-time  secretarial  and bookkeeping services are  provided to the Company by an employee of a  management  company with whom the Company shares office space.

ITEM 2 - PROPERTIES.

     At March 31, 2002, the Company did not own any real estate.

ITEM 3 - LEGAL PROCEEDINGS.

     The Company is not a party to, nor is any of its property the subject of, any material  pending legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                               PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET  INFORMATION.  The  Company's  common stock is not  currently  listed for trading on any exchange.  The  following  table sets forth the high and low sales price for each  quarterly  period during the fiscal years 2002 and 2001, as reported by Commodity  Systems,  Inc. from the pink sheets and the OTC Bulletin  Board.  The common stock is quoted under the ticker symbol  "STLS." Such price data reflects  inter-dealer  prices,  without  retail  mark-up,  mark-down or commission and may not represent actual transactions.

        FISCAL YEAR                QUARTER                  HIGH                    LOW
----------------------------------------------------------------------------------------------------
            2001                    First                   $2.13                  $2.00
----------------------------------------------------------------------------------------------------
                                    Second                  $3.25                  $2.06
----------------------------------------------------------------------------------------------------
                                    Third                   $3.50                  $2.00
----------------------------------------------------------------------------------------------------
                                    Fourth                  $2.75                  $2.00
----------------------------------------------------------------------------------------------------
            2002                    First                   $2.60                  $2.13
----------------------------------------------------------------------------------------------------
                                    Second                  $2.90                  $2.15
----------------------------------------------------------------------------------------------------
                                    Third                   $2.50                  $2.25
----------------------------------------------------------------------------------------------------
                                    Fourth                  $2.50                  $2.35
----------------------------------------------------------------------------------------------------

     DIVIDENDS.  It is the  present  policy  of the  Board of  Directors  of the  Company  to retain earnings,  if any, to finance the future expansion of the Company.  No cash dividends were paid this year and no cash dividends are expected to be paid in the future.

     NUMBER OF STOCKHOLDERS.  As of June 24, 2002, there were approximately  1,221 holders of record of the Company's common stock.

ITEM 6 - SELECTED FINANCIAL DATA

     The following table sets forth selected financial information with respect to the Company at or for the five fiscal years ended March 31, 2002.  All  information  set forth in the following  table should be read in connection with "Management's  Discussion and Analysis of Financial  Condition and
Results of Operations" and in conjunction with the Company's audited Financial  Statements and Notes thereto appearing elsewhere in this Report.

                                                      FOR THE FISCAL YEAR ENDED MARCH 31,
                                 -----------------------------------------------------------------------
                                    2002           2001           2000           1999           1998
                                 -----------  -------------  -------------  -------------  -------------
REVENUES:
Farm rentals....................    $    --        $    --        $ 8,208        $ 9,120        $ 9,120
Interest & dividends............     39,227         79,540         49,244         51,069         56,704
Sales of land...................         --        392,235             --             --             --
                                   --------       --------       --------       --------       --------
                                         --        392,235             --             --             --
                                   --------       --------       --------       --------       --------
   Total revenues...............     39,227        471,775         57,452         60,189         65,824
                                   --------       --------       --------       --------       --------
COSTS & EXPENSES:
Farm related operating costs....         --             --            833          1,613          1,734
Depreciation....................         --             --          1,111          1,568          1,568
Consulting fees.................      6,000          6,000          6,000          6,000          6,000
General and administrative......    124,888         85,585         88,034        102,102        112,092
                                    -------        -------        -------        -------        -------
   Total operating expenses.....    130,888         91,585         95,978        111,283        121,394
Income (loss) before income
   taxes........................   (91,661)        380,190       (38,526)       (51,094)       (55,570)
Income tax expense (benefit)....       449           7,594            573            690            787
                                   --------       --------       --------       --------       --------
   Net income (loss)............  $(92,110)      $ 372,596     $ (39,099)     $ (51,784)     $ (56,357)
                                  =========      =========     ==========     ==========     ==========
Income (loss) per common share..   $ (0.23)       $   0.95       $ (0.10)         (0.13)       $ (0.14)
                                   ========       ========       ========         ======       ========
Weighted average number of
   common shares outstanding....    393,735        393,735        393,735        393,735        393,735

                                                             AT MARCH 31,
                                 -----------------------------------------------------------------------
                                    2002           2001           2000           1999           1998
                                 -----------  -------------  -------------  -------------  -------------
BALANCE SHEET DATA:
Total assets.................... $1,600,214     $1,491,692     $1,123,040     $1,165,360     $1,231,852
Total liabilities...............    215,473         14,841         18,785         22,006         36,714
Shareholders' equity............  1,384,741      1,476,851      1,104,255      1,143,354      1,195,138

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     RECENT  ACTIVITIES.  Please see "Item 1 - Business - Research  Funding"  for a  description  of recent funding agreements that the Company has entered into in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003.

     RESULTS OF  OPERATIONS  FOR THE FISCAL YEAR ENDED MARCH 31, 2002 as Compared to the Fiscal Year
Ended March 31, 2001.  Interest and dividend income decreased by $40,313, or 50.7%, from $79,540 for the fiscal  year ended March 31,  2001 to $39,227  for the fiscal  year ended  March 31,  2002.  The decrease is a result of lower rates of interest earned on invested funds.

     There were no revenues  from sales of land in the fiscal year ended March 31, 2002, as compared to revenues of $392,235 from sales of land in the fiscal year ended March 31, 2001,  due to the sale of the Schleman Farm. As of March 31, 2002, the Company did not own any real estate.

     General and administrative expenses increased by $39,303, or 45.9%, from $85,585 for the fiscal year ended March 31, 2001 to $124,888  for the fiscal  year ended March 31,  2002.  The  increase is primarily  the result of  increased  professional  fees related to the  negotiation  of the research funding  arrangement  with  NYU and the  letter  of  intent  and  joint  venture  agreement  for the
Development Company.

     The following  table  summarizes the significant  components of these expenses,  and presents a comparison of such components for the years ended March 31, 2001 and March 31, 2000:

                                          FOR THE FISCAL YEAR ENDED MARCH 31,
                                          -----------------------------------
                                              2002                  2001
                                          -------------        --------------
Executive compensation,
    management fees, salaries and
    employee benefits..............          $ 11,086             $ 10,757
Office rent and operations.........            15,322               15,669
Stock services, proxy, annual
    meeting and SEC report
    compliance.....................            19,010               16,905
Professional fees (accounting &
    legal).........................            79,470               42,254
                                               ------               ------
         Total.....................          $124,888             $ 85,585
                                             ========             ========

     As a result of the above items,  the Company had a loss of $91,661 before  provision for income taxes for the fiscal year ended March 31, 2002, as compared to a gain of $380,190  before  provision for income taxes for the fiscal year ended March 31, 2001.

     Income tax paid for the fiscal year ended  March 31,  2002 was $449,  as compared to income tax paid for the fiscal year ended March 31, 2001 of $7,594.

     RESULTS OF OPERATIONS  FOR THE FISCAL YEAR ENDED MARCH 31, 2001, AS COMPARED TO THE FISCAL YEAR
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

                                          FOR THE FISCAL YEAR ENDED MARCH 31,
                                          -----------------------------------
                                               2001                  2000
                                          -------------        --------------
Executive compensation,
    management fees, salaries and
    employee benefits...........             $  10,757                 $  14,762
Office rent and operations......                15,669                    16,665
Stock services, proxy, annual
    meeting and SEC report
    compliance..................                16,905                    17,609
Professional fees (accounting &
    legal)......................                42,254                    37,866
Payroll, excise and other taxes.
                                                    --                     1,132
                                              --------                  --------
         Total..................              $ 85,585                  $ 88,034
                                              ========                  ========

     The Company had $380,190 of income  before taxes in the year ended March 31, 2001,  as compared to a loss of $38,526 before taxes in the year ended March 31, 2000.

     The income tax paid in the current year was $7,594.  An income tax of $573 was paid in the year ended March 31, 2000.

     LIQUIDITY  AND CAPITAL  RESOURCES.  At March 31, 2002,  the Company had net working  capital of
$1,259,741  the major portion of which was in cash and money market funds.  The Company  believes it has  sufficient  capital  resources to continue  its current  business.  In the event the  follow-on investment of $750,000 in the Development  Company is required to be made following  preliminary FDA approval,  the Company may need to raise  additional  funds to meet its  obligation,  either through borrowings or the issuance of additional equity interests in the Company.

     The  Company  may  require  the use of its  assets for a purchase  or  partial  payment  for an acquisition or in connection with another business opportunity.  In addition,  the Company may incur debt of an  undetermined  amount to effect an  acquisition  or in connection  with another  business opportunity.  It may also issue its  securities in connection  with an acquisition or other business opportunity.

     The Company  does not have a formal  arrangement  with any bank or financial  institution  with respect to the availability of financing in the future.

         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This  report  contains  forward-looking  statements  within the  meaning of Section  27A of the
Securities  Act of 1933 and Section 21E of the  Securities  Exchange  Act of 1934 which  reflect the
Company's  current  views  with  respect  to future  events  and  financial  performance.  The words
"believe,"  "expect,"  "anticipate," and similar expressions  identify  forward-looking  statements.
Investors  should not rely on  forward-looking  statements  because they are subject to a variety of risks,  uncertainties,  and other factors that could cause actual results to differ  materially from those expressed in any such  forward-looking  statements,  including those mentioned below and those detailed from time to time in the Company's  filings with the  Securities  and Exchange  Commission.
These factors include, but are not limited to:

     - the ability to successfully complete development and commercialization of products, including the cost, timing, scope and results of pre-clinical and clinical testing;

     - the ability to successfully  complete  product  research and further  development,  including animal, pre-clinical and clinical studies;

     - the ability of the developers to manage  multiple late stage clinical trials for a variety of product candidates;

     - significant  uncertainties and requirements to attain government  testing and sales approvals and licenses;

     - the volume and profitability of product sales;

     - changes in existing and  potential  relationships  with  financing,  corporate or  laboratory collaborators;

     - the cost,  delivery  and quality of  clinical  and  commercial  grade  materials  supplied by contract manufacturers or laboratories;

     - the timing, cost and uncertainty of obtaining regulatory approvals;

     - the  ability  to obtain  substantial  additional  funding  or to enter  into  development  or licensing arrangements with well-funded partners or licensees;

     - the ability to attract  manufacturing,  sales,  distribution and marketing partners and other strategic alliances;

     - the ability to develop and commercialize products before competitors; and

     - the dependence on certain founders and key management members of the developer, or physicians with expertise in the field.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of March 31, 2002,  the Company had cash and cash  equivalents  of $1,359,417  consisting of relatively liquid  interest/dividend  bearing money market investments.  Decreases in interest rates over time will reduce the Company's interest income from short-term investments.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Annexed hereto starting on Page 17.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                              PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth in the following  table are the names and ages of all persons who were members of the
Board of Directors of the Company at March 31, 2002, all positions and offices with the Company held by such persons,  their business experience,  the period during which they have served as members of the board of directors and other directorships held by them.

Directors/
Position in Company      Age  Director Since  Business Experience During Last Five Years  Other Directorships
-------------------      ---  --------------  ------------------------------------------  -------------------
Jack C. Brown            83   1959            Attorney at Law Indianapolis, Indiana since         None
Secretary                                     1945.

Joel M. Greenblatt       44   1993            Managing Partner of Gotham Capital III L.P.         None
Chairman of the Board                         ("Gotham") and its predecessors since 1985.
                                              Gotham is a private investment partnership
                                              which owns securities, equity interests,
                                              distressed debt, trade claims and bonds,
                                              derivatives and options and warrants of
                                              issuers engaged in a variety of businesses.

Daniel L. Nir            41   1993            Manager of Gracie Capital, L.P. since               None
President and Treasurer                       December, 1998; Manager of Sargeant Capital
                                              Ventures, LLC since December 1997; Managing
                                              Partner of Gotham, prior thereto.

Edward B. Grier          44   1993            Partner of Gracie Capital, L.P. since January       None
Vice President                                1999; Vice President of Gotham from 1992-1994
                                              and a limited partner of Gotham from January
                                              1, 1995 through December 31, 1998.

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

     COMPLIANCE  WITH SECTION 16(A) OF THE EXCHANGE  ACT.  Based solely on a review of Forms 3 and 4 and  amendments  thereto,  furnished to the Company  during the fiscal year ended March 31, 2002 and
Forms 5 and amendments  thereto furnished to the Company with respect to the fiscal year ended March
31,  2002,  no  director,  officer  or  beneficial  owner of more than 10% of the  Company's  equity securities  failed to file on a timely basis  reports  required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2002.

ITEM 11 - EXECUTIVE COMPENSATION.

     Except as noted below,  neither the Company's Chief  Executive  Officer nor any other executive officers of the Company (collectively the "Named Executives") received salary, bonus or other annual compensation  for  rendering  services to the Company  during the fiscal years ended March 31, 2002,
2001 and 2000.

     During each of the three fiscal years ended March 31, 2002,  2001 and 2000, the Company paid to
Jack C. Brown,  Secretary and a Director, a monthly fee of $500 for administrative  services that he renders to the Company. Such fee is on a month to month arrangement.

     SUMMARY  COMPENSATION  TABLE.  As  permitted  by  Item  402  of  Regulation  S-K,  the  Summary
Compensation  Table has been omitted as there was no  compensation  awarded to, earned by or paid to any  executive  officer  which is required to be reported in such Table for any fiscal year  covered thereby.  In  addition,  no  transactions  between  the  Company and a third party where the primary purpose of the  transaction was to furnish  compensation to any executive  officer were entered into for any fiscal year covered thereby.

     OPTION/SAR GRANTS IN FISCAL YEAR ENDED MARCH 31, 2002. No options or stock appreciation  rights were granted in the fiscal year ended March 31, 2002.

     AGGREGATED  OPTION/SAR  EXERCISES  IN FISCAL  YEAR ENDED  MARCH 31,  2002 AND  FISCAL  YEAR-END
OPTION/SAR  VALUES.  The Company has a stock option plan originally  adopted by the  shareholders on
June 12, 1978, and revised and approved by the shareholders on June 13, 1983, September 21, 1987 and
August 28, 1992.  The Company  currently has one  outstanding  Stock Option  Agreement  entered into pursuant to the Plan.  The options  granted  thereunder  expire on September 21, 2002. The following table  summarizes  options  exercised  during fiscal year 2002 and presents the value of unexercised options  held by Jack C.  Brown at  fiscal  year end.  There  are  currently  no  outstanding  stock appreciation rights.

                                                                                                Value of Unexercised in the
                                                               Number of Options/SAR's at       Money Options/SAR's at Fiscal
                                                                    Fiscal Year End                       Year End
                                (#)
                              Shares
                             Acquired            ($)             (#)              (#)               ($)              ($)
          Name              on Exercise    Value Realized    Exercisable     Unexercisable      Exercisable     Unexercisable
          ----              -----------    --------------    -----------     -------------      -----------     -------------
Joel M. Greenblatt              0                0               0                 0                0                 0
Daniel L. Nir                   0                0               0                 0                0                 0
Edward B. Grier, III            0                0               0                 0                0                 0
Jack C. Brown                   0                0          15,000                 0                0(1)              0

(1) Based on the closing  sale price of $2.45 on April 3, 2002,  the date closest to the fiscal year end on which a trade occurred. The options have an exercise price of $3.00 per share.

     LONG-TERM INCENTIVE PLANS - AWARDS IN FISCAL YEAR ENDED MARCH 31, 2002. Not applicable.

     COMPENSATION OF DIRECTORS. The By-laws of the Company provide for Directors to receive a fee of
$100 for each meeting of the Board of Directors which they attend plus  reimbursement for reasonable travel expense. No fees were paid to Directors for meetings in fiscal year 2002.

     As  discussed  above,  during the fiscal year ended March 31,  2002,  the Company  paid Jack C.
Brown,  Secretary and a Director, a monthly fee of $500 for administrative  services that he renders to the Company.

     COMPENSATION  COMMITTEE  INTERLOCK AND INSIDER  PARTICIPATION.  The Board of Directors does not have any standing audit,  nominating or compensation  committees or any other committees  performing similar functions.  Therefore,  there are no relationships or transactions  involving members of the
Compensation  Committee during the fiscal year ended March 31, 2002 required to be reported pursuant to Item 402(j) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The  following  table sets forth as of June 24,  2002 the  beneficial  share  ownership  of all beneficial owners of 5% or more of the Company's common stock, all directors and executive  officers of the Company owning securities, and of all officers and directors as a group.

                                           Amount and
                                           Nature of
Beneficial                                 Beneficial                                     Percent
Owner                                      Ownership                                      of Class
----------                                 -------------                                  --------

The Windward Group, L.L.C.                   150,000(1)                                    29.5%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Joel M. Greenblatt                           150,000(2)                                    29.5
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Daniel L. Nir                                150,000(2)                                    29.5
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Jack C. Brown                                 20,456(3)                                    4.02
320 N. Meridian St.
Suite 818
Indianapolis, IN 46204

Edward B. Grier III                                0                                          *
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Kevin J. and Dianne M. Bay                    20,500(4)                                     5.2
W288 S290 Elmhurst Drive
Waukesha, WI 53188

All directors and
 officers as a group                         170,456                                       33.5
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

     (4) Kevin J. Bay and Dianne M. Bay are husband and wife.  The Bays own 18,000  shares of common stock of the Company, in a joint account. Each of Mr. and Mrs. Bay also own 600 and 1,900 additional shares,  respectively,  in individual accounts, as reported in a Schedule 13D filed with the SEC and the Company on January 19, 2000.

     No other person or group has reported  that it is the  beneficial  owner of more than 5% of the outstanding common stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.

                                               PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS:                                              Page No.

    Independent Auditor's Report                                          17
    Balance Sheets                                                        18
    Statements of Income                                                  19
    Statement of Shareholders' Equity                                     20
    Statements of Cash Flow                                               21

    Notes to Financial Statements                                         22

    FINANCIAL SCHEDULES:

   None required.

Schedules other than those listed above are omitted for the reason that they are not required or not appropriate or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

     A current  report  with  respect to Item 5 of Form 8-K was filed by the  Company on February 8,
2002.

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

     (xi) Agreement dated as of January 24, 2002 by and between New York University and St. Lawrence
     Seaway Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 8, 2002).

     (xii)  Limited  Liability  Agreement  of T3  Therapeutics,  LLC  dated  as  of  June  25,  2002
     (Incorporated  by reference  to Exhibit  10.1 to the Current  Report on Form 8-K filed June 27,
     2002).

                                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   THE ST. LAWRENCE SEAWAY CORPORATION

                                                   By: /s/  Daniel L. Nir
                                                      -----------------------------------------------
                                                      Daniel L. Nir President, Treasurer and Director

                                                   Date: June 28, 2002

     Pursuant to the  requirements  of the  Securities  Exchange  Act of 1934,  this report has been signed below by the following  persons (who included a majority of the Board of Directors) on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                           Title                                      Date

/s/  Daniel L. Nir                       President, Treasurer                    June 28, 2002
----------------------------------       and Director
Daniel L. Nir
(Principal Financial
and Accounting Officer)

/s/  Joel M. Greenblatt                  Chairman of the Board,                  June 28, 2002
----------------------------------       and Director
Joel M. Greenblatt
(Principal Executive
Officer)

/s/  Jack C. Brown                       Secretary and Director                  June 28, 2002
---------------------------------
Jack C. Brown

/s/  Edward B. Grier III                 Director                                June 28, 2002
-------------------------------
Edward B. Grier III

SALLEE & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
-----------------------------------------------------------------------------------------------------

BOARD OF DIRECTORS
THE ST. LAWRENCE SEAWAY CORPORATION
INDIANAPOLIS, INDIANA

                                   REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying  balance sheets of The St. Lawrence Seaway  Corporation as of March
31, 2002 and 2001, and the related  statements of income,  shareholders  equity,  and cash flows for each of the three years in the period  ended March 31,  2002.  These  financial  statements  are the responsibility  of the Company's  management.  Our  responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The St. Lawrence Seaway Corporation as of March 31, 2002 and 2001, and the
results of its  operations  and its case flows for each of the three years in the period ended March
31, 2002 in conformity with generally accepted accounting principles.

June 19, 2002
                                                                 /s/ Sallee & Company, Inc.
                                                                 ------------------------------------

        1509 J STREET, P.O. BOX 1148, BEDFORD, INDIANA 47421, 812-275-4444 (FAX) 812-275-3300

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS
                                       MARCH 31, 2002 AND 2001

                                                             2002                         2001
                                                             ----                         ----
ASSETS

Current assets:
     Cash and cash equivalents...........                 $1,359,417                  $ 1,479,010
     Interest and other receivables......                        797                        3,033
     Note receivable....................                      40,000                            0
     Prepaid items......................                           0                        9,649
                                                         -----------                  -----------
         Total current assets............                  1,400,214                    1,491,692

     Research investment - Note 7........                    200,000                            0
                                                         -----------                  -----------
         Total assets...................                 $ 1,600,214                  $ 1,491,692
                                                         ===========                  ===========

LIABILITIES AND SHAREHOLDERS'EQUITY

Current liabilities:
     Accounts payable & other...........                   $  40,024                    $   6,674
     Federal and state taxes payable....                         449                        8,167
     Research investment funding........                     100,000                            0
                                                         -----------                  -----------
         Total current liabilities......                     140,473                       14,841
Long term liabilities:
     Research investment funding........                      75,000                            0
                                                         -----------                  -----------
         Total liabilities..............                     215,473                       14,841
                                                         -----------                  -----------
Shareholders' equity:
     Common stock, par value $1
         4,000,000 authorized, 393,735
         issued and outstanding at the
         respective dates..............
                                                             393,735                      393,735
     Additional paid-in capital........                      377,252                      377,252
     Retained earnings.................                      613,754                      705,864
                                                         -----------                  -----------
     Total shareholders' equity........                    1,384,741                    1,476,851
                                                         -----------                  -----------
Total Liabilities and Shareholders'
     Equity............................                  $ 1,600,214                  $ 1,491,692
                                                         ===========                  ===========

             The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                        STATEMENTS OF INCOME

                                                                 YEARS ENDED MARCH 31,
                                                        2002               2001               2000
                                                        ----               ----               ----
Revenues:
     Farm rentals........................             $      0           $      0           $  8,208
     Interest and dividends..............               39,227             79,540             49,244
     Sales of land.......................                    0            392,235                  0
                                                     ---------          ---------          ---------
         Total revenues..................               39,227            471,775             57,452

Operating costs and expenses:
     Farm related operating costs........                    0                  0                833
     Depreciation........................                    0                  0              1,111
     Consulting fees.....................                6,000              6,000              6,000
     General and administrative
         expenses........................              124,888             85,585             88,034
                                                     ---------          ---------          ---------
         Total operating expenses........              130,888             91,585             95,978
                                                     ---------          ---------          ---------

Income (loss) before income taxes........             (91,661)            380,190           (38,526)
Income taxes.............................                 449               7,594                573
                                                     ---------          ---------          ---------
     Net income (loss)...................            $(92,110)          $ 372,596          $(39,099)
                                                     =========          =========          =========
Per Share Data:
Weighted average number of common
     shares outstanding..................              393,735            393,735            393,735
                                                     =========           ========          =========
Basic earnings per common and common
   equivalent shares.....................            $  (0.23)           $   0.95          $  (0.10)
                                                     =========           ========          =========

             The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                            Common Stock         Paid-in Capital            Income           Retained Earnings
                                         -------------------    -------------------    ------------------    -------------------
Balances at March 31, 1999............       $ 393,735              $ 377,252               $   0             $ 372,367
     Net loss for 2000................                                                                          (39,099)
                                                                                                               ---------
Balances at March 31, 2000............         393,735                377,252                   0               333,268
     Net income for 2001..............                                                                          372,596
                                                                                                               ---------
Balances at March 31, 2001............         393,735                377,252                   0               705,864
     Net loss for 2002................                                                                          (92,110)
                                                                                                               ---------
Balances at March 31, 2002............         393,735                377,252                   0               613,754
                                                                                                               =========

                    The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                       STATEMENTS OF CASH FLOW
                              YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                                 YEARS ENDED MARCH 31,
                                                        2002              2001              2000
                                                        ----              ----              ----
Cash flows from operating activities:
     Net income (loss)...................            $ (92,110)        $ 372,596          $(39,099)
     Adjustments to reconcile net
        income to net cash from
        operating activities:
        Depreciation....................                     0                 0             1,111
        Gain on sale of land............                     0          (392,235)                0
        (Increase) decrease in current
           assets:
        Other receivables................              (37,764)             (996)            8,694
        Prepaid items....................                9,649            (7,208)              775
        (Decrease) increase in current
           liabilities:
        Other liabilities................              125,632                 0                0
        Accounts payable and other.......                    0            (3,944)           (3,221)
                                                    ----------         ----------        ----------
Net cash from operating activities......                 5,407           (31,787)          (31,740)

Cash flows from investing activities:
     Research investment.............                (200,000)                 0                 0
     Sales of land.....................                      0           511,148                 0
                                                    ----------         ----------        ----------
         Net cash from investing
           activities..................              (200,000)           511,148                 0

Cash flows from financing activities:

     Research investment funding.......                 75,000                 0                 0
                                                    ----------         ----------        ----------
         Net cash from financing
           activities..................                 75,000                 0                 0
     Net decrease in cash and cash
       equivalents.....................              (119,593)           479,361          (31,740)

Cash and cash equivalents, beginning...              1,479,010           999,649         1,031,389
                                                    ----------         ---------        ----------
Cash and cash equivalents, ending......             $1,359,417        $1,479,010        $  999,649
                                                    ==========        ==========        ==========

Supplemental disclosures of cash flow
     information:
     Cash paid for income taxes........                 $    0          $  9,649            $  500
     Cash paid for interest expenses...                 $    0                 0                 0

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

RECLASSIFICATION:

The 2001 and 2000 financial  statements have been reclassified,  where necessary,  to conform to the presentation of the 2002 financial statements.

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

                                 THE ST. LAWRENCE SEAWAY CORPORATION

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

The Company has  4,000,000  authorized  $1 par value common  shares.  As of March 31, 2002 and 2001, there were 393,735 common shares issued and outstanding.

NOTE 3. RELATED PARTIES

During the fiscal years ending  March 31,  2002,  2001 and 2000,  the Company paid to Jack C. Brown,
Secretary  and a Director,  an annual  administrative  fee of $6,000,  which was paid monthly in the amount of $500.

NOTE 4. INCOME TAXES

At March 31, 2002, the Company had approximately  $93,000 in loss carryforwards.  If not used, these carryforwards  will begin to expire in 2012. No tax benefits have been recognized in these financial statements.  Provisions for any deferred  federal and state tax  liabilities are immaterial to these financial statements.

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

On June 1, 2001,  Paragon notified the Board of Directors of St. Lawrence that the Paragon Board had determined that due to the lack of suitable  business  contributions  available to Paragon,  Paragon would be liquidated and dissolved.  All outstanding  shares thereof  (including all escrowed shares)
were cancelled effective on June 29, 2001.

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

                                 THE ST. LAWRENCE SEAWAY CORPORATION

NOTE 7.  RESEARCH INVESTMENT

The  Company  has entered  into a Research  Funding  Agreement  with New York  University  School of
Medicine,  New York,  New York,  under  which the  Company  will  provide  funding  for the  further development of certain NYU medical discoveries and technology,  in return for which the Company will be  entitled to receive  license  fees from the future  commercial  uses of such  discoveries.  Such technology  is subject to pending NYU patent  applications  and  generally  relates to  treatment of certain  prostate  enlargements and prostate  cancers.  Under the Research  Funding  Agreement,  the
Company has agreed to provide  research funding of $25,000 for each of eight calendar  quarters,  in exchange for which the Company would be entitled to receive 1.5% of future license revenues from the sale, license or other  commercialization  of the patents.  The first payment was made in connection with the execution of the Research Funding  Agreement in January 2002. The Company has the option to provide additional funds for up to three additional years of development,  in exchange for which the
Company's  share of  license  revenue  from the  patents  would  increase  to a  maximum  of  3.75%.
Development  and  commercialization  of the  patents is highly  speculative  and subject to numerous scientific,  financial, practical and commercial uncertainties.  There can be no assurances that the
Company will receive any license revenues as a result of its investment.

NOTE 8.  SUBSEQUENT EVENTS

The Company  has  entered  into a joint  venture  agreement  as of June 25, 2002 under which it will provide  development  funding to a newly-formed  private limited liability company, T3 Therapeutics,
LLC  (the  "Development   Company"),   for  specified  drug  treatment  protocols  for  thyroid  and cardiovascular  disease,  in  exchange  for an equity  interest  in the  Development  Company.  Such treatments are in early stage  development  and involve the use of novel  formulations  of hormones, delivered in controlled release  formulations.  Funding provided by the Company will be used for the purpose of financing  development of new  formulations  of such hormones,  and to conduct animal and human  clinical  trials.  Research has been  initiated by the  Development  Company,  which has been founded by physicians at a major  metropolitan New York City area hospital.  The agreement calls for the Company to acquire,  subject to adjustment,  a 12.5% ownership stake in the Development Company, in  exchange  for its  commitment  to  provide  development  funding  of  $750,000,  for use over an approximately  two-year period. The agreement  provides for a follow-on  investment of an additional
$750,000 if certain preliminary FDA testing approvals are secured, with a corresponding  increase in the  Company's  ownership  stake to 25% of the  Development  Company.  If the product is licensed by
Development  Company to a  pharmaceutical  partner,  the  Company  would be entitled to a portion of
Development  Company's  resulting  royalties  and progress  payments.  The amount of ownership to be received by the Company is subject to adjustment,  based upon (i) ownership and license arrangements that the Development Company makes with laboratories that provide research and formulation expertise and products,  (ii) development or licensing  transactions or (iii) other sources of financing.  The
Company loaned the Development Company $40,000 in connection with entering into the letter of intent relating to the joint venture agreement; the $40,000 note was cancelled and has been credited toward the Company's  initial  $750,000  investment.  Development  and  commercialization  of the treatment protocols  is highly  speculative  and  subject to numerous  scientific,  practical,  financial  and commercial uncertainties.

