Form 10-Q
period 2002-06-30
ST LAWRENCE SEAWAY CORP
filed 2002-08-14
CIK 86264

===================================================================================================

                                 SECURITIES AND EXCHANGE COMMISSION

                                       WASHINGTON, D.C. 20549

                                              ---------
                                              FORM 10-Q
                                              ---------

                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                                                     Commission File No.
      June 30, 2002                                                                   0-2040
      -------------                                                                   ------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                 -----------------------------------
                       (Exact Name of Registrant as Specified in its Charter)

             INDIANA                                                        35-1038443
             -------                                                        ----------
(State or other jurisdiction of                                (I.R.S. Employer Identification No.)
 incorporation or organization)

818 Chamber of Commerce Building
320 N. Meridian Street
Indianapolis, Indiana                                                             46204
---------------------------------------                                           -----
(Address of principal executive offices)                                        (Zip Code)

Registrant's telephone number, including area code      (317) 639-5292
                                                    -----------------------

Indicate by check mark  whether the  registrant:  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months,  and (2)
has been subject to such filing requirements for the past 90 days.

         Yes     X                  No
             ---------                 ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                                      Outstanding at August 12, 2002
         -----                                                      ------------------------------
Common Stock, $1.00 par value                                                    393,735

===================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION

                                           FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION                                                        PAGE
                                                                                      ----

Notes to Financial Statements - June 30, 2002...........................................6-8

Management's Discussion and Analysis of Financial Condition and
   Results of Operations   .............................................................9-10

PART II.  OTHER INFORMATION.............................................................11

Signatures..............................................................................12

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                                  JUNE 30, 2002 AND MARCH 31, 2002

                                                              At June 30, 2002    At March 31, 2002
                                                              ----------------    -----------------
                                                                 (unaudited)
                                               ASSETS
Current assets:
    Cash and cash equivalents............................         $  599,826          $1,359,417
    Interest and other receivables.......................                468                 797
    Note receivable......................................                 --              40,000
                                                                 -----------         -----------
         Total current assets............................            600,294           1,400,214

Research investment......................................            950,000             200,000
                                                                 -----------         -----------
         Total assets....................................        $ 1,550,294         $ 1,600,214
                                                                 ===========         ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable & other.............................          $  53,215            $ 40,024
    Federal & state taxes payable........................                494                 449
    Research investment funding..........................            100,000             100,000
                                                                 -----------         -----------
         Total current liabilities.......................            153,709             140,473

Long term liabilities:
    Research investment funding..........................             50,000              75,000
                                                                 -----------         -----------
         Total liabilities...............................            203,709             215,473
                                                                 -----------         -----------

Shareholders' equity:
    Common stock, par value $1, 4,000,000 authorized,
       393,735 issued and outstanding at the respective
       dates.............................................            393,735             393,735
    Additional paid-in capital...........................            377,252             377,252
    Retained earnings....................................            575,598             613,754
                                                                 -----------         -----------
    Total shareholders' equity...........................          1,346,585           1,384,741
                                                                 -----------         -----------
         Total liabilities and shareholders' equity......        $ 1,550,294          $1,600,214
                                                                 ===========         ===========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                       JUNE 30, 2002 AND 2001
                                             (UNAUDITED)

                                                                      For the Three Months Ended
                                                                 -----------------------------------
                                                                 June 30, 2002         June 30, 2001
                                                                 -------------         -------------
Revenues:
    Interest and dividends...............................         $     4,174            $   15,257
                                                                  -----------            ----------
Total revenues...........................................               4,174                15,257

Operating costs and expenses:
    General and administrative...........................              42,285                18,990
                                                                  -----------            ----------
Total operating expenses.................................              42,285                18,990

Income (loss) before tax provision.......................             (38,111)               (3,733)
    Provision for income taxes...........................                  45                   191
                                                                  -----------            ----------
Net income (loss)........................................         $   (38,156)           $   (3,924)
                                                                  ============           ===========

Per share data:
    Weighted average number of common shares outstanding.
                                                                      393,735               393,735
                                                                  -----------            ----------
Primary earnings per share:
    Income (loss) per share..............................         $     (0.10)           $    (0.01)
                                                                  ============           ===========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                         STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                       JUNE 30, 2002 AND 2001
                                             (UNAUDITED)

                                                                    For the Three Months Ended
                                                               -----------------------------------
                                                               June 30, 2002         June 30, 2001
                                                               -------------         -------------

Cash flows from operating activities:
Net income (loss)                                                $  (38,156)            $  (3,924)
Adjustments to reconcile net income to
   Net cash from operating activities

(Increase) Decrease in current assets:
Interest and other receivables                                       40,329                 1,624
Prepaid items                                                            --                 8,167

(Decrease) Increase in current liabilities:
Accounts payable                                                     13,191                (3,500)
Income taxes payable                                                     45                (7,976)
                                                                -----------            -----------
   Net cash from operating activities                                15,409                (5,069)

Cash flows from investing activities:
   Research investment                                             (750,000)                   --
                                                                ------------           ----------
   Net cash from investing activities                              (750,000)                   --

Cash flows from financing activities:
   Research investment funding                                      (25,000)                   --
                                                                ------------           ----------
   Net cash from financing activities                               (25,000)                   --

Net (decrease) increase in cash and
cash equivalents                                                   (759,591)               (5,609)

Cash and cash equivalents, beginning                              1,359,417             1,479,010
                                                                -----------            ----------
Cash and cash equivalents, ending                                $  599,826            $1,473,401
                                                                ===========            ==========

Supplemental disclosures of cash flow
   information:
   Cash paid for income taxes                                            --                    --
   Cash paid for interest expense                                        --                    --

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                            NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
                                            JUNE 30, 2002

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
In the opinion of management,  all adjustments  (consisting of normal recurring accruals) considered necessary for a fair presentation  have been included.  Operating results for the three month period ending June 30, 2002 are not  necessarily  indicative  of the results  that may be expected  for the fiscal year ending March 31, 2003. For further  information,  refer to the financial  statements and footnotes  thereto  included in the  Company's  annual report on Form 10-K for the fiscal year ended
March 31, 2002.

NOTE B--RECLASSIFICATION

     The 2001  financial  statements  have been  reclassified,  where  necessary,  to conform to the presentation of the 2002 financial statements.

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
("Paragon"),  and 514,191  non-transferable  rights (the  "Subscription  Right") to purchase two (2)
additional  Shares of  Paragon.  Paragon's  business  purpose is to seek to acquire or merge with an operating business,  and thereafter to operate as a publicly-traded  company.  The Company purchased the Paragon  shares on March 6, 1997, for $5,141,  or $.01 per share,  and  distributed  one Paragon share and one  subscription  right for each share of the Company's  common stock owned or subject to exercisable  options and warrants as of March 21, 1997 (the "Record Date").  Neither the Company nor
Paragon received any cash or other proceeds from the  distribution,  and the Company's  stockholders did not make any payment for the share and  subscription  rights.  The distribution to the Company's stockholders was made by the Company for the purpose of providing the Company's stockholders with an equity interest in Paragon without such stockholders  being required to contribute any cash or other capital in exchange for such equity interest.

     On March 21, 1997,  the Securities and Exchange  Commission  declared  effective a Registration
Statement on Form S-1 filed by Paragon,  registering  the  Distribution  of Shares and  Subscription
Rights  to  the  Company's  stockholders.  The  cost  of  organizing  Paragon  and  registering  the distribution have been borne by the founders of Paragon.

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

     In April and June,  2001,  Paragon's  Board of Directors  voted to discontinue the search for a
Target  Business,  withdraw its S-1  Registration  Statement  and  dissolve as soon as  possible.  A
Post-Effective  Amendment  terminating the Registration  Statement and de-registering the securities described  therein was filed with the SEC on June 22, 2001. The dissolution of Paragon was completed effective June 29, 2001. As a result,  subscription  rights held by the Company's  stockholders have been effectively cancelled.

NOTE E--DISPOSITION OF ASSETS

     On February 23, 2000, the Company  conducted a real estate auction and entered into  definitive sales and purchase  agreements with seven  non-affiliated  individual  purchasers to sell all of the land owned by the Company. The real estate was sold at auction for an aggregate gross sales price of
$567,500.  At closing,  an aggregate  $13,225 price  reduction  was made due to acreage  corrections revealed  by the survey  delivered  at closing  and due to  deletion  from the sale  property  of an electrical  substation not owned by the Company.  All sales were closed as of June 14, 2000, and net proceeds of $506,510 were  delivered to the Company as of that date. In the fiscal year ending March
31, 2001, the Company was subject to tax on the net gain, after related selling  expenses,  from the
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

NOTE F--RESEARCH INVESTMENT

The  Company  has entered  into a Research  Funding  Agreement  with New York  University  School of
Medicine,  New York,  New York,  under  which the  Company  will  provide  funding  for the  further development of certain NYU medical discoveries and technology,  in return for which the Company will be  entitled to receive  license  fees from the future  commercial  uses of such  discoveries.  Such technology  is subject to pending NYU patent  applications  and  generally  relates to  treatment of certain  prostate  enlargements and prostate  cancers.  Under the Research  Funding  Agreement,  the
Company has agreed to provide  research funding of $25,000 for each of eight calendar  quarters,  in exchange for which the Company would be entitled to receive 1.5% of future license revenues from the sale, license or other  commercialization  of the patents.  The first payment was made in connection with the execution of the Research Funding Agreement in January, 2002. The Company has the option to provide additional funds for up to three additional years of development,  in exchange for which the
Company's  share of  license  revenue  from the  patents  would  increase  to a  maximum  of  3.75%.
Development  and  commercialization  of the patents are highly  speculative  and subject to numerous scientific,  financial, practical and commercial uncertainties.  There can be no assurances that the
Company will receive any license revenues as a result of its investment.

NOTE G--T3 THERAPEUTICS INVESTMENT

The Company has entered  into a joint  venture  agreement  under which it will  provide  development funding to a newly-formed private limited liability company, T3 Therapeutics,  LLC (the "Development
Company") for specified drug treatment protocols for thyroid and cardiovascular  disease in exchange for an equity interest in the Development  Company.  Such treatments are in early stage  development and involve the use of novel formulations of hormones, delivered in controlled release formulations.
Funding  provided  by the  Company  will be used for the  purpose of  financing  development  of new formulations of such hormones,  and to conduct animal and human clinical  trials.  Research has been initiated by the Development  Company,  which has been founded by physicians at a major metropolitan
New York City area hospital. The agreement calls for the Company to acquire,  subject to adjustment, a 12.5%  ownership  stake in the  Development  Company,  in exchange for its  commitment  to provide development  funding of $750,000,  for use over an  approximately  two-year  period.  The  agreement provides for a follow-on  investment of an additional  $750,000 if certain  preliminary  FDA testing approvals are secured with a corresponding  increase in the Company's  ownership stake to 25% of the
Development  Company. If the product is licensed by Development Company to a pharmaceutical  partner the Company would be entitled to a portion of Development Company's resulting royalties and progress payments.  The amount of ownership to be received by the Company is subject to adjustment based upon
(i) ownership and license  arrangements  that the Development  Company makes with  laboratories that provide research and formulation expertise and products, (ii) development or licensing transactions, or (iii)  other  sources of  financing.  The  Company  loaned  the  Development  Company  $40,000 in connection with entering the letter of intent relating to the joint venture  agreement;  the $40,000 note was  cancelled  and has  been  credited  toward  the  Company's  initial  $750,000  investment.
Development and  commercialization  of the treatment  protocols is highly speculative and subject to numerous scientific, practical, financial and commercial uncertainties.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESEARCH  FUNDING - Please see "Note G--T3  Therapeutics"  in the Notes to the  Financial  Statement
contained  under Item 1 of this Form 10-Q for a  description  of a research  funding  agreement  the
Company entered into during the three months ended June 30, 2002.

RESULTS OF OPERATIONS -- Three months ended June 30, 2002 as compared to three months ended June 30,
2001.

Interest and  dividend  income  decreased  to $4,174 for the three months ended June 30, 2002,  from
$15,257 for the three months ended June 30, 2001, a decrease of $11,086,  or 72.7%. This decrease is a result of lower cash balances during the period due to research  funding  investments,  as well as due to lower rates of interest earned on invested funds. Interest and dividend income is expected to be  significantly  lower in future periods as a result of the investment of a significant  amount of the Company's cash in the T3 Therapeutics joint venture and in the NYU Research Funding Agreement.

General and administrative  expenses  increased $23,295,  or 122.7%, to $42,285 for the three months ended June 30,  2002 from  $18,990  for the three  months  ended June 30,  2001.  This  increase  is primarily the result of increased  legal fees incurred during the negotiation of the T3 Therapeutics joint venture. The following table provides further detail on general and administrative expenses:

                                     THREE MONTHS ENDED JUNE 30,

                                                                          2002           2001
                                                                          ----           ----

Executive compensation, management fees, salaries and employee
     benefits..................................................           $3,686         $4,299
Office rent and company operations.............................           $4,092         $3,703
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................           $1,507         $3,006
Professional fees (accounting & legal).........................          $33,000         $7,982

As a result of the above items,  the Company had a loss of $38,111 before  provision of income taxes in the three months ended June 30, 2002, as compared to a loss of $3,733 before  provision of income taxes in the three months ended June 30, 2001.

Indiana  gross tax of $45 was  provided  for in the three  months ended June 30, 2002 as compared to
Indiana  gross tax of $191 in the three  months  ended June 30,  2001.  No federal tax  provision is applicable in the three month periods ended June 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had net working capital of $446,585, substantially all of which was in cash and money market funds.  The Company believes it has sufficient  capital  resources to continue its current business.  In the event the follow-on  investment of $750,000 in the Development Company is required to be made following preliminary FDA approval,  the Company may need to raise additional funds to meet its  obligation,  either  through  borrowings  or the  issuance of  additional  equity interests in the Company.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This  Form  10-Q  contains  statements  which  are not  historical  facts,  but are  forward-looking statements which are subject to risks,  uncertainties  and unforeseen  factors that could affect the
Company's ability to accomplish its strategic objectives with respect to acquisitions and developing new business  opportunities,  as well as its  operations  and actual  results.  All  forward-looking statements contained herein reflect Management's  analysis only as of the date of the filing of this
Form 10-Q. Except as may be required by law, the Company undertakes no obligation to publicly revise these  forward-looking  statements  to reflect  events or  circumstances  that arise  after the date hereof.  In addition to the disclosures  contained  herein,  readers should  carefully review risks, uncertainties  and other factors  contained in other  documents which the Company files from time to time with the Securities and Exchange Commission. These factors include, but are not limited to:

o       the  ability  to  successfully  complete  development  and  commercialization  of  products, including the cost, timing, scope and results of pre-clinical and clinical testing;
o       the ability to successfully  complete  product research and further  development,  including animal, pre-clinical and clinical studies;
o       the ability of the developers to manage multiple late stage clinical trials for a variety of product candidates;
o       significant  uncertainties and requirements to attain government testing and sales approvals and licenses;
o       the volume and profitability of product sales;
o       changes in existing and  potential  relationships  with  financing,  corporate or laboratory collaborators;
o       the cost,  delivery  and quality of clinical  and  commercial  grade  materials  supplied by contract manufacturers or laboratories;
o       the timing, cost and uncertainty of obtaining regulatory approvals;
o       the  ability  to obtain  substantial  additional  funding or to enter  into  development  or licensing arrangements with well-funded partners or licensees;
o       the ability to attract manufacturing,  sales,  distribution and marketing partners and other strategic alliances;
o       the ability to develop and commercialize products before competitors; and
o       the  dependence  on  certain  founders  and key  management  members  of the  developer,  or physicians with expertise in the field.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material  change in the  Company's  exposure to market risk since the  information disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

PART II.  OTHER INFORMATION

            Item 1.        LEGAL PROCEEDING - Not Applicable

            Item 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS - Not Applicable

            Item 3.        DEFAULTS UPON SENIOR SECURITIES - Not Applicable

            Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable

            Item 5.        OTHER INFORMATION - Not Applicable

            Item 6.        EXHIBITS AND REPORTS ON FORM 8-K -

            Item 6(a) Exhibits -

            99.1    Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
            99.2    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

            Item 6(b) Reports on Form 8-K -

            A current report with respect to Item 5 of Form 8-K was filed by the Company on
            June 27, 2002.

                                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        THE ST. LAWRENCE SEAWAY CORPORATION

                                                        Registrant

                                                        /s/ Daniel L. Nir
Date:  August 14, 2002                                  -------------------------------------------
                                                        Daniel L. Nir
                                                        President and Treasurer
                                                        (Chief Financial Officer)

Date:  August 14, 2002                                  /s/Jack C. Brown
                                                        -------------------------------------------
                                                        Jack C. Brown
                                                        Secretary

