Form 10-Q
period 2002-09-30
ST LAWRENCE SEAWAY CORP
filed 2002-11-13
CIK 86264

===================================================================================================

                                 SECURITIES AND EXCHANGE COMMISSION

                                       WASHINGTON, D.C. 20549

                                              ---------
                                              FORM 10-Q
                                              ---------

                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                                                      Commission File No.
    September 30, 2002                                                                   0-2040
----------------------                                                          ---------------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                 -----------------------------------
                       (Exact Name of Registrant as Specified in its Charter)

     INDIANA                                                                 35-1038443
     -------                                                                 ----------
(State or other jurisdiction of                                (I.R.S. Employer Identification No.)
 incorporation or organization)

818 Chamber of Commerce Building
320 N. Meridian Street
Indianapolis, Indiana                                                                     46204
--------------------------------------------------                                        -----
(Address of principal executive offices)                                               (Zip Code)

Registrant's telephone number, including area code  (317) 639-5292
                                                    ----------------

Indicate by check mark  whether the  registrant:  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months,  and (2)
has been subject to such filing requirements for the past 90 days.

         Yes     X                  No ______
             ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                                         Outstanding at November 13, 2002
     -----                                                         --------------------------------
Common Stock, $1.00 par value                                                    393,735

===================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION

                                           FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION                                                                  PAGE
                                                                                                ----

Notes to Financial Statements - September 30, 2002...............................................7-9

Management's Discussion and Analysis of Financial Condition and
   Results of Operations   ....................................................................10-12

PART II.  OTHER INFORMATION.......................................................................13

Signatures........................................................................................14

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                                SEPTEMBER 30, 2002 AND MARCH 31, 2002

                                                           At September 30, 2002    At March 31, 2002
                                                              (unaudited)           -----------------
                                                           ---------------------

                                               ASSETS
Current assets:
    Cash and cash equivalents............................           $  546,537             $1,359,417
    Interest and other receivables.......................                  215                    797
    Note receivable......................................                   --                 40,000
                                                                 -------------          -------------
         Total current assets............................              546,752              1,400,214

Research investment......................................              950,000                200,000
                                                                 -------------          -------------
         Total assets....................................        $   1,496,752           $  1,600,214
                                                                 =============           ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable & other.............................            $  41,582               $ 40,024
    Federal & state taxes payable........................                  519                    449
    Research investment funding..........................              100,000                100,000
                                                                 -------------          -------------
         Total current liabilities.......................              142,101                140,473

Long term liabilities:
    Research investment funding..........................               25,000                 75,000
                                                                 -------------          -------------
         Total liabilities...............................              167,101                215,473
                                                                 -------------          -------------

Shareholders' equity:
    Common stock, par value $1, 4,000,000 authorized,
       393,735 issued and outstanding at the respective
       dates.............................................              393,735                393,735
    Additional paid-in capital...........................              377,252                377,252
    Retained earnings....................................              558,664                613,754
                                                                 -------------          -------------
    Total shareholders' equity...........................            1,329,651              1,384,741
                                                                 -------------          -------------
         Total liabilities and shareholders' equity......         $  1,496,752             $1,600,214
                                                                  ============          =============

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                     SEPTEMBER 30, 2002 AND 2001
                                             (UNAUDITED)

                                                                       For the Six Months Ended
                                                              September 30, 2002       September 30, 2001
                                                              ------------------       ------------------
Revenues:
    Interest and dividends...............................         $      2,109               $   11,493
                                                                 -------------            -------------
Total revenues...........................................                2,109                   11,493

Operating costs and expenses:
    General and administrative...........................               19,018                   24,632
                                                                 -------------            -------------
Total operating expenses.................................               19,018                   24,632

Income (loss) before tax provision.......................             (16,909)                 (13,139)
    Provision for income taxes...........................                  25                      105
                                                                 -------------            -------------
Net income (loss)........................................          $  (16,934)              $  (13,244)
                                                                 =============            =============

Per share data:
    Weighted average number of common shares outstanding.
                                                                       393,735                  393,735
                                                                 -------------            -------------
Primary earnings per share:
    Income (loss) per share..............................          $    (0.04)              $    (0.03)
                                                                 =============            =============

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                            STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED
                                     SEPTEMBER 30, 2002 AND 2001
                                             (UNAUDITED)

                                                                       For the Six Months Ended
                                                              September 30, 2002       September 30, 2001
                                                              ------------------       ------------------
Revenues:
    Interest and dividends...............................         $      6,283               $   26,751
                                                                 -------------            -------------
Total revenues...........................................                6,283                   26,751

Operating costs and expenses:
    General and administrative...........................               61,303                   43,623
                                                                 -------------            -------------
Total operating expenses.................................               61,303                   43,623

Income (loss) before tax provision.......................             (55,020)                 (16,872)
    Provision for income taxes...........................                  70                      296
                                                                 -------------            -------------
Net income (loss)........................................          $  (55,090)              $  (17,168)
                                                                 =============            =============

Per share data:
    Weighted average number of common shares outstanding.
                                                                       393,735                  393,735
                                                                 -------------            -------------
Primary earnings per share:
    Income (loss) per share..............................          $    (0.14)              $    (0.04)
                                                                 =============            =============

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                          STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                     SEPTEMBER 30, 2002 AND 2001
                                             (UNAUDITED)

                                                                    For the Six Months Ended
                                                           September 30, 2002       September 30, 2001
                                                           ------------------       ------------------
Cash flows from operating activities:
Net income (loss)                                                  $(55,090)             $(17,168)
Adjustments to reconcile net income to
   Net cash from operating activities

(Increase) Decrease in current assets:
Interest and other receivables                                       40,582                 1,948
Prepaid items                                                            --                 9,649

(Decrease) Increase in current liabilities:
Accounts payable                                                      1,558                 1,500
Income taxes payable                                                     70                (7,871)
                                                              -------------          -------------
   Net cash from operating activities                               (12,880)              (11,942)

Cash flows from investing activities:
   Research investment                                             (750,000)                   --
                                                              -------------          -------------
   Net cash from investing activities                              (750,000)                   --

Cash flows from financing activities:
   Research investment funding                                      (50,000)                   --
                                                              -------------          -------------
   Net cash from financing activities                               (50,000)                   --

Net (decrease) increase in cash and
cash equivalents                                                   (812,880)              (11,942)

Cash and cash equivalents, beginning                              1,359,417             1,479,010
                                                              -------------          -------------
Cash and cash equivalents, ending                              $    546,537          $  1,467,068
                                                              =============          =============

Supplemental disclosures of cash flow
   information:
   Cash paid for income taxes                                            --                    --
   Cash paid for interest expense                                        --                    --

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  NOTES TO THE FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2002
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
In the opinion of management,  all adjustments  (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month and six month periods ending  September 30, 2002 are not  necessarily  indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information,  refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

                                 THE ST. LAWRENCE SEAWAY CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESEARCH FUNDING.

     Please see "Note G--T3  Therapeutics" in the Notes to the Financial  Statement  contained under
Item 1 of this Form 10-Q for a description of a research funding  agreement the Company entered into during the six months ended September 30, 2002.

RESULTS OF  OPERATIONS  -- Three months ended  September  30, 2002 as compared to three months ended
                           September 30, 2001.

     Interest and dividend income decreased to $2,109 for the three months ended September 30, 2002, from $11,493 for the three months ended  September  30, 2001, a decrease of $9,384,  or 81.6%.  This decrease is a result of lower cash balances during the period due to the investment of a significant amount of the Company's cash in the T3  Therapeutics  joint venture and in the NYU Research  Funding
Agreement, as well as due to lower rates of interest earned on invested funds.

     General and administrative expenses decreased $5,614, or 22.8%, to $19,018 for the three months ended  September 30, 2002 from $24,633 for the three months ended  September 30, 2001. This decrease is primarily the result of reduced annual meeting expenses and related  professional fees due to the timing of the annual meeting of shareholders. The following table provides further detail on general and administrative expenses:

                                         THREE MONTHS ENDED SEPTEMBER 30,

                                                                       2002             2001
                                                                       ----             ----
Executive compensation, management fees, salaries and employee
     benefits..................................................     $ 5,143            $ 4,145
Office rent and company operations.............................       4,765              3,588
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................       1,610              2,752
Professional fees (accounting & legal).........................       7,500             14,148
                                                                      -----             ------
                  Total........................................     $19,018            $24,633
                                                                    =======            =======

     As a result of the above items,  the Company had a loss of $16,909  before  provision of income taxes in the three  months  ended  September  30,  2002,  as  compared  to a loss of $13,139  before provision of income taxes in the three months ended September 30, 2001.

     Indiana  gross tax of $25 was  provided for in the three  months  ended  September  30, 2002 as compared  to Indiana  gross tax of $105 in the three  months  ended June 30,  2001.  No federal  tax provision is applicable in the three month periods ended September 30, 2002 and 2001.

RESULTS OF OPERATIONS - Six months ended September 30, 2002 as compared to September 30, 2001.

     Interest and dividend  income  decreased to $6,283 for the six months ended September 30, 2002, from $26,751 for the six months ended  September  30,  2001, a decrease of $20,468,  or 76.5%.  This decrease is a result of lower cash balances during the period due to the investment of a significant amount of the Company's cash in the T3  Therapeutics  joint venture and in the NYU Research  Funding
Agreement. Cash and cash equivalents decreased $812,880, or 60.0%, to $546,357 at September 30, 2002
from $1,359,417 at March 31, 2002, primarily as a result of the research funding investments.

     General and administrative  expenses increased $17,680, or 40.5%, to $61,303 for the six months ended  September 30, 2002 from $43,623 for the six months ended September 30, 2001. This increase is primarily the result of increased  legal fees incurred during the negotiation of the T3 Therapeutics joint venture. The following table provides further detail on general and administrative expenses:

                                   SIX MONTHS ENDED SEPTEMBER 30,

                                                                        2002                  2001
                                                                        ----                  ----

Executive compensation, management fees, salaries and employee
     benefits..................................................      $ 8,829               $ 8,444
Office rent and company operations.............................        8,857                 7,291
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................        3,117                 5,758
Professional fees (accounting & legal).........................       40,500                22,130
                                                                      ------                ------
                  Total........................................      $61,303               $43,623
                                                                     =======               =======

     As a result of the above items,  the Company had a loss of $55,020 before  provision for income taxes in the six months ended September 30, 2002, as compared to a loss of $17,168 before  provision for income taxes in the six months ended September 30, 2001.

     Indiana  gross tax of $70 was  provided  for in the six  months  ended  September  30,  2002 as compared to Indiana  gross tax of $296 in the six months ended  September  30, 2001.  No federal tax provision is applicable in the six month periods ended September 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, the Company had net working  capital of $404,651,  substantially  all of which was in cash and money market funds. The Company believes it has sufficient  capital  resources to  continue  its  current  business.  In the event the  follow-on  investment  of  $750,000  in the
Development Company is required to be made following preliminary FDA approval,  the Company may need to raise  additional  funds to meet its  obligation,  either  through  borrowings or the issuance of additional equity interests in the Company.

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

ITEM 4.  CONTROLS AND PROCEDURES.

         (a) Evaluation of Disclosure  Controls and Procedures.  The Company's Chairman of the Board
and President and Treasurer have evaluated the  effectiveness of the Company's  disclosure  controls and  procedures  (as such term is defined in Rules  13a-14(c)  and  15d-14(c)  under the  Securities
Exchange  Act of 1934,  as amended  (the  "Exchange  Act")) as of a date within 90 days prior to the filing date of this quarterly  report (the  "Evaluation  Date").  Based upon such  evaluation,  such officers have concluded  that, as of the  Evaluation  Date,  the Company's  disclosure  controls and procedures are effective in alerting them on a timely basis to material  information relating to the
Company required to be included in the Company's reports filed or submitted under the Exchange Act.

         (b)  Changes  in  Internal  Controls.  Since the  Evaluation  Date,  there has not been any significant  changes in the Company's internal controls or in other factors that could significantly affect such controls.

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

        ITEM 3.        DEFAULTS UPON SENIOR SECURITIES - Not Applicable

        ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable

        ITEM 5.        OTHER INFORMATION - Not Applicable

        ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K -

        ITEM  6(A)  EXHIBITS  -  99.1  -  Certificate  of  Chief  Executive  Officer  under  Section
                                          906 of the Sarbanes-Oxley Act of 2002.

                                99.2  -   Certificate  of  Chief  Financial  Officer  under  Section
                                          906 of the Sarbanes-Oxley Act of 2002.

        ITEM 6(B)  REPORTS  ON FORM 8-K - No  reports  on Form 8-K were  filed  during  the three months ended September 30, 2002.

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

                                                        THE ST. LAWRENCE SEAWAY CORPORATION

                                                        Registrant

                                                        /s/Daniel L. Nir
                                                        --------------------------------------------
Date:  November 13, 2002                                Daniel L. Nir
                                                        President and Treasurer
                                                        (Chief Financial Officer)

Date:  November 13, 2002                                /s/Jack C. Brown
                                                        --------------------------------------------
                                                        Jack C. Brown
                                                        Secretary

                                           CERTIFICATIONS

         I, Joel M. Greenblatt, certify that:

         1. I have  reviewed  this  quarterly  report  on  Form  10-Q  of The  St.  Lawrence  Seaway
Corporation;

         2. Based on my knowledge,  this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the  statements  made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.  Based on my  knowledge,  the  financial  statements,  and other  financial  information included in this quarterly report,  fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's  other  certifying  officers and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material  information relating to the registrant,  including its consolidated subsidiaries,  is made known to us by others within  those  entities,  particularly  during the period in which  this  quarterly  report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation  Date");
and

            c) presented in this quarterly  report our conclusions  about the  effectiveness  of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The  registrant's  other  certifying  officers and I have  disclosed,  based on our most recent  evaluation,  to the registrant's  auditors and the audit committee of registrant's  board of directors (or persons performing the equivalent functions):

            a) all significant  deficiencies  in the design or operation of internal  controls which could adversely affect the registrant's ability to record,  process,  summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;
and

            b) any fraud,  whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether  there  were  significant  changes  in  internal  controls  or in other  factors  that could significantly  affect  internal  controls  subsequent  to the  date of our most  recent  evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                                                       By:   /s/ Joel M. Greenblatt
                                                                             ----------------------
                                                                             Joel M. Greetblatt
                                                                             Chairman of the Board

         I, Daniel L. Nir, certify that:

         1. I have  reviewed  this  quarterly  report  on  Form  10-Q  of The  St.  Lawrence  Seaway
Corporation;

         2. Based on my knowledge,  this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the  statements  made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.  Based on my  knowledge,  the  financial  statements,  and other  financial  information included in this quarterly report,  fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's  other  certifying  officers and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material  information relating to the registrant,  including its consolidated subsidiaries,  is made known to us by others within  those  entities,  particularly  during the period in which  this  quarterly  report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation  Date");
and

            c) presented in this quarterly  report our conclusions  about the  effectiveness  of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The  registrant's  other  certifying  officers and I have  disclosed,  based on our most recent  evaluation,  to the registrant's  auditors and the audit committee of registrant's  board of directors (or persons performing the equivalent functions):

            a) all significant  deficiencies  in the design or operation of internal  controls which could adversely affect the registrant's ability to record,  process,  summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;
and

            b) any fraud,  whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether  there  were  significant  changes  in  internal  controls  or in other  factors  that could significantly  affect  internal  controls  subsequent  to the  date of our most  recent  evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

                                                              By: /s/ Daniel L. Nir
                                                                  ----------------------------------
                                                                  Daniel L. Nir
                                                                  President and Treasurer

