Form 10-Q
period 2002-12-31
ST LAWRENCE SEAWAY CORP
filed 2003-02-14
CIK 86264

====================================================================================================

                                 SECURITIES AND EXCHANGE COMMISSION

                                       WASHINGTON, D.C. 20549

                                              FORM 10-Q
                                              ---------

                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                                                       Commission File No.
    December 31, 2002                                                                   0-2040
    -----------------                                                                  --------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                       ------------------------------------------------------
                       (Exact Name of Registrant as Specified in its Charter)

     INDIANA                                                                  35-1038443
     -------                                                                  ----------
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
has been subject to such filing requirements for the past 90 days.    Yes  X        No
                                                                         ------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                                          Outstanding at February 13, 2003
     -----                                                          --------------------------------
Common Stock, $1.00 par value                                                   393,735

====================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION

                                           FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION                                                                  PAGE
                                                                                                ----

Notes to Financial Statements - December 31, 2002................................................7-9

Management's Discussion and Analysis of Financial Condition and
   Results of Operations.......................................................................10-12

PART II.  OTHER INFORMATION.......................................................................13

Signatures........................................................................................14

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                                DECEMBER 31, 2002 AND MARCH 31, 2002

                                                               At December 31,          At March 31,
                                                                    2002                    2002
                                                               --------------          --------------
                                                                 (unaudited)
                                               ASSETS
Current assets:
    Cash and cash equivalents............................         $ 469,585               $1,359,417
    Interest and other receivables.......................                --                      797
    Note receivable......................................                --                   40,000
                                                                 ----------               ----------
         Total current assets............................           469,585                1,400,214

Research investment......................................           950,000                  200,000
                                                                 ----------               ----------
         Total assets....................................        $1,419,585               $1,600,214
                                                                 ==========               ==========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable & other.............................          $ 11,220                 $ 40,024
    Federal & state taxes payable........................                24                      449
    Research investment funding..........................           100,000                  100,000
                                                                 ----------               ----------
         Total current liabilities.......................           111,244                  140,473

Long term liabilities:
    Research investment funding..........................                --                   75,000
                                                                 ----------               ----------
         Total liabilities...............................           111,244                  215,473
                                                                 ----------               ----------

Shareholders' equity:
    Common stock, par value $1, 4,000,000 authorized,
       393,735 issued and outstanding at the respective
       dates.............................................           393,735                  393,735
    Additional paid-in capital...........................           377,252                  377,252
    Retained earnings....................................           537,354                  613,754
                                                                 ----------               ----------
    Total shareholders' equity...........................         1,308,341                1,384,741
                                                                 ----------                ---------
         Total liabilities and shareholders' equity......        $1,419,585               $1,600,214
                                                                 ==========               ==========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                     DECEMBER 31, 2002 AND 2001
                                             (UNAUDITED)

                                                                      For the Three Months Ended
                                                                   December 31,          December 31,
                                                                       2002                 2001
                                                                  -------------          ------------
Revenues:
    Interest and dividends...............................           $   1,733             $  7,699
                                                                    ---------             --------
Total revenues...........................................               1,733                7,699

Operating costs and expenses:
    General and administrative...........................              23,019               23,300
                                                                    ---------               ------
Total operating expenses.................................              23,019               23,300

Income (loss) before tax provision.......................             (21,286)             (15,601)
    Provision for income taxes...........................                  24                  105
                                                                    ----------            --------
Net income (loss)........................................           $ (21,310)            $(15,706)
                                                                    ===========           =========

Per share data:
    Weighted average number of common shares outstanding.
                                                                      393,735              393,735
                                                                      -------              -------
Primary earnings per share:
    Income (loss) per share..............................           $  (0.05)             $  (0.04)
                                                                    =========             =========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED
                                     DECEMBER 31, 2002 AND 2001
                                             (UNAUDITED)

                                                                      For the Nine Months Ended
                                                                   December 31,      December 31,
                                                                       2002             2001
                                                                   ------------      ------------
Revenues:
    Interest and dividends...............................           $    8,016         $  34,450
                                                                    ----------        ----------
Total revenues...........................................                8,016            34,450

Operating costs and expenses:
    General and administrative...........................               84,322            66,923
                                                                    ----------        ----------
Total operating expenses.................................               84,322            66,923

Income (loss) before tax provision.......................              (76,306)          (32,473)
    Provision for income taxes...........................                   94               401
                                                                    ----------        ----------
Net income (loss)........................................           $  (76,400)        $ (32,874)
                                                                    ===========        ==========

Per share data:
    Weighted average number of common shares outstanding.
                                                                       393,735           393,735
                                                                    ----------        ----------
Primary earnings per share:
    Income (loss) per share..............................           $    (0.19)        $   (0.08)
                                                                    ===========        ==========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                         STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                                     DECEMBER 31, 2002 AND 2001
                                             (UNAUDITED)

                                                                     For the Nine Months Ended
                                                                  December 31,      December 31,
                                                                      2002             2001
                                                                  ------------      ------------
Cash flows from operating activities:
Net income (loss)                                                  $(76,400)         $(32,874)
Adjustments to reconcile net income to
   Net cash from operating activities

(Increase) Decrease in current assets:
Interest and other receivables                                       40,797             3,033
Prepaid items                                                            --             9,649

(Decrease) Increase in current liabilities:
Accounts payable                                                    (28,804)            6,499
Income taxes payable                                                   (425)            7,766
                                                                 ----------        ----------
   Net cash from operating activities                               (64,832)          (21,459)

Cash flows from investing activities:
   Research investment                                             (750,000)               --
                                                                 ----------        ----------
   Net cash from investing activities                              (750,000)               --

Cash flows from financing activities:
   Research investment funding                                      (75,000)               --
                                                                 ----------        ----------
   Net cash from financing activities                               (75,000)               --

Net (decrease) increase in cash and
cash equivalents                                                   (889,832)          (21,459)

Cash and cash equivalents, beginning                              1,359,417         1,479,010
                                                                 ----------        ----------
Cash and cash equivalents, ending                                $  469,585       $ 1,457,551
                                                                 ==========       ===========

Supplemental disclosures of cash flow
   information:
   Cash paid for income taxes                                        $  449                --
   Cash paid for interest expense                                        --                --

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  NOTES TO THE FINANCIAL STATEMENTS
                                          DECEMBER 31, 2002
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
In the opinion of management,  all adjustments  (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods  ending  December 31, 2002 are not  necessarily  indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information,  refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

                                 THE ST. LAWRENCE SEAWAY CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESEARCH FUNDING.

     Please see "Note G--T3  Therapeutics" in the Notes to the Financial  Statement  contained under
Item 1 of this Form 10-Q for a description of a research funding  agreement the Company entered into during the nine months ended December 31, 2002.

RESULTS OF  OPERATIONS  -- THREE  MONTHS  ENDED  DECEMBER 31, 2002 AS COMPARED TO THREE MONTHS ENDED
                           DECEMBER 31, 2001.

     Interest and dividend income  decreased to $1,733 for the three months ended December 31, 2002, from $7,699 for the three months ended  December 31, 2001, a decrease of $5,966.  This decrease is a primarily a result of lower cash balances  during the period due to the use of a significant  amount of the  Company's  cash  in the T3  Therapeutics  joint  venture  and in the  NYU  Research  Funding
Agreement.

     General and administrative  expenses were $23,019 for the three months ended December 31, 2002, comparable to the general and administrative expenses of $23,300 for the three months ended December
31, 2001. The following table provides further detail on general and administrative expenses:

                                   THREE MONTHS ENDED DECEMBER 31,

                                                                        2002            2001
                                                                        ----            ----

Executive compensation, management fees, salaries and employee
     benefits..................................................        $  2,648       $  4,979
Office rent and company operations.............................           2,901          3,780
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................           9,955          1,127
Professional fees (accounting & legal).....................           7,515         13,414
                                                                       --------       --------
                  Total........................................        $ 23,019       $ 23,300
                                                                       ========       ========

     As a result of the above items,  the Company had a loss of $21,286  before  provision of income taxes in the three months ended December 31, 2002, as compared to a loss of $15,601 before provision of income taxes in the three months ended December 31, 2001.

     Indiana  gross tax of $24 was  provided  for in the three  months  ended  December  31, 2002 as compared to Indiana  gross tax of $105 in the three months ended  December 31, 2001.  No federal tax provision is applicable in the three month periods ended December 31, 2002 and 2001.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2002 AS COMPARED TO DECEMBER 31, 2001.

     Interest and dividend  income  decreased to $8,016 for the nine months ended December 31, 2002, from $34,450 for the nine months ended December 31, 2001, a decrease of $26,434.  This decrease is a result of lower  cash  balances  during the  period  due to the use of a  significant  amount of the
Company's cash in the T3 Therapeutics joint venture and in the NYU Research Funding Agreement.  Cash and cash equivalents  decreased $889,832, or 65.5%, to $469,585 at December 31, 2002 from $1,359,417 at March 31, 2002, primarily as a result of the funding of the T3 Therapeutics joint venture and the
NYU Research Agreement.

     General and administrative expenses increased $17,399, or 26.0%, to $84,322 for the nine months ended December 31, 2002 from $66,923 for the nine months ended  December 31, 2001.  This increase is primarily the result of increased  legal fees incurred during the negotiation of the T3 Therapeutics joint venture and the timing of annual meeting expenses. The following table provides further detail on general and administrative expenses:

                                   NINE MONTHS ENDED DECEMBER 31,

                                                                        2002              2001
                                                                        ----              ----
Executive compensation, management fees, salaries and employee
     benefits..................................................        $11,477          $ 13,423
Office rent and company operations.............................         11,758            11,071
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................         13,072             6,885
Professional fees (accounting & legal).........................         48,015            35,544
                                                                       -------           -------
                  Total........................................        $84,322           $66,923
                                                                       =======           =======

     As a result of the above items,  the Company had a loss of $76,306 before  provision for income taxes in the nine months ended December 31, 2002, as compared to a loss of $32,874 before  provision for income taxes in the nine months ended December 31, 2001.

     Indiana  gross tax of $94 was  provided  for in the nine  months  ended  December  31,  2002 as compared to Indiana  gross tax of $401 in the nine months ended  December  31, 2001.  No federal tax provision is applicable in the nine month periods ended December 31, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002,  the Company had net working  capital of $358,341,  substantially  all of which was in cash and money market funds. The Company believes it has sufficient  capital  resources to continue its current business. In the event the additional funding of $750,000 in the Development
Company is required  following  preliminary FDA approval,  the Company may need to raise  additional funds to meet its  obligation,  either  through  borrowings  or the  issuance of  additional  equity interests in the Company.

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
---------------------------

            ITEM 1.        LEGAL PROCEEDING - Not Applicable

            ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS - Not Applicable

            ITEM 3.        DEFAULTS UPON SENIOR SECURITIES - Not Applicable

            ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the quarter ended December 31, 2002, the Annual Meeting of Stockholders was scheduled to be held on December 11,  2002;  however,  a quorum was not present at the  meeting,  in person or by proxy, and the meeting was adjourned until the next regularly held annual meeting.

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

            ITEM 6(B) REPORTS ON FORM 8-K -  No  reports  on Form 8-K were  filed  during  the three months ended December 31, 2002.

                                              SIGNATURE

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        THE ST. LAWRENCE SEAWAY CORPORATION

                                                        Registrant

                                                        /s/ Daniel L. Nir
                                                        --------------------------------------------
Date:  February 14, 2003                                Daniel L. Nir
                                                        President and Treasurer
                                                        (Chief Financial Officer)

Date:  February 14, 2003                                /s/ Jack C. Brown
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

     6. The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were  significant  changes in internal  controls or in other factors that could significantly  affect  internal  controls  subsequent  to the  date of our most  recent  evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

                                                                       By:  /s/ Joel M. Greenblatt
                                                                          --------------------------
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

     6. The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were  significant  changes in internal  controls or in other factors that could significantly  affect  internal  controls  subsequent  to the  date of our most  recent  evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

                                                              By:   /s/ Daniel L. Nir
                                                                    --------------------------------
                                                                    Daniel L. Nir
                                                                    President and Treasurer

