Form 10-K
period 2003-03-31
ST LAWRENCE SEAWAY CORP
filed 2003-06-27
CIK 86264

====================================================================================================

                          United States Securities and Exchange Commission
                                       Washington, D.C. 20549

                                              FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                              For the fiscal year ended March 31, 2003
                                                 or

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ____________

                                   Commission file number: 0-2040

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                       ------------------------------------------------------
                       (Exact Name of Registrant as Specified in its Charter)

               Indiana                                                          35-1038443
------------------------------------                            ------------------------------------
     (State or Other Jurisdiction                               (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

320 N. Meridian St., Suite 818 Indianapolis, Indiana                                46204
----------------------------------------------------                             -----------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as defined in Exchange
Act Rule 12b-2). Yes [ ] No [X]

     The  aggregate  market value of common stock held by  non-affiliates  of the  registrant  as of
September 30, 2002 was approximately $778,042.

     The number of shares of common  stock of the  registrant  outstanding  as of June 26,  2003 was
393,735.

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

    RESEARCH  FUNDING.  In the last two years,  the  Company has  examined  several  investment  and acquisition  opportunities in technology and Internet-related fields, but ultimately determined that they were not suitable for the Company.  The Company has  broadened its search to  opportunities  to participate in funding the development of pharmaceuticals and health-related products. The following is a summary of two ventures the Company has entered into.

    The Company has entered into a Research  Funding  Agreement with New York  University  School of
Medicine,  New York,  New York,  under  which the  Company  is  providing  funding  for the  further development of certain NYU medical discoveries and technology,  in return for which the Company will be  entitled to receive  license  fees from the future  commercial  uses of such  discoveries.  Such technology  is subject to pending NYU patent  applications  and  generally  relates to  treatment of certain  prostate  enlargements and prostate  cancers.  Under the Research  Funding  Agreement,  the
Company has agreed to provide  research funding of $25,000 for each of eight calendar  quarters,  in exchange for which the Company would be entitled to receive 1.5% of future license revenues from the sale, license or other  commercialization  of the patents.  The first payment was made in connection with the execution of the Research Funding  Agreement in January 2002. The Company has the option to provide additional funds for up to three additional years of development,  in exchange for which the
Company's  share of  license  revenue  from the  patents  would  increase  to a  maximum  of  3.75%.
Development  and  commercialization  of the  patents is highly  speculative  and subject to numerous scientific,  financial, practical and commercial uncertainties.  There can be no assurances that the
Company will receive any license revenues as a result of this Research Funding Agreement.

    In a separate matter, the Company has also entered into a joint venture agreement as of June 25,
2002 under which it will provide  development  funding to a newly-formed  private limited  liability company, T3 Therapeutics,  LLC (the "Development  Company"),  for specified drug treatment protocols for thyroid  and  cardiovascular  disease,  in exchange  for an equity  interest in the  Development
Company. Such treatments are in early stage development and involve the use of novel formulations of hormones, delivered in controlled release formulations. Funding provided by the Company will be used for the purpose of financing development of new formulations of such hormones, and to conduct animal and human clinical trials.  Research has been initiated by the Development  Company,  which has been founded by physicians at a major  metropolitan New York City area hospital.  The agreement calls for the Company to acquire,  subject to adjustment,  a 12.5% ownership stake in the Development Company, in  exchange  for its  commitment  to  provide  development  funding  of  $750,000,  for use over an approximately  two-year period. The agreement provides for a follow-on contribution of an additional
$750,000 if certain preliminary FDA testing approvals are secured, with a corresponding  increase in the Company's  ownership stake to 25% of the Development  Company. If the product is licensed by the
Development Company to a pharmaceutical  partner,  the Company would be entitled to a portion of the
Development  Company's  resulting  royalties  and progress  payments.  The amount of ownership to be received by the Company is subject to adjustment,  based upon (i) ownership and license arrangements that the Development Company makes with laboratories that provide research and formulation expertise and products,  (ii) development or licensing  transactions or (iii) other sources of financing.  The
Company loaned the Development Company $40,000 in connection with entering into the letter of intent relating to the joint venture agreement; the $40,000 note was cancelled and has been credited toward the Company's  initial $750,000  contribution.  Development and  commercialization  of the treatment protocols  is highly  speculative  and  subject to numerous  scientific,  practical,  financial  and commercial uncertainties.  There can be no assurances that the Company will receive any royalties or progress payments, or that the value of its ownership stake in the Development Company will increase or even maintain its current value.

    In May 2002,  the  Development  Company  entered  into a  development  and  worldwide  licensing agreement with West Pharmaceutical  Services,  Inc. for the development and  commercialization of an oral sustained  release  formulation of  liothyronine.  Under the terms of the agreement,  West will receive  milestone  payments  for  the  successful  completion  of  various  development  activities throughout the program.  West will also receive  royalty  payments based on commercial  sales if the product is granted  regulatory  approval.  The  Development  Company will receive  certain  licenses necessary to develop and sell products  incorporating  West's sustained release delivery technology.
The  Development  Company paid an up-front  license fee of $150,000 in addition to the milestone and royalty  payments that may become payable  depending on the success of the project.  The Development
Company will pay all costs associated with the development program, which are currently estimated to total $600,000 over the life of the development program, which is expected to be at least two years.

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

    FINANCING  ARRANGEMENTS.  The  Company  currently  has no debt for  borrowed  funds  or  similar obligations  or  contingencies.  The Company may incur debt of an  undetermined  amount to effect an acquisition or commence a new business. The Company does not have a formal arrangement with any bank or financial  institution with respect to the availability of financing in the future.  In the event the follow-on  contribution of $750,000 in the Development  Company is required to be made following preliminary  FDA approval,  the Company may need to raise  additional  funds to meet its obligation, either through borrowings or the issuance of additional equity interests in the Company.

    LICENSES AND  TRADEMARKS,  ETC. The business of the Company is not currently  dependent upon any patent, trademark, franchise or license.

    GOVERNMENTAL  REGULATION.  The Company believes it is in compliance with all federal,  state and local regulations.

    EMPLOYEES.  The Company  has no  employees  at this time.  Mr.  Jack C.  Brown,  a Director  and
Secretary of the Company receives a monthly fee of $500 for administrative  services that he renders to the Company. Such fee is paid pursuant to a month to month arrangement. Part-time secretarial and bookkeeping  services are  provided to the Company by an employee of a management  company with whom the Company shares office space.

ITEM 2 - PROPERTIES.

    At March 31, 2003, the Company did not own any real estate.

ITEM 3 - LEGAL PROCEEDINGS.

    The Company is not a party to any material pending legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                               PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    MARKET  INFORMATION.  The  Company's  common  stock is not  currently  listed for trading on any exchange.  The  following  table sets forth the high and low sales price for each  quarterly  period during the fiscal years 2003 and 2002,  as reported by the OTC Bulletin  Board.  The common stock is quoted under the ticker symbol "STLS." Such price data reflects inter-dealer prices,  without retail mark-up, mark-down or commission and may not represent actual transactions.

-------------------------- ------------------------ ----------------------- ------------------------
        FISCAL YEAR                 QUARTER                   HIGH                     LOW
-------------------------- ------------------------ ----------------------- ------------------------
            2003                     First                    $4.50                   $2.40
                                     Second                   $2.75                   $2.30
                                     Third                    $2.95                   $2.00
                                     Fourth                   $2.75                   $2.00
            2002                     First                    $2.50                   $2.13
                                     Second                   $2.75                   $2.15
                                     Third                    $2.40                   $2.25
                                     Fourth                   $2.45                   $2.35

                  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

                                                                               NUMBER OF SECURITIES
                                                                             REMAINING AVAILABLE FOR
                            NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE     FUTURE ISSUANCE UNDER
                             ISSUED UPON EXERCISE OF     EXERCISE PRICE OF  EQUITY COMPENSATION PLANS
                               OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES
                               WARRANTS AND RIGHTS      WARRANTS AND RIGHTS REFERENCED IN COLUMN (A))
      PLAN CATEGORY                    (a)                      (b)                    (c)
      -------------                    ---                      ---                    ---
Equity compensation plans
  approved by security holders..      15,000                   $3.00                     --
Equity compensation plans not
  approved by security holders..          --                      --                     --

    DIVIDENDS. It is the present policy of the Board of Directors of the Company to retain earnings, if any, to finance the future expansion of the Company. No cash dividends were paid this year and no cash dividends are expected to be paid in the future.

    NUMBER OF STOCKHOLDERS. As of June 25, 2003, there were approximately 1,200 holders of record of the Company's common stock.

ITEM 6 - SELECTED FINANCIAL DATA

    The following table sets forth selected financial  information with respect to the Company at or for the five fiscal years ended March 31, 2003.  All  information  set forth in the following  table should be read in connection with "Management's  Discussion and Analysis of Financial  Condition and
Results of Operations" and in conjunction with the Company's audited Financial  Statements and Notes thereto appearing elsewhere in this Report.

                                                  FOR THE FISCAL YEAR ENDED MARCH 31,
                               ------------------------------------------------------------------------
                                    2003           2002           2001           2000           1999
                               ------------  ------------   -------------   ------------   ------------
Revenues:
Farm rentals..................     $    --        $    --        $    --        $ 8,208        $ 9,120
Interest & dividends..........       9,205         39,227         79,540         49,244         51,069
Sales of land.................          --             --        392,235             --             --
                                  --------       --------       --------       --------       --------
   Total revenues.............       9,205         39,227        471,775         57,452         60,189
                                  --------       --------       --------       --------       --------
Costs & Expenses:
Farm related operating costs..          --             --             --            833          1,613
Depreciation..................          --             --                         1,111          1,568
                                                                      --
Consulting fees...............      17,000          6,000          6,000          6,000          6,000
General and administrative....      99,543        124,888         85,585         88,034        102,102
                                  --------       --------       --------       --------       --------
   Total operating expenses...     116,543        130,888         91,585         95,978        111,283
Income (loss) before income
   taxes......................    (107,338)      (91,661)        380,190        (38,526)       (51,094)
Income tax expense (benefit)..
                                       --            449           7,594            573            690
                                  --------       --------       --------       --------       --------
   Net income (loss)..........   $(107,338)     $(92,110)      $ 372,596      $ (39,099)     $ (51,784)
                                 ==========    ==========     ==========      ==========     ==========
Income (loss) per common share     $ (0.27)      $ (0.23)       $   0.95        $ (0.10)         (0.13)
                                 ==========    ==========     ==========      ==========     ==========
Weighted average number of
   common shares outstanding..     393,735        393,735        393,735        393,735        393,735

                                                            AT MARCH 31,
                               ------------------------------------------------------------------------
                                  2003           2002           2001           2000           1999
                               ------------  ------------   -------------   ------------   ------------
BALANCE SHEET DATA:
Total assets..................  $1,404,878     $1,600,214     $1,491,692     $1,123,040     $1,165,360
Total liabilities.............     127,475        215,473         14,841         18,785         22,006
Shareholders' equity..........   1,277,403      1,384,741      1,476,851      1,104,255      1,143,354

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    RECENT ACTIVITIES. Please see "Item 1 - Business - Research Funding" for a description of recent funding  agreements that the Company entered into in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003.

    RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2003 in as Compared to the Fiscal Year
Ended March 31, 2002.  Interest and dividend income decreased by $30,022, or 76.5%, from $39,227 for the fiscal  year ended  March 31,  2002 to $9,205 for the fiscal  year ended  March 31,  2003.  This decrease  is a  primarily  a result of lower  cash  balances  during  the period due to the use of a significant  amount  of the  Company's  cash in the T3  Therapeutics  joint  venture  and in the NYU
Research Funding  Agreement,  as well as a result of lower rates of interest earned on cash and cash equivalents.

    Consulting  fees increased by $11,000,  or 183%, from $6,000 for the fiscal year ended March 31,
2002 to $17,000  for the fiscal  year  ended  March 31,  2003,  as a result of the  engagement  of a consultant to evaluate the prospects of the drug  treatment  protocols  underlying  the  Development
Company  venture.  The  consultant's  fee was  $11,000,  and no further  expenses  relating  to that consultant are expected to be incurred.

    General and administrative expenses decreased by $25,345, or 20.3%, from $124,888 for the fiscal year ended March 31, 2002 to $99,543 for the fiscal year ended March 31, 2003.  The higher amount of general and  administrative  expenses in the fiscal  year ended March 31, 2002 is due  primarily  to increased  professional fees related to the negotiation of the research funding arrangement with NYU and the letter of intent and joint venture agreement with the Development Company, as well as higher stock services, proxy, annual meeting and SEC report compliance costs.

    The following  table  summarizes the  significant  component of these  expenses,  and presents a comparison of such components for the fiscal years ended March 31, 2003 and March 31, 2002:

                                        For the Fiscal Year Ended March 31,
                                      ------------- ---------------
                                           2003            2002
                                      ------------- ---------------
Executive compensation,
    management fees, salaries and
    employee benefits...........        $ 11,116        $ 11,086
Office rent and operations......          15,921          15,322
Stock services, proxy, annual
    meeting and SEC report
    compliance..................          14,491          19,010
Professional fees (accounting &
    legal)......................          58,015          79,470
                                       ---------       ---------
         Total..................        $ 99,543       $ 124,888
                                       =========       =========

    As a result of the above items,  the Company had a loss of $107,338 before  provision for income taxes for the fiscal year ended March 31, 2003,  as compared to a loss of $91,661  before  provision for income taxes for the fiscal year ended March 31, 2002.

    No income tax was paid for the fiscal year ended March 31, 2003,  as compared to income tax paid for the fiscal year ended March 31, 2002 of $449.

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

                                       For the Fiscal Year Ended March 31,
                                        --------------- ---------------
                                             2002            2001
                                        --------------- ---------------
Executive compensation,
    management fees, salaries and
    employee benefits...........            $ 11,086       $  10,757
Office rent and operations......              15,322          15,669
Stock services, proxy, annual
    meeting and SEC report
    compliance..................              19,010          16,905
Professional fees (accounting &
    legal)......................              79,470          42,254
                                           ---------       ---------
         Total..................           $ 124,888        $ 85,585
                                           =========       =========

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

    LIQUIDITY  AND CAPITAL  RESOURCES.  At March 31,  2003,  the Company had net working  capital of
$327,403 the major portion of which was in cash and money market funds.  The Company believes it has sufficient  capital  resources  to  continue  its  current  business.  In the  event  the  follow-on contribution of $750,000 in the Development Company is required to be made following preliminary FDA approval,  the Company may need to raise  additional  funds to meet its  obligation,  either through borrowings or the issuance of additional equity interests in the Company.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    As of March 31,  2003,  the Company had cash and cash  equivalents  of  $454,754  consisting  of relatively liquid  interest/dividend  bearing money market investments.  Decreases in interest rates over time will reduce the Company's interest income from short-term investments.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Annexed hereto starting on Page 19.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                              PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Set forth in the  following  table are the names and ages of all persons who were members of the
Board of Directors of the Company at March 31, 2003, all positions and offices with the Company held by such persons,  their business experience,  the period during which they have served as members of the board of directors and other directorships held by them.

DIRECTORS/
POSITION IN COMPANY    AGE   DIRECTOR SINCE  BUSINESS EXPERIENCE DURING LAST FIVE YEARS    OTHER DIRECTORSHIPS
-------------------    ---   --------------  ------------------------------------------    -------------------

Jack C. Brown          84    1959            Attorney at Law, Indianapolis, Indiana since       None
Secretary                                    1945.
Joel M. Greenblatt     45    1993            Managing Partner of Gotham Capital III L.P.        None
Chairman of the Board                        ("Gotham") and its predecessors since 1985.
                                             Gotham is a private investment partnership
                                             which owns securities, equity interests,
                                             distressed debt, trade claims and bonds,
                                             derivatives and options and warrants of
                                             issuers engaged in a variety of businesses.
Daniel L. Nir          42    1993            Managing Partner of Gracie Capital, L.P.           None
President and Treasurer                      since December, 1998; Manager of Sargeant
                                             Capital Ventures, LLC since December 1997;
                                             Managing Partner of Gotham prior thereto.
Edward B. Grier III    45    1993            Partner of Gracie Capital, L.P. since January      None
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

    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to the Company during the fiscal year ended March 31, 2003 and Forms 5 and  amendments  thereto  furnished  to the Company  with respect to the fiscal year ended March 31,
2003, no director,  officer or beneficial owner of more than 10% of the Company's equity  securities failed to file on a timely basis  reports  required by Section  16(a) of the Exchange Act during the fiscal year ended March 31, 2003.

ITEM 11 - EXECUTIVE COMPENSATION.

    Except as noted below,  neither the Company's  Chief  Executive  Officer nor any other executive officers of the Company (collectively the "Named Executives") received salary, bonus or other annual compensation  for  rendering  services to the Company  during the fiscal years ended March 31, 2003,
2002, and 2001.

    During each of the three fiscal years ended March 31, 2003,  2002 and 2001,  the Company paid to
Jack C. Brown,  Secretary and a Director, a monthly fee of $500 for administrative  services that he renders to the Company. Such fee is on a month to month arrangement.

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

    OPTION/SAR GRANTS IN FISCAL YEAR ENDED MARCH 31, 2003. No options or stock  appreciation  rights were granted in the fiscal year ended March 31, 2003. On September 20, 2002, the options  originally granted to Mr.  Brown on June 18, 1983 were amended by extending  the  expiration  date thereof from
September 21, 2002 to September 21, 2007.

    AGGREGATED  OPTION/SAR  EXERCISES  IN FISCAL  YEAR  ENDED  MARCH 31,  2002 AND  FISCAL  YEAR-END
OPTION/SAR  VALUES.  The Company has a stock option plan originally  adopted by the  shareholders on
June 12, 1978, and revised and approved by the shareholders on June 13, 1983, September 21, 1987 and
August 28, 1992.  The Company  currently has one  outstanding  Stock Option  Agreement  entered into pursuant to the Plan.  The options  granted  thereunder  expire on September 21, 2007. The following table  summarizes  options  exercised  during fiscal year 2003 and presents the value of unexercised options  held by Jack C.  Brown at  fiscal  year end.  There  are  currently  no  outstanding  stock appreciation rights.

                                                                            Value of Unexercised in the
                                                Number of Options/SARs at   Money Options/SARs at Fiscal
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

(1) Based on the closing  sale price of $1.70 on April 3, 2003,  the date closest to the fiscal year end on which a trade occurred. The options have an exercise price of $3.00 per share.

    LONG-TERM INCENTIVE PLANS - AWARDS IN FISCAL YEAR ENDED MARCH 31, 2003.  Not applicable.

    COMPENSATION OF DIRECTORS.  The By-laws of the Company provide for Directors to receive a fee of
$100 for each meeting of the Board of Directors which they attend plus  reimbursement for reasonable travel expense. No fees were paid to Directors for meetings in fiscal year 2003.

    As discussed above, during the fiscal year ended March 31, 2003, the Company paid Jack C. Brown,
Secretary and a Director,  a monthly fee of $500 for administrative  services that he renders to the
Company.

    COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION. The Board of Directors does not have any standing audit, nominating or compensation committees or any other committees performing similar functions.  Therefore,  there  are  no  relationships  or  transactions  involving  members  of  the
Compensation  Committee during the fiscal year ended March 31, 2003 required to be reported pursuant to Item 402(j) of Regulation S-K.

ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL OWNERS  AND MANAGEMENT AND RELATED STOCKHOLDER
          MATTERS.

    The  following  table sets  forth as of June 26,  2003 the  beneficial  share  ownership  of all beneficial owners of 5% or more of the Company's common stock, all directors and executive  officers of the Company owning securities, and of all officers and directors as a group.

                                           AMOUNT AND
                                           NATURE OF
BENEFICIAL                                 BENEFICIAL                                     PERCENT
OWNER                                      OWNERSHIP                                      OF CLASS
----------                                 -----------                                    --------
The Windward Group, L.L.C.                   150,000(1)                                     30.4%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Joel M. Greenblatt                           150,000(2)                                     30.4%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Daniel L. Nir                                150,000(2)                                     30.4%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Jack C. Brown                                 20,456(3)                                     5.00
320 N. Meridian St.
Suite 818
Indianapolis, IN 46204

Edward B. Grier III                                0                                           *
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

All directors and
 officers as a group                         170,456                                        33.5
(4 persons)

---------------------
*Less than 1%

          (1) Includes 100,000 shares subject to a currently exercisable Stock Warrant issued to the
Windward Group L.L.C.  pursuant to a Warrant Agreement dated September 24, 1986, and amended on July
6, 1992, August 28, 1992, September 15, 1997 and September 20, 2002.

          (2) Includes 100,000 shares subject to a currently exercisable Stock Warrant issued to the
Windward Group L.L.C.  pursuant to a Warrant Agreement dated September 24, 1986, and amended on July
6, 1992,  August 28, 1992,  September 15, 1997 and September 20, 2002.  Ownership of Mr. Nir and Mr.
Greenblatt is indirect as a result of their  membership  interest in The Windward Group,  L.L.C. Mr.
Nir and Mr. Greenblatt disclaim individual beneficial ownership of any common stock of the Company.

          (3) Includes 15,000 shares subject to currently  exercisable stock options granted on June
11, 1983, as amended, and expiring on September 21, 2003, with a per share exercise price of $3.00.

    No other person or group has  reported  that it is the  beneficial  owner of more than 5% of the outstanding common stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    On June 25, 2002,  the Company  entered into a joint venture  agreement  under which the Company provided  development  funding in an initial  amount of $750,000 to a newly-formed  private  limited liability  company,  T3  Therapeutics,  LLC (the  "Development  Company")  in  exchange  for a 12.5%
ownership interest in the Development Company.  The agreement provides for a follow-on  contribution of an  additional  $750,000  if  certain  preliminary  FDA  testing  approvals  are  secured  with a corresponding  increase in the Company 's ownership stake to 25% of the Development Company.  Edward
B.  Grier,  Vice  President  and a Director  of the  Company,  has agreed to serve as the  Company's representative  to the  Development  Company and has authority to act on the  Company's  behalf with respect to the business and affairs of the Development Company. Mr. Grier has been granted an option by the Development  Company to purchase up to 25 Class B Units of the Development Company at a price per unit of $6,000.  The strike price of the option was calculated  based on the price per unit paid by the  Company.  Due  to the  nature  of the  investment  and  the  uncertainties  inherent  in the development  and  commercialization  of the  treatment  protocols  by the  Development  Company,  no meaningful  value can be assigned to the option.  The option was exercisable upon grant and expires, to the extent it has not been exercised or sooner terminated, on June 25, 2012. If Mr. Grier resigns voluntarily as the Company's  representative or is removed by the Company from that position without cause, the option shall remain  exercisable for a period of one year from the date of resignation or removal, and then shall terminate. If Mr. Grier ceases to be the Company's  representative by reason of death or disability, the option shall remain exercisable for a period of six months following his death or disability,  and then shall terminate. If Mr. Grier is removed as representative for cause, the option shall immediately  terminate.  In addition, at the time of the Company's investment,  Mr.
Grier purchased 25 Class A Units of the Development Company from existing  unitholders for $150,000, or $6,000 per Class A Unit.

    On September  20, 2002,  the Stock  Warrant  held by Windward  Group L.L.C.  for the purchase of
100,000  shares of common stock at $3.00 per share,  which was to expire on September 21, 2002,  was extended  by the Board of  Directors  for an  additional  five  years,  such that it now  expires on
September 21, 2997. Mr. Nir and Mr. Greenblatt have membership  interests in the Windward Group, and therefore may be deemed to beneficially own the shares  underlying the Stock Warrant.  However,  Mr.
Nir and Mr. Greenblatt disclaim individual  beneficial  ownership of the shares underlying the Stock
Warrant.

ITEM 14. CONTROLS AND PROCEDURES.

         (a) EVALUATION OF DISCLOSURE  CONTROLS AND PROCEDURES.  The Company's Chairman of the Board
and President and Treasurer have evaluated the  effectiveness of the Company's  disclosure  controls and  procedures  (as such term is defined in Rules  13a-14(c)  and  15d-14(c)  under the  Securities
Exchange  Act of 1934,  as amended  (the  "Exchange  Act") as of a date  within 90 days prior to the filing of this Annual Report (the "Evaluation Date"). Based upon such evaluation, such officers have concluded  that, as of the  Evaluation  Date, the Company's  disclosure  controls and procedures are effective  in  alerting  them on a timely  basis to  material  information  relating  to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

         (b)  CHANGES  IN  INTERNAL  CONTROLS.  Since the  Evaluation  Date,  there has not been any significant  changes in the Company's internal controls or in other factors that would significantly affect such controls.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Not required.

                                               PART IV

Item 16 - Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Financial Statements:                                                Page No.
    ---------------------                                                --------
    Independent Auditor's Report                                            19
    Balance Sheets                                                          20
    Statements of Income                                                    21
    Statement of Shareholders' Equity                                       22
    Statements of Cash Flow                                                 23

    Notes to Financial Statements                                           24

    FINANCIAL SCHEDULES:

    None required.

    Schedules other than those listed above are omitted for the reason that they are not required or not appropriate or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

          None.

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

             (v)(b) Amendment to Stock Option Agreement dated September 20, 2002.

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

             (vii)(b) Amendment No. 3 to Common Stock Purchase Warrant, dated September 20, 2002.

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

                                                     THE ST. LAWRENCE SEAWAY CORPORATION

                                                     By: /s/  Daniel L. Nir
                                                        --------------------------------------------
                                                        Daniel L. Nir
                                                        President, Treasurer and Director

                                                     Date:  June 27, 2003

     Pursuant to the  requirements  of the  Securities  Exchange  Act of 1934,  this report has been signed below by the following  persons (who included a majority of the Board of Directors) on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                           Title                                   Date

/s/  Daniel L. Nir                       President, Treasurer                    June 27, 2003
-----------------------------            and Director
Daniel L. Nir
(Principal Financial
and Accounting Officer)

/s/  Joel M. Greenblatt                  Chairman of the Board,                  June 27, 2003
-----------------------------            and Director
Joel M. Greenblatt
(Principal Executive
Officer)

/s/  Jack C. Brown                       Secretary and Director                  June 27, 2003
-----------------------------
Jack C. Brown

/s/  Edward B. Grier III                 Director                                June 27, 2003
-----------------------------
Edward B. Grier III

                                           CERTIFICATIONS

         I, Joel M. Greenblatt, certify that:

         1. I have reviewed this annual report on Form 10-K of The St. Lawrence Seaway Corporation;

         2. Based on my  knowledge,  this annual  report does not contain any untrue  statement of a material fact or omit to state a material fact  necessary to make the  statements  made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report;

         3.  Based on my  knowledge,  the  financial  statements,  and other  financial  information included in this annual  report,  fairly present in all material  respects the financial  condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's  other  certifying  officers and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
for the registrant and have:

                a)  designed  such  disclosure  controls  and  procedures  to ensure  that  material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b)  evaluated  the  effectiveness  of  the  registrant's   disclosure  controls  and
procedures  as of a date  within  90 days  prior  to the  filing  date of this  annual  report  (the
"Evaluation Date"); and

                c) presented in this annual report our conclusions  about the  effectiveness  of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's  other  certifying  officers and I have indicated in this annual report whether or not there were  significant  changes in internal  controls or in other factors that could significantly  affect  internal  controls  subsequent  to the  date of our most  recent  evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003

                                                                       By: /s/ Joel M. Greenblatt
                                                                          --------------------------
                                                                          Joel M. Greenblatt
                                                                          Chairman of the Board

         I, Daniel L. Nir, certify that:

         1. I have reviewed this annual report on Form 10-K of The St. Lawrence Seaway Corporation;

         2. Based on my  knowledge,  this annual  report does not contain any untrue  statement of a material fact or omit to state a material fact  necessary to make the  statements  made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this annual report;

         3.  Based on my  knowledge,  the  financial  statements,  and other  financial  information included in this annual  report,  fairly present in all material  respects the financial  condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's  other  certifying  officers and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
for the registrant and have:

               a)  designed  such  disclosure  controls  and  procedures  to  ensure  that  material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation  Date");
and

               c) presented in this annual report our  conclusions  about the  effectiveness  of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's  other  certifying  officers and I have indicated in this annual report whether or not there were  significant  changes in internal  controls or in other factors that could significantly  affect  internal  controls  subsequent  to the  date of our most  recent  evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 27, 2003

                                                              By: /s/ Daniel L. Nir
                                                                 -----------------------------------
                                                                 Daniel L. Nir
                                                                 President and Treasurer

SALLEE & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
____________________________________________________________________________________________________

Board of Directors
The St. Lawrence Seaway Corporation
Indianapolis, Indiana

                                   REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying  balance sheets of THE ST. LAWRENCE SEAWAY  CORPORATION as of March
31, 2003 and 2002, and the related  statements of income,  shareholders  equity,  and cash flows for each of the three years in the period  ended March 31,  2003.  These  financial  statements  are the responsibility  of the Company's  management.  Our  responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THE ST. LAWRENCE SEAWAY CORPORATION as of March 31, 2003 and 2002, and the
results of its  operations  and its cash flows for each of the three years in the period ended March
31, 2003 in conformity with generally accepted accounting principles.

June 13, 2003

                                                                          /s/ Sallee & Company, Inc.
                                                                          --------------------------

        1509 J STREET, P.O. BOX 1148, BEDFORD, INDIANA 47421, 812-275-4444 (FAX) 812-275-3300

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS
                                       MARCH 31, 2003 AND 2002

                                                      2003                    2002
ASSETS                                                ----                    ----
Current assets:
     Cash and cash equivalents...........          $  454,754              $1,359,417
     Interest and other receivables......                 124                     797
     Note receivable....................                   --                  40,000
                                                 ------------            ------------
         Total current assets............             454,878               1,400,214
     Research investment - Note 7........             950,000                 200,000
                                                 ------------            ------------
         Total assets...................          $ 1,404,878             $ 1,600,214
                                                 ============            ============

LIABILITIES AND SHAREHOLDERS'EQUITY

Current liabilities:
     Accounts payable & other...........            $  27,475               $  40,024
     Federal and state taxes payable....                   --                     449
     Research investment funding........              100,000                 100,000
                                                 ------------            ------------
         Total current liabilities......              127,475                 140,473
                                                 ------------            ------------
Long term liabilities:
     Research investment funding........                   --                  75,000
                                                 ------------            ------------
         Total liabilities..............              127,475                 215,473
                                                 ------------            ------------
Shareholders' equity:
     Common stock, par value $1
         4,000,000 authorized, 393,735
         issued and outstanding at the
         respective dates..............               393,735                 393,735
     Additional paid-in capital........               377,252                 377,252
     Retained earnings.................               506,416                 613,754
                                                 ------------            ------------
     Total shareholders' equity........             1,277,403               1,384,741
                                                 ------------            ------------
Total Liabilities and Shareholders'
     Equity............................           $ 1,404,878             $ 1,600,214
                                                 ============            ============

                     The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                        STATEMENTS OF INCOME
                              YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                               YEARS ENDED MARCH 31,
                                                     2003               2002               2001
                                                     ----               ----               ----
Revenues:
     Interest and dividends............           $   9,205         $   39,227          $  79,540
     Sales of land.....................                                                   392,235
                                                         --                 --
                                                  ---------          ---------          ---------
         Total revenues................               9,205             39,227            471,775

Operating costs and expenses:
     Consulting fees...................              17,000              6,000              6,000
     General and administrative
         expenses......................              99,543            124,888             85,585
                                                  ---------          ---------          ---------
         Total operating expenses......             116,543            130,888             91,585
                                                  ---------          ---------          ---------
Income (loss) before income taxes......           (107,338)           (91,661)            380,190
Income taxes/(tax benefit).............                 --                449               7,594
                                                  ---------          ---------          ---------
     Net income (loss).................         $ (107,338)         $ (92,110)          $ 372,596
                                                ===========         ==========          =========
Per Share Data:
Weighted average number of common
     shares outstanding................             393,735            393,735            393,735
                                                ===========         ==========          =========
Basic earnings per common and common
   equivalent shares...................         $    (0.27)        $   (0.23)          $   0.95
                                                ===========         ==========          =========

             The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  STATEMENT OF SHAREHOLDERS' EQUITY
                              YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                                     Accumulated
                                                                        Other
                                                                    Comprehensive
                                   Common Stock   Paid-in Capital      Income        Retained Earnings
                                   ------------   ---------------   --------------   -----------------
Balances at March 31, 2000........   $393,735         $377,252              --          $ 333,268

     Net income for 2001..........                                                        372,596
                                                                                        ---------
Balances at March 31, 2001........    393,735          377,252              --            705,864

     Net loss for 2002............                                                        (92,110)
                                                                                        ----------
Balances at March 31, 2002........    393,735          377,252              --            613,754
                                                                                        ---------
     Net loss for 2003............                                                      (107,338)
                                                                                        ---------
Balances at March 31, 2003........   $393,735         $377,252              --           $506,416
                                                                                        =========

             The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                       STATEMENTS OF CASH FLOW
                              YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                                            YEARS ENDED MARCH 31,
                                                  2003                 2002                 2001
                                                  ----                 ----                 ----
Cash flows from operating activities:
     Net income (loss).................        $(107,338)           $ (92,110)            $ 372,596
     Adjustments to reconcile net
        income to net cash from
        operating activities:
        Gain on sale of land...........               --                   --              (392,235)
        (Increase) decrease in current
           assets:
        Other receivables..............           40,673              (37,764)                 (996)
        Prepaid items..................               --                9,649                (7,208)
        (Decrease) increase in current
           liabilities:
        Other liabilities..............          (12,998)             125,632                    --
        Accounts payable and other.....               --                   --                (3,944)
                                               ----------           ----------            ----------
Net cash from operating activities......         (79,663)               5,407               (31,787)

Cash flows from investing activities:
     Research investment...............         (750,000)            (200,000)                   --
     Sales of land.....................               --                   --               511,148
                                               ----------           ----------            ----------
         Net cash from investing
           activities..................         (750,000)            (200,000)              511,148

Cash flows from financing activities:
     Research investment funding.......          (75,000)              75,000                    --
                                               ----------           ----------            ----------
         Net cash from financing
           activities..................          (75,000)              75,000                    --
     Net decrease in cash and cash
       equivalents.....................         (904,663)            (119,593)              479,361

Cash and cash equivalents, beginning...        1,359,417            1,479,010               999,649
                                              ----------           ----------            -----------
Cash and cash equivalents, ending......        $ 454,754           $1,359,417            $1,479,010
                                              ==========           ==========            ===========
Supplemental disclosures of cash flow
     information:
     Cash paid for income taxes........          $   449              $    --              $  9,649
     Cash paid for interest expenses...               --                   --                    --

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

RECLASSIFICATION:

The 2002 and 2001 financial  statements have been reclassified,  where necessary,  to conform to the presentation of the 2003 financial statements.

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

                                 THE ST. LAWRENCE SEAWAY CORPORATION

NOTE 2. SHAREHOLDERS' EQUITY

The Company has a common stock  warrant  outstanding  for the  purchase of 100,000  shares of common stock at $3.00 per share.  The  warrant was  originally  issued in  connection  with the sale by the
Company of 50,000 shares of common stock during 1986 to Bernard Zimmerman & Co. Inc. The warrant and common  stock were  subsequently  sold and  transferred  to The  Windward  Group,  L.L.C.  (formerly
Industrial  Development  Partners),  pursuant to an agreement  dated September 30, 1993. The warrant expires on September 21, 2007.

The Company has a stock option plan  originally  adopted by the  shareholders  on June 12, 1978, and revised and approved by the shareholders on June 13, 1983,  September 21, 1987, and August 28, 1992.
The revised plan provides that 15,000 shares of the Corporation's  stock be set aside at an exercise price of $3.00 per share for Mr. Jack C. Brown,  a Director of the Company.  Mr.  Brown's  option is currently  exercisable  with  respect to all 15,000  shares  and, if not  exercised,  will expire on
September 21, 2007.

The Company has  4,000,000  authorized  $1 par value common  shares.  As of March 31, 2003 and 2002, there were 393,735 common shares issued and outstanding.

NOTE 3. RELATED PARTIES

During the fiscal years ending  March 31,  2003,  2002 and 2001,  the Company paid to Jack C. Brown,
Secretary  and a Director,  an annual  administrative  fee of $6,000,  which was paid monthly in the amount of $500.

NOTE 4. INCOME TAXES

At March 31, 2003, the Company had approximately $200,000 in loss carryforwards.  If not used, these carryforwards  will begin to expire in 2012. No tax benefits have been recognized in these financial statements.  Provisions for any deferred  federal and state tax  liabilities are immaterial to these financial statements.

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

NOTE 7.  RESEARCH INVESTMENTS

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

The Company  has  entered  into a joint  venture  agreement  as of June 25, 2002 under which it will provide  development  funding to a newly-formed  private limited liability company, T3 Therapeutics,
LLC  (the  "Development   Company"),   for  specified  drug  treatment  protocols  for  thyroid  and cardiovascular  disease,  in  exchange  for an equity  interest  in the  Development  Company.  Such treatments are in early stage  development  and involve the use of novel  formulations  of hormones, delivered in controlled release  formulations.  Funding provided by the Company will be used for the purpose of financing  development of new  formulations  of such hormones,  and to conduct animal and human  clinical  trials.  Research has been  initiated by the  Development  Company,  which has been founded by physicians at a major  metropolitan New York City area hospital.  The agreement calls for the Company to acquire,  subject to adjustment,  a 12.5% ownership stake in the Development Company, in  exchange  for its  commitment  to  provide  development  funding  of  $750,000,  for use over an approximately  two-year period. The agreement  provides for a follow-on  investment of an additional
$750,000 if certain preliminary FDA testing approvals are secured, with a corresponding  increase in the  Company's  ownership  stake to 25% of the  Development  Company.  If the product is licensed by
Development  Company to a  pharmaceutical  partner,  the  Company  would be entitled to a portion of
Development  Company's  resulting  royalties  and progress  payments.  The amount of ownership to be received by the Company is subject to adjustment,  based upon (i) ownership and license arrangements that the Development Company makes with laboratories that provide research and formulation expertise and products,  (ii) development or licensing  transactions or (iii) other sources of financing.  The
Company loaned the Development Company $40,000 in connection with entering into the letter of intent relating to the joint venture agreement; the $40,000 note was cancelled and has been credited toward the Company's  initial $750,000  contribution.  Development and  commercialization  of the treatment protocols  is highly  speculative  and  subject to numerous  scientific,  practical,  financial  and commercial uncertainties.

