Form 10-Q
period 2003-06-30
ST LAWRENCE SEAWAY CORP
filed 2003-08-14
CIK 86264

====================================================================================================

                                 SECURITIES AND EXCHANGE COMMISSION

                                       WASHINGTON, D.C. 20549

                                              FORM 10-Q
                                              ---------

                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                                                       Commission File No.
      June 30, 2003                                                                     0-2040
      -------------                                                                     -------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                       ------------------------------------------------------
                       (Exact Name of Registrant as Specified in its Charter)

           INDIANA                                                           35-1038443
-------------------------------                                 ------------------------------------
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
                                                    -----------------

Indicate by check mark  whether the  registrant:  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the  Securities  Exchange Act of 1934 during the  preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes    X                  No
                                          -------                 -------

Indicate by check mark whether the registrant is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange Act).
                                      Yes                       No    X
                                         -------                  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                                     Outstanding at August 12, 2003
           -----                                                     ------------------------------
Common Stock, $1.00 par value                                                    393,735

====================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION

                                           FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION                                                                  PAGE
                                                                                                ----

Notes to Financial Statements - June 30, 2003....................................................6-8

Management's Discussion and Analysis of Financial Condition and
   Results of Operations   .....................................................................9-10

PART II.  OTHER INFORMATION.......................................................................12

Signatures........................................................................................13

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                                  JUNE 30, 2003 AND MARCH 31, 2003

                                                             At June 30, 2003      At March 31, 2003
                                                             ----------------      -----------------
                                                               (unaudited)
                                               ASSETS
Current assets:
    Cash and cash equivalents............................        $ 385,409             $ 454,754
    Interest and other receivables.......................               99                   124
                                                               -----------           -----------
         Total current assets............................          385,508               454,878

Research investment......................................          950,000               950,000
                                                               -----------           -----------
         Total assets....................................      $ 1,335,508           $ 1,404,878
                                                               ===========           ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable & other.............................        $  31,833              $ 27,475
    Research investment funding..........................           50,000               100,000
                                                               -----------           -----------
         Total current liabilities.......................           81,833               127,475
                                                               -----------           -----------
         Total liabilities...............................           81,833               127,475

Shareholders' equity:
    Common stock, par value $1, 4,000,000 authorized,
       393,735 issued and outstanding at the respective
       dates.............................................          393,735               393,735
    Additional paid-in capital...........................          377,252               377,252
    Retained earnings....................................          482,688               506,416
                                                               -----------           -----------
    Total shareholders' equity...........................        1,253,675             1,277,403
                                                               -----------           -----------
         Total liabilities and shareholders' equity......       $1,335,508            $1,404,878
                                                               ===========           ===========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                       JUNE 30, 2003 AND 2002
                                             (UNAUDITED)

                                                                      For the Three Months Ended
                                                                      --------------------------
                                                                 June 30, 2003         June 30, 2002
                                                                 -------------         -------------

Revenues:
    Interest and dividends...............................         $     1,036           $     4,174
                                                                  -----------           -----------
Total revenues...........................................               1,036                 4,174

Operating costs and expenses:
    General and administrative...........................              24,764               42,285
                                                                  -----------           -----------
Total operating expenses.................................              24,764               42,285

Income (loss) before tax provision.......................             (23,728)              (38,111)
    Provision for income taxes...........................                  --                   45
                                                                  -----------           -----------
Net income (loss)........................................         $  (23,728)           $   (38,156)
                                                                  ===========           ============

Per share data:
    Weighted average number of common shares outstanding.
                                                                      393,735               393,735
                                                                  -----------           -----------
Primary earnings per share:
    Income (loss) per share..............................         $     (0.06)           $    (0.10)
                                                                  ============           ===========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                         STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                       JUNE 30, 2003 AND 2002
                                             (UNAUDITED)

                                                                For the Three Months Ended
                                                                --------------------------
                                                             June 30, 2003    June 30, 2002
                                                             -------------    -------------

Cash flows from operating activities:
Net income (loss)                                                  $  (23,728)             $(38,156)
Adjustments to reconcile net income to
   Net cash from operating activities

(Increase) Decrease in current assets:
Interest and other receivables                                             25                40,329

(Decrease) Increase in current liabilities:
Other liabilities                                                     (50,000)                   --
Accounts payable                                                        4,358                13,191
Income taxes payable                                                       --                    45
                                                                  -----------           -----------
   Net cash from operating activities                                 (69,345)               15,409

Cash flows from investing activities:
   Research investment                                                     --              (750,000)
                                                                  -----------           ------------
   Net cash from investing activities                                      --              (750,000)

Cash flows from financing activities:
   Research investment funding                                             --               (25,000)
                                                                  -----------           -----------
   Net cash from financing activities                                      --               (25,000)

Net (decrease) increase in cash and
cash equivalents                                                      (69,345)             (759,591)

Cash and cash equivalents, beginning                                  454,754             1,359,417
                                                                  -----------           -----------
Cash and cash equivalents, ending                                 $   385,409           $   599,826
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
                                            JUNE 30, 2003
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
In the opinion of management,  all adjustments  (consisting of normal recurring accruals) considered necessary for a fair presentation  have been included.  Operating results for the three month period ending June 30, 2003 are not  necessarily  indicative  of the results  that may be expected  for the fiscal year ending March 31, 2004. For further  information,  refer to the financial  statements and footnotes  thereto  included in the  Company's  annual report on Form 10-K for the fiscal year ended
March 31, 2003.

NOTE B--RECLASSIFICATION

     The 2002  financial  statements  have been  reclassified,  where  necessary,  to conform to the presentation of the 2003 financial statements.

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

     On June 1, 2001, Paragon notified the Board of Directors of St. Lawrence that the Paragon Board had determined that due to a lack of suitable business  combinations  available to Paragon,  Paragon would be liquidated and dissolved. The dissolution of Paragon was completed effective June 29, 2001.
As a result, subscription rights held by the Company's stockholders have been effectively cancelled.

NOTE E--RESEARCH INVESTMENT

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

NOTE F--T3 THERAPEUTICS INVESTMENT

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

                                 THE ST. LAWRENCE SEAWAY CORPORATION

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESEARCH  FUNDING - Please see "Note F--T3  Therapeutics"  in the Notes to the  Financial  Statement
contained  under Item 1 of this Form 10-Q for a  description  of a research  funding  agreement  the
Company entered into during the three months ended June 30, 2002.

In March 2003, the Development  Company entered into a development and worldwide licensing agreement with West  Pharmaceutical  Services,  Inc.  for the  development  and  commercialization  of an oral sustained release formulation of liothyronine.  Under the terms of the agreement,  West will receive milestone payments for the successful  completion of various development  activities  throughout the program. West will also receive royalty payments based on commercial sales if the product is granted regulatory approval.  The Development Company will receive certain licenses necessary to develop and sell products  incorporating West's sustained release delivery  technology.  The Development Company paid an up-front  license fee of $150,000 in addition to the milestone and royalty payments that may become payable depending on the success of the project.  The Development  Company will pay all costs associated with the development  program,  which are currently  estimated to total $600,000 over the life of the development program, which is expected to be at least two years.

In the event the follow-on  contribution  of $750,000 in the  Development  Company is required to be made following preliminary FDA approval,  the Company may need to raise additional funds to meet its obligation, either through borrowings or the issuance of additional equity interests in the Company.

RESULTS OF OPERATIONS -- Three months ended June 30, 2003 as compared to three months ended June 30,
                         2002.

Interest and  dividend  income  decreased  to $1,036 for the three months ended June 30, 2003,  from
$4,174 for the three months ended June 30, 2002, a decrease of $3,138,  or 75.1%. This decrease is a result of lower cash balances during the period due to research funding investments,  as well as due to lower rates of interest  earned on invested  funds.  Interest and dividend  income is expected to continue  to be lower in  future  periods  as a result  of the use of a  significant  amount  of the
Company's cash in the T3 Therapeutics joint venture and in the NYU Research Funding Agreement.

General and administrative  expenses  decreased  $17,521,  or 41.4%, to $24,764 for the three months ended June 30, 2003 from  $42,285 for the three months  ended June 30,  2002.  The higher  amount of general and  administrative  expenses for the three months ended June 30, 2002 was due  primarily to increased  professional  fees incurred during the negotiation of the T3 Therapeutics  joint venture.
The following table provides further detail on general and administrative expenses:

                                     THREE MONTHS ENDED JUNE 30,

                                                                     2003             2002
                                                                     ----             ----
Executive compensation, management fees, salaries and employee
     benefits..................................................     $4,757           $3,686
Office rent and company operations.............................      4,013            4,092
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................      5,994            1,507
Professional fees (accounting & legal).........................     10,000           33,000

As a result of the above items,  the Company had a loss of $23,728 before  provision of income taxes in the three months ended June 30, 2003, as compared to a loss of $38,111 before provision of income taxes in the three months ended June 30, 2002.

No Indiana gross tax was provided for in the three months ended June 30, 2003 as compared to Indiana gross tax of $45 in the three months ended June 30, 2002.  No federal tax provision is applicable in the three month periods ended June 30, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had net working capital of $303,675, substantially all of which was in cash and money market funds.  The Company believes it has sufficient  capital  resources to continue its current business.  In the event the follow-on  investment of $750,000 in the Development Company is required to be made following preliminary FDA approval,  the Company may need to raise additional funds to meet its  obligation,  either  through  borrowings  or the  issuance of  additional  equity interests in the Company.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material  change in the  Company's  exposure to market risk since the  information disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

          Item 3.        DEFAULTS UPON SENIOR SECURITIES - Not Applicable

          Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable

          Item 5.        OTHER INFORMATION - Not Applicable

          Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

          Item 6(a) Exhibits:

          31.1  Certification by Principal Executive Officer Pursuant to Rule 13a-14(a)
          31.2  Certification by Principal Financial Officer Pursuant to Rule 13a-14(a)
          32.1  Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
          32.2  Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

          Item 6(b) Reports on Form 8-K - None

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

                                                                 THE ST. LAWRENCE SEAWAY CORPORATION

                                                                 Registrant

Date:  August 14, 2003

                                                                 /s/ Daniel L. Nir
                                                                 -----------------------------------
                                                                 Daniel L. Nir
                                                                 President and Treasurer
                                                                 (Chief Financial Officer)

