Form 10-Q
period 2003-09-30
ST LAWRENCE SEAWAY CORP
filed 2003-11-13
CIK 86264

====================================================================================================

                                 SECURITIES AND EXCHANGE COMMISSION

                                       WASHINGTON, D.C. 20549

                                              FORM 10-Q
                                              ---------

                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                                                     Commission File No.
September 30, 2003                                                                    0-2040
--------------------------                                                     -------------------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                       ------------------------------------------------------
                       (Exact Name of Registrant as Specified in its Charter)

     INDIANA                                                                35-1038443
-------------------------------                                 ------------------------------------
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

         Yes     X                  No
             ---------                 -------

Indicate by check mark whether the registrant is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes                        No    X
             ---------                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                                          Outstanding at November 13, 2003
     -----                                                          --------------------------------
Common Stock, $1.00 par value                                                     393,735

====================================================================================================

                                        THE ST. LAWRENCE SEAWAY CORPORATION

                                                  FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION                                                                  PAGE
                                                                                                ----

Notes to Financial Statements - September 30, 2003...............................................7-8

Management's Discussion and Analysis of Financial Condition and
   Results of Operations   .....................................................................9-12

PART II.  OTHER INFORMATION.......................................................................13

Signatures........................................................................................14

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                                SEPTEMBER 30, 2003 AND MARCH 31, 2003

                                                                 At September 30,
                                                                      2003            At March 31,
                                                                   (unaudited)           2003
                                                                 ----------------     ------------

                                               ASSETS
Current assets:
    Cash and cash equivalents............................          $  333,668          $ 454,754
    Interest and other receivables.......................                  79                124
                                                                  -----------        -----------
         Total current assets............................             333,747            454,878

Research investment......................................             950,000            950,000
                                                                  -----------        -----------
         Total assets....................................         $ 1,283,747        $ 1,404,878
                                                                  ===========        ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable & other.............................           $  26,250           $ 27,475
    Research investment funding..........................              25,000            100,000
                                                                  -----------        -----------
         Total current liabilities.......................              51,250            127,475
                                                                  -----------        -----------
         Total liabilities...............................              51,250            127,475
                                                                  -----------        -----------

Shareholders' equity:
    Common stock, par value $1, 4,000,000 authorized,
       393,735 issued and outstanding at the respective
       dates.............................................             393,735            393,735
    Additional paid-in capital...........................             377,252            377,252
    Retained earnings....................................             461,510            506,416
                                                                  -----------        -----------
    Total shareholders' equity...........................           1,232,497          1,277,403
                                                                  -----------        -----------
         Total liabilities and shareholders' equity......         $ 1,283,747         $1,404,878
                                                                  ===========        ===========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                     SEPTEMBER 30, 2003 AND 2002
                                             (UNAUDITED)

                                                                     For the Three Months Ended
                                                                     --------------------------
                                                                   September 30,    September 30,
                                                                       2003            2002
                                                                       ----            ----

Revenues:
    Interest and dividends...............................           $      730       $   2,109
                                                                   -----------     -----------
Total revenues...........................................                  730           2,109

Operating costs and expenses:
    General and administrative...........................               21,784          19,018
                                                                   -----------     -----------
Total operating expenses.................................               21,784          19,018

Income (loss) before tax provision.......................             (21,054)        (16,909)
    Provision for income taxes...........................                 124              25
                                                                   -----------     -----------
Net income (loss)........................................          $  (21,178)     $  (16,934)
                                                                   ===========     ===========

Per share data:
    Weighted average number of common shares outstanding.
                                                                      393,735         393,735
                                                                   -----------     -----------
Primary earnings per share:
    Income (loss) per share..............................          $    (0.05)     $    (0.04)
                                                                   ===========     ===========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                            STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED
                                     SEPTEMBER 30, 2003 AND 2002
                                             (UNAUDITED)

                                                                     For the Six Months Ended
                                                                     ------------------------
                                                                 September 30,      September 30,
                                                                     2003                2002
                                                                     ----                ----

Revenues:
    Interest and dividends...............................          $     1,766         $     6,283
                                                                   -----------         -----------
Total revenues...........................................                1,766               6,283

Operating costs and expenses:
    General and administrative...........................               46,548              61,303
                                                                   -----------         -----------
Total operating expenses.................................               46,548              61,303

Income (loss) before tax provision.......................             (44,782)            (55,020)
    Provision for income taxes...........................                 124                  70
                                                                   -----------         -----------
Net income (loss)........................................          $  (44,906)         $  (55,090)
                                                                   ===========         ===========

Per share data:
    Weighted average number of common shares outstanding.
                                                                       393,735             393,735
                                                                   -----------         -----------
Primary earnings per share:
    Income (loss) per share..............................          $    (0.11)         $    (0.14)
                                                                   ===========         ===========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                          STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                     SEPTEMBER 30, 2003 AND 2002
                                             (UNAUDITED)

                                                             For the Six Months Ended
                                                             ------------------------
                                                         September 30,      September 30,
                                                             2003               2002
                                                             ----               ----

Cash flows from operating activities:
Net income (loss)                                            $(44,906)           $(55,090)
Adjustments to reconcile net income to
   net cash from operating activities

(Increase) Decrease in current assets:
Interest and other receivables                                     45              40,582

(Decrease) Increase in current liabilities:
Other liabilities                                             (75,000)                 --
Accounts payable                                               (1,225)              1,558
Income taxes payable                                               --                  70
                                                          -----------          ----------
   Net cash from operating activities                        (121,086)            (12,880)

Cash flows from investing activities:
   Research investment                                             --            (750,000)
                                                          -----------           ----------
   Net cash from investing activities                              --            (750,000)

Cash flows from financing activities:
   Research investment funding                                     --             (50,000)
                                                          -----------           ----------
   Net cash from financing activities                              --             (50,000)

Net (decrease) increase in cash and
cash equivalents                                             (121,086)           (812,880)

Cash and cash equivalents, beginning                          454,754           1,359,417
                                                          -----------         -----------
Cash and cash equivalents, ending                            $333,668         $   546,537
                                                          ===========         ===========

Supplemental disclosures of cash flow
   information:
   Cash paid for income taxes                                     124                  --
   Cash paid for interest expense                                  --                  --

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  NOTES TO THE FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2003
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
In the opinion of management,  all adjustments  (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month and six month periods ending  September 30, 2003 are not  necessarily  indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information,  refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

     Paragon was an independent publicly-owned corporation.  However, because Paragon did not have a specific  operating  business at the time of the  distribution,  the  distribution of the shares was conducted in accordance with Rule 419 promulgated  under the Securities Act of 1933, as amended (the
"Securities  Act"). As a result,  the shares,  subscription  rights,  and any shares  issueable upon exercise of subscription rights, were put into escrow. While held in escrow, the shares could not be traded or transferred.

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
Funding  provided  by the  Company is being used for the  purpose of  financing  development  of new formulations of such hormones,  and to conduct animal and human clinical  trials.  Research has been initiated by the Development  Company,  which has been founded by physicians at a major metropolitan
New York City area hospital. The Company acquired, subject to adjustment, a 12.5% ownership stake in the  Development  Company,  in  exchange  for  development  funding  of  $750,000,  for use  over an approximately  two-year period. The agreement  provides for a follow-on  investment of an additional
$750,000 if certain  preliminary FDA testing approvals are secured with a corresponding  increase in the  Company's  ownership  stake to 25% of the  Development  Company.  If the product is licensed by
Development  Company to a  pharmaceutical  partner  the  Company  would be  entitled to a portion of
Development  Company's  resulting  royalties  and progress  payments.  The amount of ownership to be received by the Company is subject to adjustment  based upon (i) ownership and license  arrangements that the Development Company makes with laboratories that provide research and formulation expertise and products, (ii) development or licensing transactions,  or (iii) other sources of financing.  The
Company  loaned the  Development  Company  $40,000 in connection  with entering the letter of intent relating to the joint venture agreement;  the $40,000 note was cancelled and was credited toward the
Company's  initial  $750,000  contribution.  Development  and  commercialization  of  the  treatment protocols  is highly  speculative  and  subject to numerous  scientific,  practical,  financial  and commercial uncertainties.

                                        THE ST. LAWRENCE SEAWAY CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESEARCH FUNDING.

     Please see "Note F--T3 Therapeutics" in the Notes to the Financial  Statements  contained under
Item 1 of this Form 10-Q for a description of a research funding  agreement the Company entered into during the six months ended September 30, 2002.

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

     The initial formulation  research conducted by West Pharmaceuticals for the Development Company
has been completed and two prototype  formulations  have been  developed.  If current  stability and shelf life studies are successful,  large animal trials  conducted by West could begin by the end of
2003. The Development Company has also begun discussions with an international biotechnology company with respect to the  possibility of it making a minority  investment in the  Development  Company to fund future research and clinical trials.

     In the event the follow-on  contribution of $750,000 in the Development  Company is required to be made following preliminary FDA approval,  the Company will need to raise additional funds to meet its  obligation,  either through  borrowings or the issuance of additional  equity  interests in the
Company.

RESULTS OF  OPERATIONS  -- THREE MONTHS ENDED  SEPTEMBER  30, 2003 AS COMPARED TO THREE MONTHS ENDED
                           SEPTEMBER  30, 2002.

         Interest and dividend  income  decreased to $730 for the three months ended  September  30,
2003,  from $2,109 for the three months ended  September  30, 2002, a decrease of $1,379,  or 65.4%.
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

         General and  administrative  expenses  increased $2,766, or 14.5%, to $21,784 for the three months ended  September 30, 2003 from $19,018 for the three months ended  September  30, 2002.  This increase is  primarily  the result of  increased  annual  meeting  expenses due to the timing of the annual meeting of shareholders and an increase in accounting fees.

         The following table provides further detail on general and administrative expenses:

                                         THREE MONTHS ENDED SEPTEMBER 30,

                                                                           2003              2002
                                                                           ----              ----

Executive compensation, management fees, salaries and employee
     benefits..................................................         $ 4,621           $ 5,143
Office rent and company operations.............................           3,825             4,765
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................           3,088             1,610
Professional fees (accounting & legal).........................          10,250             7,500
                                                                         ------             -----
                  Total........................................        $ 21,784           $19,018
                                                                       ========           =======

         As a result of the above  items,  the Company  had a loss of $21,054  before  provision  of income taxes in the three months ended  September 30, 2003, as compared to a loss of $16,909  before provision of income taxes in the three months ended September 30, 2002.

         Indiana gross tax of $124 was provided for in the three months ended  September 30, 2003 as compared to Indiana  gross tax of $25 in the three months ended  September  30, 2002. No federal tax provision is applicable in the three month periods ended September 30, 2003 and 2002.

RESULTS OF OPERATIONS - Six months ended September 30, 2003 as compared to September 30, 2002.

         Interest and dividend  income  decreased to $1,766 for the six months ended  September  30,
2003, from $6,283 for the six months ended September 30, 2002, a decrease of $4,517,  or 71.9%. This decrease is a result of lower cash balances during the period due to research  funding  investments, as well as due to lower  rates of  interest  earned on  invested  funds.  Cash and cash  equivalents decreased  $121,086,  or 26.6%,  to $333,668 at September  30, 2003 from $454,754 at March 31, 2003, primarily as a result of the research funding investments and general and administrative expenses.

         General and administrative  expenses  decreased  $14,755,  or 24.1%, to $46,548 for the six months ended September 30, 2003 from $61,303 for the six months ended September 30, 2002. The higher amount for the 2002 period is primarily  attributable  to increased  legal fees incurred  during the negotiation of the T3 Therapeutics joint venture,  partially offset by an increase in annual meeting and stock  transfer  expenses  for the six months ended  September  30, 2003.  The  following  table provides further detail on general and administrative expenses:

                                   SIX MONTHS ENDED SEPTEMBER 30,

                                                                            2003           2002
                                                                            ----           ----

Executive compensation, management fees, salaries and employee
     benefits..................................................          $ 9,378        $ 8,829
Office rent and company operations.............................            7,838          8,857
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................            9,082          3,117
Professional fees (accounting & legal).........................           20,250         40,500
                                                                          ------         ------
                  Total........................................          $46,548        $61,303
                                                                         =======        =======

         As a result of the above  items,  the Company had a loss of $44,782  before  provision  for income taxes in the six months ended  September  30, 2003,  as compared to a loss of $55,020  before provision for income taxes in the six months ended September 30, 2002.

         Indiana  gross tax of $124 was provided for in the six months ended  September  30, 2003 as compared to Indiana  gross tax of $70 in the six months ended  September  30,  2002.  No federal tax provision is applicable in the six month periods ended September 30, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, the Company had net working capital of $282,497,  substantially  all of which  was in cash and money  market  funds.  The  Company  believes  it has  sufficient  capital resources to continue its current business. In the event the follow-on investment of $750,000 in the
Development Company is required to be made following preliminary FDA approval, the Company will need to raise  additional  funds to meet its  obligation,  either  through  borrowings or the issuance of additional equity interests in the Company.

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

Item 3.        Defaults upon Senior Securities - Not Applicable

Item 4.        Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.        Other Information - Not Applicable

Item 6.        Exhibits and Reports on Form 8-K -

Item 6(a) Exhibits - 31.1 - Certification by Principal Executive Officer Pursuant to Rule 13-14(a).

                     31.2 - Certification by Principal Financial Officer Pursuant to Rule 13a-14(a).

                     32.1 - Certificate  of Chief  Executive  Officer Pursuant to 18 U.S.C. Section
                     1350.

                     32.2 - Certificate  of Chief  Financial  Officer Pursuant to 18 U.S.C. Section
                     1350.

Item 6(b)  Reports  on Form 8-K - No  reports  on Form 8-K were  filed  during  the three  months ended September 30, 2003.

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

                                                        THE ST. LAWRENCE SEAWAY CORPORATION

                                                        Registrant

                                                        /s/Daniel L. Nir
                                                        --------------------------------------------
Date:  November 13, 2003                                Daniel L. Nir
                                                        President and Treasurer
                                                        (Chief Financial Officer)

