Form 10-Q
period 2003-12-31
ST LAWRENCE SEAWAY CORP
filed 2004-02-17
CIK 86264

====================================================================================================

                                 SECURITIES AND EXCHANGE COMMISSION

                                       WASHINGTON, D.C. 20549

                                              FORM 10-Q
                                              ---------

                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                                                      Commission File No.
   December 31, 2003                                                                    0-2040
   -----------------                                                                    ------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                       ------------------------------------------------------
                       (Exact Name of Registrant as Specified in its Charter)

           INDIANA                                                            35-1038443
           -------                                                            ----------
(State or other jurisdiction of                                 (I.R.S. Employer Identification No.)
 incorporation or organization)

818 Chamber of Commerce Building
320 N. Meridian Street
Indianapolis, Indiana                                                                 46204
--------------------------------------------------                                  ----------
(Address of principal executive offices)                                            (Zip Code)

Registrant's telephone number, including area code          (317) 639-5292
                                                    ------------------------------

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

         Yes                        No    X
             ----------               ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                                    Outstanding at February 13, 2004
     -----                                                    --------------------------------
     Common Stock, $1.00 par value                                         393,735

====================================================================================================

                                        THE ST. LAWRENCE SEAWAY CORPORATION

                                                  FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION                                                            PAGE
                                                                                          ----

Notes to Financial Statements - December 31, 2003.........................................7-8

Management's Discussion and Analysis of Financial Condition and
   Results of Operations   ..............................................................9-12

PART II.  OTHER INFORMATION................................................................13

Signatures.................................................................................14

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                                DECEMBER 31, 2003 AND MARCH 31, 2003

                                                           At December 31,        At March 31,
                                                               2003                  2003
                                                           ---------------       ---------------
                                                             (unaudited)
                                               ASSETS
Current assets:
    Cash and cash equivalents............................        $ 264,211           $ 454,754
    Interest and other receivables.......................               --                 124
                                                             -------------       -------------
         Total current assets............................          264,211             454,878

Research investment......................................          950,000             950,000
                                                             -------------       -------------
         Total assets....................................      $ 1,214,211         $ 1,404,878
                                                             =============       =============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable & other.............................          $ 5,547            $ 27,475
    Research investment funding..........................               --             100,000
                                                             -------------       -------------
         Total current liabilities.......................            5,547             127,475
                                                             -------------       -------------
         Total liabilities...............................            5,547             127,475
                                                             -------------       -------------

Shareholders' equity:
    Common stock, par value $1, 4,000,000 authorized,
       393,735 issued and outstanding at the respective
       dates.............................................          393,735             393,735
    Additional paid-in capital...........................          377,252             377,252
    Retained earnings....................................          437,677             506,416
                                                             -------------       -------------
    Total shareholders' equity...........................        1,208,664           1,277,403
                                                             -------------       -------------
         Total liabilities and shareholders' equity......       $1,214,211          $1,404,878
                                                             =============       =============

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                     DECEMBER 31, 2003 AND 2002
                                             (UNAUDITED)

                                                                     For the Three Months Ended
                                                               --------------------------------------
                                                               December 31,        December 31,
                                                                   2003                2002
                                                               ------------        ------------
Revenues:
    Interest and dividends...............................         $    502         $     1,733
                                                               -----------         -----------
Total revenues...........................................              502               1,733

Operating costs and expenses:
    General and administrative...........................           24,334              23,019
                                                               -----------         -----------
Total operating expenses.................................           24,334              23,019

Income (loss) before tax provision.......................          (23,832)            (21,286)
    Provision for income taxes...........................               --                  24
                                                               -----------         -----------
Net income (loss)........................................       $  (23,832)         $  (21,310)
                                                               ============        ============

Per share data:
    Weighted average number of common shares outstanding.
                                                                   393,735             393,735
                                                               -----------         -----------
Primary earnings per share:
    Income (loss) per share..............................        $   (0.06)          $   (0.05)
                                                               ------------        ------------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED
                                     DECEMBER 31, 2003 AND 2002
                                             (UNAUDITED)

                                                                   For the Nine Months Ended
                                                               --------------------------------
                                                               December 31,        December 31,
                                                                   2003                2002
                                                               ------------        ------------
Revenues:
    Interest and dividends...............................      $     2,268         $     8,016
                                                               -----------         -----------
Total revenues...........................................            2,268               8,016

Operating costs and expenses:
    General and administrative...........................           70,883              84,322
                                                               -----------         -----------
Total operating expenses.................................           70,883              84,322

Income (loss) before tax provision.......................          (68,615)            (76,306)
    Provision for income taxes...........................              124                  94
                                                               -----------         -----------
Net income (loss)........................................       $  (68,739)         $  (76,400)
                                                               ============        ============

Per share data:
    Weighted average number of common shares outstanding.
                                                                   393,735             393,735
                                                               -----------         -----------
Primary earnings per share:
    Income (loss) per share..............................       $    (0.17)         $    (0.19)
                                                               ============        ============

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                         STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                                     DECEMBER 31, 2003 AND 2002
                                             (UNAUDITED)

                                                                 For the Nine Months Ended
                                                              --------------------------------
                                                              December 31,        December 31,
                                                                  2003                2002
                                                              ------------        ------------
Cash flows from operating activities:
Net income (loss)                                                 $(68,739)           $(76,400)
Adjustments to reconcile net income to
   Net cash from operating activities

(Increase) Decrease in current assets:
Interest and other receivables                                         124              40,797

(Decrease) Increase in current liabilities:
Other liabilities                                                 (100,000)                 --
Accounts payable                                                   (21,928)            (28,804)
Income taxes payable                                                    --                (425)
                                                               -----------         -----------
   Net cash from operating activities                             (190,543)            (64,832)

Cash flows from investing activities:
   Research investment                                                  --            (750,000)
                                                               -----------         -----------
   Net cash from investing activities                                   --            (750,000)

Cash flows from financing activities:
   Research investment funding                                          --             (75,000)
                                                               -----------         -----------
   Net cash from financing activities                                   --             (75,000)

Net (decrease) increase in cash and
cash equivalents                                                  (190,543)           (889,832)

Cash and cash equivalents, beginning                               454,754           1,359,417
                                                               -----------         -----------
Cash and cash equivalents, ending                              $   264,211         $   469,585
                                                               ===========         ===========

Supplemental disclosures of cash flow
   information:
   Cash paid for income taxes                                       $  124              $  449
   Cash paid for interest expense                                       --                  --

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  NOTES TO THE FINANCIAL STATEMENTS
                                          DECEMBER 31, 2003
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
In the opinion of management,  all adjustments  (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods  ending  December 31, 2003 are not  necessarily  indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information,  refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

         The initial  formulation  research  conducted by West  Pharmaceuticals  for the Development
Company has been completed and two prototype  formulations  have been developed.  Initial  prototype stability  studies have been  completed,  but the  prototypes  exhibited  some  instability  at high temperatures  and high humidity.  Consequently,  further  analysis and  formulation  studies must be completed before large animal trials can begin.  Discussions  between the Development  Company and a large biotechnology  company concluded  unsuccessfully  with no minority investment  agreement being reached.

         In the event the follow-on  contribution of $750,000 in the Development Company is required to be made following  preliminary FDA approval,  the Company will need to raise  additional funds to meet its obligation, either through borrowings or the issuance of additional equity interests in the
Company.

RESULTS OF OPERATIONS  --  THREE MONTHS ENDED DECEMBER 31, 2003 AS COMPARED  TO THREE  MONTHS  ENDED
                           DECEMBER 31, 2002.

         Interest and  dividend  income  decreased  to $502 for the three months ended  December 31,
2003, from $1,733 for the three months ended December 31, 2002, a decrease of $1,231.  This decrease is a  primarily  a  result  of lower  cash  balances  during  the  period  due to  research  funding investments.  Interest  and  dividend  income is  expected  to continue to be lower in the future as available cash is used for operating expenses.

         General and  administrative  expenses were $24,334 for the three months ended  December 31,
2003,  comparable to the general and  administrative  expenses of $23,019 for the three months ended
December 31, 2002. An increase in stock  transfer  services,  proxy,  annual  meeting and SEC report compliance costs was offset by a decrease in professional fees. The following table provides further detail on general and administrative expenses:

                                   THREE MONTHS ENDED DECEMBER 31,

                                                                          2003              2002
                                                                          ----              ----

Executive compensation, management fees, salaries and employee
     benefits..................................................         $ 4,945           $ 2,648
Office rent and company operations.............................           3,900             2,901
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................           9,036             9,955
Professional fees (accounting & legal).........................           6,453             7,515
                                                                      ---------         ---------
                  Total........................................         $24,334           $23,019
                                                                      =========         =========

         As a result of the above  items,  the Company  had a loss of $23,832  before  provision  of income taxes in the three months ended  December 31, 2003,  as compared to a loss of $21,286  before provision of income taxes in the three months ended December 31, 2002.

         Indiana  gross tax of $24 was provided  for in the three months ended  December 31, 2002 as compared  to no Indiana  gross tax in the three  months  ended  December  31,  2003.  No federal tax provision is applicable in the three month periods ended December 31, 2003 and 2002.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2003 AS COMPARED TO DECEMBER 31, 2002.

         Interest and  dividend  income  decreased to $2,268 for the nine months ended  December 31,
2003,  from $8,016 for the nine months ended December 31, 2002, a decrease of $5,748.  This decrease is a result of lower cash balances  during the period due to the use of a significant  amount of the
Company's cash in the T3 Therapeutics joint venture and in the NYU Research Funding Agreement.  Cash and cash equivalents decreased $190,543, or 41.9%, to $264,211 at December 31, 2003 from $454,754 at
March 31, 2003,  primarily as a result of the funding of the NYU Research  Agreement and general and administrative expenses.

         General and administrative  expenses  decreased $13,439,  or 15.9%, to $70,883 for the nine months ended  December 31, 2003 from $84,322 for the nine months ended December 31, 2002. The higher amount for the nine months ended December 31, 2002 was primarily the result of increased  legal fees incurred during the negotiation of the T3 Therapeutics joint venture,  partially offset by increased stock transfer service expenses and annual meeting expense.

The following table provides further detail on general and administrative expenses:

                                          NINE MONTHS ENDED DECEMBER 31,

                                                                           2003              2002
                                                                           ----              ----
Executive compensation, management fees, salaries and employee
     benefits..................................................         $14,323           $11,477
Office rent and company operations.............................          11,739            11,758
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................          18,118            13,072
Professional fees (accounting & legal).........................          26,703            48,015
                                                                      ---------         ---------

                  Total........................................         $70,883           $84,322
                                                                      =========         =========

         As a result of the above  items,  the Company had a loss of $68,615  before  provision  for income taxes in the nine months ended  December  31, 2003,  as compared to a loss of $76,306  before provision for income taxes in the nine months ended December 31, 2002.

         Indiana  gross tax of $124 was provided  for in the nine months ended  December 31, 2003 as compared to Indiana  gross tax of $94 in the nine months ended  December  31,  2002.  No federal tax provision is applicable in the nine month periods ended December 31, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, the Company had net working capital of $258,664, substantially all of which was in cash and money market funds. The Company believes it has sufficient  capital  resources to continue its current business. In the event the additional funding of $750,000 in the Development
Company is required to be made following  preliminary  FDA approval,  the Company will need to raise additional  funds to meet its  obligation,  either through  borrowings or the issuance of additional equity interests in the Company.

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

         Item 1.      Legal Proceeding - Not Applicable

         Item 2.      Changes in Securities and Use of Proceeds - Not Applicable

         Item 3.      Defaults upon Senior Securities - Not Applicable

         Item 4.      Submission of Matters to a Vote of Security Holders.

                      (a)  The Company held its Annual Meeting of Stockholders on December 10, 2003.

                      (b)  Not applicable.

                      (c) At the Annual Meeting, the Company's nominees for director were elected by the following votes:

                         Nominee                 Votes in Favor        Votes to Withhold Authority
                         -------                 --------------        ---------------------------
                         Joel M. Greenblatt          235,540                      1,580
                         Daniel L. Nir               235,540                      1,580
                         Jack C. Brown               235,540                      1,580
                         Edward B. Grier, III        235,540                      1,580

         Item 5.      Other Information - Not Applicable

         Item 6.      Exhibits and Reports on Form 8-K -

         Item 6(a) Exhibits - 31.1 - Certification  by Principal  Executive Officer Pursuant to Rule
                                     13a-14(a).

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

                              32.1 - Certificate  of Chief  Executive  Officer  Pursuant to 18 U.S.C.
                                     Section 1350.

                              32.2 - Certificate  of Chief  Financial  Officer  Pursuant to 18 U.S.C.
                                     Section 1350.

         Item 6(b)  Reports  on Form 8-K - No reports on Form 8-K were filed during the three months ended December 31, 2003.

                                              SIGNATURE

Pursuant to the requirements of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        THE ST. LAWRENCE SEAWAY CORPORATION
                                                        -----------------------------------
                                                        Registrant

                                                        /s/ Daniel L. Nir
                                                        --------------------------------------------
Date:  February 17, 2004                                Daniel L. Nir
                                                        President and Treasurer
                                                        (Chief Financial Officer)

