Form 10-K/A
period 2003-03-31
ST LAWRENCE SEAWAY CORP
filed 2004-06-29
CIK 86264

====================================================================================================

                          United States Securities and Exchange Commission
                                       Washington, D.C. 20549

                                             FORM 10-K/A

    X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    -

                           For the fiscal year ended March 31, 2003
                                              or

    _  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from _____________ to ____________

                                   Commission file number: 0-2040

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                       ------------------------------------------------------
                       (Exact Name of Registrant as Specified in its Charter)

            Indiana                                                           35-1038443
---------------------------------                               ------------------------------------
  (State or Other Jurisdiction                                  (I.R.S. Employer Identification No.)
of Incorporation or Organization)

   320 N. Meridian St., Suite 818
           Indianapolis, Indiana                                                  46204
----------------------------------------                                       ----------
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
                               ---------------------------------------
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

====================================================================================================

                                          EXPLANATORY NOTE

     This Amendment on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the fiscal year ended  March 31,  2003,  as filed by the  Registrant  on June 27,  2003,  and is being filed to reflect the restatement of the  Registrant's  financial  statements.  The  restatement  reflects the expensing of certain  research and  development  costs that had previously  been accounted for as an investment. See Note A of the Notes to the financial statements.

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

                                               PART II

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

                                                      FOR THE FISCAL YEAR ENDED MARCH 31,
                               --------------------------------------------------------------------
                                    2003          2002          2001          2000          1999
                               ------------  ------------  ------------  ------------  ------------
Revenues:                                      (Restated)
Farm rentals....................    $    --       $    --       $    --       $ 8,208       $ 9,120
Interest & dividends............      9,205        39,227        79,540        49,244        51,069
Sales of land...................         --            --       392,235            --            --
                                -----------   -----------   -----------   -----------   -----------
   Total revenues...............      9,205        39,227       471,775        57,452        60,189
                                -----------   -----------   -----------   -----------   -----------
Costs & Expenses:
Farm related operating costs....         --            --            --           833         1,613
Depreciation....................         --            --                       1,111         1,568
                                                                     --
Research investment-NYU.........         --       200,000            --            --            --
Consulting fees.................     17,000         6,000         6,000         6,000         6,000
General and administrative......     99,543       124,888        85,585        88,034       102,102
                                -----------   -----------   -----------   -----------   -----------
   Total operating expenses.....    116,543       330,888        91,585        95,978       111,283
Income (loss) before income
   taxes........................   (107,338)     (291,661)      380,190       (38,526)      (51,094)
Income tax expense (benefit)....         --           449         7,594           573           690
                                -----------   -----------   -----------   -----------   -----------
   Net income (loss)............  $(107,338)    $(292,110)    $ 372,596     $ (39,099)    $ (51,784)
                                ===========   ===========   ===========   ===========   ===========
Income (loss) per common share..    $ (0.27)      $ (0.74)     $   0.95      $  (0.10)        (0.13)
                                ===========   ===========   ===========   ===========   ===========
Weighted average number of
   common shares outstanding....    393,735       393,735       393,735       393,735       393,735

                                                           AT MARCH 31,
                               --------------------------------------------------------------------
                                    2003          2002          2001          2000          1999
                               ------------  ------------  ------------  ------------  ------------
BALANCE SHEET DATA:              (RESTATED)    (RESTATED)
Total assets.................... $1,204,878    $1,400,214    $1,491,692    $1,123,040    $1,165,360
Total liabilities...............    127,475       215,473        14,841        18,785        22,006
Shareholders' equity............  1,077,403     1,184,741     1,476,851     1,104,255     1,143,354

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     RESTATEMENT.  The Company restated its financial  statements for the year ended March 31, 2003, and for the first three  quarters of fiscal 2004,  as it has  determined  that the Research  Funding
Agreement  with  the  New  York  University  School  of  Medicine,  originally  accounted  for as an investment,  should be treated as research and development costs and expensed accordingly,  pursuant to  paragraph  12 of SFAS No. 2,  "Accounting  for Research and  Development  Costs."  Therefore,  a
$200,000  charge has been included in the statements of income for the year ended March 31, 2002. On the March 31, 2003 balance sheet,  the restatement  had the effect of reducing other  investments by
$200,000, with a corresponding $200,000 decrease in retained earnings.

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

     Expenses relating to the NYU Research Funding Agreement were $200,000 for the fiscal year ended
March 31,  2002,  with no expenses  relating to that  agreement  for the fiscal year ended March 31,
2003. See "Item 1 - Business - Research  Funding" for a description of the terms of the NYU Research
Funding Agreement.

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

                                        For the Fiscal Year Ended March 31,
                                      --------------------------------------
                                            2003                   2002
                                      ---------------        ---------------
Executive compensation,
    management fees, salaries and
    employee benefits...........          $ 11,116               $ 11,086
Office rent and operations......            15,921                 15,322
Stock services, proxy, annual
    meeting and SEC report
    compliance..................            14,491                 19,010
Professional fees (accounting &
    legal)......................            58,015                 79,470
                                         ---------              ---------
         Total..................          $ 99,543              $ 124,888
                                         =========              =========

     As a result of the above items,  the Company had a loss of $107,338 before provision for income taxes for the fiscal year ended March 31, 2003, as compared to a loss of $291,661  before  provision for income taxes for the fiscal year ended March 31, 2002.

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

     Expenses relating to the NYU Research Funding Agreement were $200,000 for the fiscal year ended
March 31,  2002,  with no expenses  relating to that  agreement  for the fiscal year ended March 31,
2001. See "Item 1 - Business - Research  Funding" for a description of the terms of the NYU Research
Funding Agreement.

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

                                        For the Fiscal Year Ended March 31,
                                      --------------------------------------
                                           2002                    2001
                                      ---------------        ---------------
Executive compensation,
    management fees, salaries and
    employee benefits...........          $ 11,086              $  10,757
Office rent and operations......            15,322                 15,669
Stock services, proxy, annual
    meeting and SEC report
    compliance..................            19,010                 16,905
Professional fees (accounting &
    legal)......................            79,470                 42,254
                                         ---------               --------
         Total..................         $ 124,888               $ 85,585
                                         =========               ========

     As a result of the above items,  the Company had a loss of $291,661 before provision for income taxes for the fiscal year ended March 31, 2002, as compared to a gain of $380,190  before  provision for income taxes for the fiscal year ended March 31, 2001.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Annexed hereto starting on Page 11.

                                               PART IV

ITEM 16 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS:                                                        PAGE NO.

    Independent Auditor's Report                                                     11
    Balance Sheets                                                                   12
    Statements of Income                                                             13
    Statement of Shareholders' Equity                                                14
    Statements of Cash Flow                                                          15

    Notes to Financial Statements                                                    16

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

                           (v)(b)  Amendment  to Stock Option  Agreement  dated  September  20, 2002
                           (Incorporated  by reference to Exhibit  10(v)(b) to the Form 10-K for the fiscal year ended March 31, 2003 as filed on June 27, 2003).

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

                           (vii)(b)  Amendment  No.  3  to  Common  Stock  Purchase  Warrant,  dated
                           September 20, 2002  (Incorporated  by reference to Exhibit  10(vii)(b) to the Form 10-K for the fiscal  year ended  March 31, 2003 as filed on June
                           27, 2003).

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

          (31.1)  Certification by Principal Executive Officer Pursuant to Rule 13a-14(a)

          (31.2)  Certification by Principal Financial Officer Pursuant to Rule 13a-14(a)

          (32.1)  Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

          (32.2)  Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

                                             SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     THE ST. LAWRENCE SEAWAY CORPORATION

                                                     By:/s/  Daniel L. Nir
                                                        --------------------------------------------
                                                        Daniel L. Nir
                                                        President, Treasurer and Director

                                                     Date:  June 29, 2004

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

We conducted our audits in accordance with the standards of the Public Company Accounting  Oversight
Board  (United  States).  Those  standards  require  that we plan and  perform  the  audit to obtain reasonable  assurance about whether the financial statements are free of material  misstatement.  An audit includes  examining,  on a test basis,  evidence supporting the amounts and disclosures in the financial  statements.  An  audit  also  includes  assessing  the  accounting  principles  used  and significant  estimates made by management,  as well as evaluating  the overall  financial  statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The ST. LAWRENCE SEAWAY CORPORATION as of March 31, 2003 and 2002, and the
results of its  operations  and its cash flows for each of the three years in the period ended March
31, 2003 in  conformity  with  accounting  principles  generally  accepted  in the United  States of
America.

June 13, 2003

                                                                 /s/ Sallee & Company, Inc.
                                                                 -----------------------------------

        1509 J STREET, P.O. BOX 1148, BEDFORD, INDIANA 47421, 812-275-4444 (FAX) 812-275-3300

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS
                            MARCH 31, 2003 (RESTATED) AND 2002 (RESTATED)

                                                    2003                    2002
                                                    ----                    ----
                                                 (Restated)              (Restated)
ASSETS

Current assets:
     Cash and cash equivalents...........        $  454,754              $1,359,417
     Interest and other receivables......               124                     797
     Note receivable....................                 --                  40,000
                                                -----------             -----------
         Total current assets............           454,878               1,400,214
     Other investments - Note 7..........           750,000                      --
                                                -----------             -----------
         Total assets...................        $ 1,204,878             $ 1,400,214
                                                ===========             ===========

LIABILITIES AND SHAREHOLDERS'EQUITY

Current liabilities:
     Accounts payable & other...........          $  27,475               $  40,024
     Federal and state taxes payable....                 --                     449
     Research investment funding........            100,000                 100,000
                                                -----------             -----------
         Total current liabilities......            127,475                 140,473
Long term liabilities:
     Research investment funding........                 --                  75,000
                                                -----------             -----------
         Total liabilities..............            127,475                 215,473
                                                -----------             -----------
Shareholders' equity:
     Common stock, par value $1
         4,000,000 authorized, 393,735
         issued and outstanding at the
         respective dates..............             393,735                 393,735
     Additional paid-in capital........             377,252                 377,252
     Retained earnings.................             306,416                 413,754
                                                -----------             -----------
     Total shareholders' equity........           1,077,403               1,184,741
                                                -----------             -----------
Total Liabilities and Shareholders'
     Equity............................         $ 1,204,878             $ 1,400,214
                                                ===========             ===========

             The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                        STATEMENTS OF INCOME
                        YEARS ENDED MARCH 31, 2003, 2002 (RESTATED) AND 2001

                                                              YEARS ENDED MARCH 31,
                                                   2003                2002                2001
                                                   ----                ----                ----
Revenues:                                                        (Restated)
     Interest and dividends..............     $   9,205          $   39,227           $  79,540
     Sales of land.......................            --                  --             392,235
                                            -----------         -----------         -----------
         Total revenues..................         9,205              39,227             471,775

Operating costs and expenses:
     Research investment-NYU.............            --             200,000                  --
     Consulting fees.....................        17,000               6,000               6,000
     General and administrative
         expenses........................        99,543             124,888              85,585
                                            -----------         -----------         -----------
         Total operating expenses........       116,543             330,888              91,585
                                                -------             -------              ------

Income (loss) before income taxes........     (107,338)           (291,661)             380,190
Income taxes/(tax benefit)...............           --                 449                7,594
                                            -----------         -----------         -----------
     Net income (loss)...................   $ (107,338)         $ (292,110)           $ 372,596
                                            ===========         ===========           =========
Per Share Data:
Weighted average number of common
     shares outstanding..................       393,735             393,735             393,735
                                            ===========         ===========         ===========
Basic earnings per common and common
   equivalent shares.....................    $   (0.27)          $   (0.74)            $   0.95
                                            ===========         ===========         ===========

             The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  STATEMENT OF SHAREHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 2003 (RESTATED), 2002 (RESTATED) AND 2001

                                                                     Accumulated
                                                                        Other
                                                                    Comprehensive
                                     Common Stock  Paid-in Capital      Income      Retained Earnings
                                     ------------  ---------------  --------------  -----------------
Balances at March 31, 2000...........   $393,735        $377,252            --         $ 333,268
     Net income for 2001.............                                                    372,596
                                                                                     -----------
Balances at March 31, 2001...........    393,735         377,252            --           705,864
     Net loss for 2002 (restated)....                                                   (292,110)
                                                                                     -----------
Balances at March 31, 2002
     (restated)......................    393,735         377,252            --           413,754
                                                                                     -----------
     Net loss for 2003...............                                                  (107,338)
                                                                                     -----------
Balances at March 31, 2003              $393,735        $377,252            --          $306,416
                                                                                     ===========
     (restated)......................

             The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                       STATEMENTS OF CASH FLOW
                        YEARS ENDED MARCH 31, 2003, 2002 (RESTATED) AND 2001

                                                              YEARS ENDED MARCH 31,
                                                 2003                   2002                   2001
                                                 ----                   ----                   ----
                                                                     (Restated)
Cash flows from operating activities:
     Net income (loss)...................     $(107,338)            $ (292,110)             $ 372,596
     Adjustments to reconcile net
        income to net cash from
        operating activities:
        Gain on sale of land............             --                     --               (392,235)
        (Increase) decrease in current
           assets:
        Other receivables................        40,673                (37,764)                  (996)
        Prepaid items....................            --                  9,649                 (7,208)
        (Decrease) increase in current
           liabilities:
        Other liabilities................       (12,998)               125,632                     --
        Accounts payable and other.......            --                     --                 (3,944)
                                            -----------            -----------            -----------
Net cash from operating activities......        (79,663)              (194,593)               (31,787)

Cash flows from investing activities:
     Research investment.............          (750,000)                    --                     --
     Sales of land.....................              --                     --                511,148
                                            -----------            -----------            -----------
         Net cash from investing
           activities..................        (750,000)                    --                511,148

Cash flows from financing activities:

     Research investment funding.......         (75,000)                75,000                     --
                                            -----------            -----------            -----------
         Net cash from financing
           activities..................         (75,000)                75,000                     --
     Net decrease in cash and cash
       equivalents.....................        (904,663)              (119,593)               479,361

Cash and cash equivalents, beginning...        1,359,417             1,479,010                999,649
                                            -----------            -----------            -----------
Cash and cash equivalents, ending......        $ 454,754            $1,359,417             $1,479,010
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

                                 THE ST. LAWRENCE SEAWAY CORPORATION

RESTATEMENT:

The Company  restated its financial  statements for the year ended March 31, 2003, and for the first three quarters of fiscal 2004, as it has determined that the Research Funding Agreement with the New
York University School of Medicine,  originally accounted for as an investment, should be treated as research and  development  costs and expensed  accordingly,  pursuant to paragraph 12 of SFAS No. 2,
"Accounting for Research and Development  Costs." Therefore,  a $200,000 charge has been included in the  statements of income for the year ended March 31, 2002. The impact of the  restatement  for the year ended  March 31,  2002  resulted  in a decrease  in net income  (loss) of $200,000 or $0.51 per share.  On the March 31, 2003  balance  sheet,  the  restatement  had the effect of  reducing  other investments by $200,000, with a corresponding $200,000 decrease in retained earnings.

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

                                 THE ST. LAWRENCE SEAWAY CORPORATION

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

