Form 10-Q/A
period 2003-06-30
ST LAWRENCE SEAWAY CORP
filed 2004-06-29
CIK 86264

====================================================================================================

                                 SECURITIES AND EXCHANGE COMMISSION

                                       WASHINGTON, D.C. 20549

                                             FORM 10-Q/A
                                             -----------

                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                                                       Commission File No.
      June 30, 2003                                                                     0-2040
--------------------------                                                       -------------------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                       ------------------------------------------------------
                       (Exact Name of Registrant as Specified in its Charter)

     INDIANA                                                                  35-1038443
--------------------------------                                ------------------------------------
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
                                                    ----------------------------------

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

         Yes                        No      X__
             ----------                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                                        Outstanding at August 12, 2003
        -----                                                        ------------------------------
Common Stock, $1.00 par value                                                    393,735

====================================================================================================

                                          EXPLANATORY NOTE

     This  Amendment on Form 10-Q/A amends the  Registrant's  Quarterly  Report on Form 10-Q for the
period ended June 30, 2003,  as filed by the  Registrant  on August 14, 2003,  and is being filed to reflect the restatement of the  Registrant's  financial  statements.  The  restatement  reflects the expensing of certain  research and  development  costs that had previously  been accounted for as an investment. See Note G of the Notes to the financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

                                           FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION                                                                PAGE

Notes to Financial Statements - June 30, 2003....................................................6-8

Management's Discussion and Analysis of Financial Condition and
   Results of Operations   ......................................................................9-11

PART II.  OTHER INFORMATION......................................................................12

Signatures.......................................................................................13

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                       JUNE 30, 2003 (RESTATED) AND MARCH 31, 2003 (RESTATED)

                                                               At June 30, 2003    At March 31, 2003
                                                             -------------------  -------------------
                                                                 (unaudited)           (restated)
                                                                 (restated)
                                               ASSETS
Current assets:
    Cash and cash equivalents............................         $ 385,409             $ 454,754
    Interest and other receivables.......................                99                   124
                                                                -----------           -----------
         Total current assets............................           385,508               454,878

Other investments (Note F)...............................           750,000               750,000
                                                                -----------           -----------
         Total assets....................................       $ 1,135,508           $ 1,204,878
                                                                ===========           ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable & other.............................         $  31,833              $ 27,475
    Research investment funding..........................            50,000               100,000
                                                                -----------           -----------
         Total current liabilities.......................            81,833               127,475
                                                                -----------           -----------
         Total liabilities...............................            81,833               127,475

Shareholders' equity:
    Common stock, par value $1, 4,000,000 authorized,
       393,735 issued and outstanding at the respective
       dates.............................................           393,735               393,735
    Additional paid-in capital...........................           377,252               377,252
    Retained earnings....................................           282,688               306,416
                                                                -----------           -----------
    Total shareholders' equity...........................         1,053,675             1,077,403
                                                                -----------           -----------
         Total liabilities and shareholders' equity......        $1,135,508            $1,204,878
                                                                ===========           ===========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                       JUNE 30, 2003 AND 2002
                                             (UNAUDITED)

                                                                  For the Three Months Ended
                                                         -------------------------------------------
                                                             June 30, 2003            June 30, 2002
                                                         ---------------------  --------------------
Revenues:
    Interest and dividends...............................    $       1,036         $      4,174
                                                               -----------          -----------
Total revenues...........................................            1,036                4,174

Operating costs and expenses:
    General and administrative...........................           24,764               42,285
                                                               -----------          -----------
Total operating expenses.................................           24,764               42,285

Income (loss) before tax provision.......................          (23,728)             (38,111)
    Provision for income taxes...........................               --                   45
                                                               -----------          -----------
Net income (loss)........................................      $  (23,728)          $  (38,156)
                                                               ===========          ===========

Per share data:
    Weighted average number of common shares outstanding.          393,735              393,735
                                                               -----------          -----------
Primary earnings per share:
    Income (loss) per share..............................       $    (0.06)          $    (0.10)
                                                               ============          ===========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                         STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                       JUNE 30, 2003 AND 2002
                                             (UNAUDITED)

                                                                For the Three Months Ended
                                                        -------------------------------------------
                                                           June 30, 2003             June 30, 2002
                                                        ---------------------    ------------------

Cash flows from operating activities:
Net income (loss)                                               $  (23,728)            $(38,156)
Adjustments to reconcile net income to
   Net cash from operating activities

(Increase) Decrease in current assets:
Interest and other receivables                                          25               40,329

(Decrease) Increase in current liabilities:
Other liabilities                                                  (50,000)                  --
Accounts payable                                                     4,358               13,191
Income taxes payable                                                    --                   45
                                                                ----------           ----------
   Net cash from operating activities                              (69,345)              15,409

Cash flows from investing activities:
   Research investment                                                  --             (750,000)
                                                                ----------            ----------
   Net cash from investing activities                                   --             (750,000)

Cash flows from financing activities:
   Research investment funding                                          --              (25,000)
                                                                ----------            ----------
   Net cash from financing activities                                   --              (25,000)

Net (decrease) increase in cash and
cash equivalents                                                   (69,345)            (759,591)

Cash and cash equivalents, beginning                               454,754            1,359,417
                                                                ----------           ----------
Cash and cash equivalents, ending                               $  385,409           $  599,826
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

NOTE G - RESTATEMENT

     The Company  restated its financial  statements  for the year ended March 31, 2003, and for the first three quarters of fiscal 2004, as it has determined that the Research  Funding  Agreement with the New York University  School of Medicine,  originally  accounted for as an investment,  should be treated as research and development costs and expensed accordingly, pursuant to paragraph 12 of SFAS
No. 2, "Accounting for Research and Development  Costs." On the June 30, 2003 and the March 31, 2003
balance sheets,  the restatement  had the effect of reducing other  investments by $200,000,  with a corresponding $200,000 decrease in retained earnings.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT.  The Company  restated its financial  statements for the year ended March 31, 2003, and for the first  three  quarters  of fiscal  2004,  as it has  determined  that the  Research  Funding
Agreement  with  the  New  York  University  School  of  Medicine,  originally  accounted  for as an investment,  should be treated as research and development costs and expensed accordingly,  pursuant to paragraph 12 of SFAS No. 2, "Accounting for Research and Development Costs." On the June 30, 2003
and the March 31, 2003 balance sheets,  the restatement had the effect of reducing other investments by $200,000, with a corresponding $200,000 decrease in retained earnings.

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

                                 THE ST. LAWRENCE SEAWAY CORPORATION

PART II.  OTHER INFORMATION

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

          Item 6(b) Reports on Form 8-K - None

                                              SIGNATURE

Pursuant to the requirements of the Securities  Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        THE ST. LAWRENCE SEAWAY CORPORATION

                                                        Registrant

                                                        /s/Daniel L. Nir
                                                        --------------------------------------------
Date:  June 29, 2004                                    Daniel L. Nir
                                                        President and Treasurer
                                                        (Chief Financial Officer)

