Form 10-Q/A
period 2003-09-30
ST LAWRENCE SEAWAY CORP
filed 2004-06-29
CIK 86264

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
                                                    -----------------------------------------

Indicate by check mark  whether the  registrant:  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months,  and (2)
has been subject to such filing requirements for the past 90 days.

         Yes     X                  No
             ---------                ---------

Indicate by check mark whether the registrant is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes                        No     X
             ----------                ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                                        Outstanding at November 13, 2003
       -----                                                        --------------------------------
Common Stock, $1.00 par value                                                     393,735

====================================================================================================

                                          EXPLANATORY NOTE

     This  Amendment on Form 10-Q/A amends the  Registrant's  Quarterly  Report on Form 10-Q for the
period ended September 30, 2003, as filed by the Registrant on November 13, 2003, and is being filed to reflect the restatement of the Registrant's  financial  statements.  The restatement reflects the expensing of certain  research and  development  costs that had previously  been accounted for as an investment. See Note G of the Notes to the financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

                                           FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION                                                                PAGE

Notes to Financial Statements - September 30, 2003..............................................7-9

Management's Discussion and Analysis of Financial Condition and
   Results of Operations   .....................................................................10-13

PART II.  OTHER INFORMATION.....................................................................13

Signatures......................................................................................14

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                     SEPTEMBER 30, 2003 (RESTATED) AND MARCH 31, 2003 (RESTATED)

                                                                  At September 30      At March 31,
                                                                          2003             2003
                                                                  ---------------     --------------
                                                                    (unaudited)         (restated)
                                                                    (restated)
                                   ASSETS
Current assets:
    Cash and cash equivalents............................             $  333,668           $ 454,754
    Interest and other receivables.......................                     79                 124
                                                                    ------------        ------------
         Total current assets............................                333,747             454,878

Other investments (Note F)...............................                750,000             750,000
                                                                    ------------        ------------
         Total assets....................................           $  1,083,747         $ 1,204,878
                                                                    ============        ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable & other.............................              $  26,250            $ 27,475
    Research investment funding..........................                 25,000             100,000
                                                                    ------------        ------------
         Total current liabilities.......................                 51,250             127,475
                                                                    ------------        ------------
         Total liabilities...............................                 51,250             127,475
                                                                    ------------        ------------

Shareholders' equity:
    Common stock, par value $1, 4,000,000 authorized,
       393,735 issued and outstanding at the respective
       dates.............................................                393,735             393,735
    Additional paid-in capital...........................                377,252             377,252
    Retained earnings....................................                261,510             306,416
                                                                    ------------        ------------
    Total shareholders' equity...........................              1,032,497           1,077,403
                                                                    ------------        ------------
         Total liabilities and shareholders' equity......           $  1,083,747          $1,204,878
                                                                    ============        ============

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                     SEPTEMBER 30, 2003 AND 2002
                                             (UNAUDITED)

                                                                  For the Three Months Ended
                                                         -------------------------------------------
                                                            September 30,            September 30,
                                                                2003                    2002
                                                         ---------------------   -------------------

Revenues:
    Interest and dividends...............................       $      730            $   2,109
                                                               -----------          -----------
Total revenues...........................................              730                2,109

Operating costs and expenses:
    General and administrative...........................           21,784               19,018
                                                               -----------          -----------
Total operating expenses.................................           21,784               19,018

Income (loss) before tax provision.......................          (21,054)             (16,909)
    Provision for income taxes...........................              124                   25
                                                               -----------          -----------
Net income (loss)........................................       $  (21,178)          $  (16,934)
                                                               ============         ============

Per share data:
    Weighted average number of common shares outstanding.
                                                                   393,735              393,735
                                                                   -------              -------
Primary earnings per share:
    Income (loss) per share..............................       $    (0.05)          $    (0.04)
                                                               ============         ============

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                            STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED
                                     SEPTEMBER 30, 2003 AND 2002
                                             (UNAUDITED)

                                                                   For the Six Months Ended
                                                         -------------------------------------------
                                                            September 30,            September 30,
                                                                2003                    2002
                                                         ---------------------   -------------------
Revenues:
    Interest and dividends...............................      $     1,766        $      6,283
                                                               -----------          -----------
Total revenues...........................................            1,766               6,283

Operating costs and expenses:
    General and administrative...........................           46,548               61,303
                                                               -----------          -----------
Total operating expenses.................................           46,548               61,303

Income (loss) before tax provision.......................          (44,782)             (55,020)
    Provision for income taxes...........................              124                   70
                                                               -----------          -----------
Net income (loss)........................................       $  (44,906)          $  (55,090)
                                                               ============         ============

Per share data:
    Weighted average number of common shares outstanding.
                                                                   393,735              393,735
                                                               -----------          -----------
Primary earnings per share:
    Income (loss) per share..............................       $    (0.11)          $    (0.14)
                                                               ============         ===========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                          STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                     SEPTEMBER 30, 2003 AND 2002
                                             (UNAUDITED)

                                                                  For the Six Months Ended
                                                        -------------------------------------------
                                                           September 30,            September 30,
                                                               2003                    2002
                                                        ---------------------   -------------------
Cash flows from operating activities:
Net income (loss)                                                 $(44,906)            $(55,090)
Adjustments to reconcile net income to
   net cash from operating activities

(Increase) Decrease in current assets:
Interest and other receivables                                          45               40,582

(Decrease) Increase in current liabilities:
Other liabilities                                                  (75,000)                  --
Accounts payable                                                    (1,225)               1,558
Income taxes payable                                                    --                   70
                                                             -------------        -------------
   Net cash from operating activities                             (121,086)             (12,880)

Cash flows from investing activities:
   Research investment                                                  --             (750,000)
                                                             -------------        -------------
   Net cash from investing activities                                   --             (750,000)

Cash flows from financing activities:
   Research investment funding                                          --              (50,000)
                                                             -------------        -------------
   Net cash from financing activities                                   --              (50,000)

Net (decrease) increase in cash and
cash equivalents                                                  (121,086)            (812,880)

Cash and cash equivalents, beginning                               454,754            1,359,417
                                                             -------------        -------------
Cash and cash equivalents, ending                                 $333,668         $    546,537
                                                                                  =============

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

NOTE G - RESTATEMENT

     The Company  restated its financial  statements  for the year ended March 31, 2003, and for the first three quarters of fiscal 2004, as it has determined that the Research  Funding  Agreement with the New York University  School of Medicine,  originally  accounted for as an investment,  should be treated as research and development costs and expensed accordingly, pursuant to paragraph 12 of SFAS
No. 2, "Accounting for Research and Development  Costs." On the September 30, 2003 and the March 31,
2003 balance sheets, the restatement had the effect of reducing other investments by $200,000,  with a corresponding $200,000 decrease in retained earnings.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESTATEMENT.  The Company  restated its financial  statements  for the year ended March 31,
2003,  and for the first three  quarters of fiscal  2004,  as it has  determined  that the  Research
Funding  Agreement with the New York University School of Medicine,  originally  accounted for as an investment,  should be treated as research and development costs and expensed accordingly,  pursuant to paragraph 12 of SFAS No. 2, "Accounting for Research and Development Costs." On the September 30,
2003 and the March 31,  2003  balance  sheets,  the  restatement  had the effect of  reducing  other investments by $200,000, with a corresponding $200,000 decrease in retained earnings.

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

         The following table provides further detail on general and administrative expenses:

                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                         2003            2002
                                                                         ----            ----

Executive compensation, management fees, salaries and employee
     benefits..................................................       $ 4,621         $ 5,143
Office rent and company operations.............................         3,825           4,765
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................         3,088           1,610
Professional fees (accounting & legal).........................        10,250           7,500
                                                                     --------         -------
                  Total........................................      $ 21,784         $19,018
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

                                   SIX MONTHS ENDED SEPTEMBER 30,

                                                                         2003            2002
                                                                         ----            ----
Executive compensation, management fees, salaries and employee
     benefits..................................................       $ 9,378         $ 8,829
Office rent and company operations.............................         7,838           8,857
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................         9,082           3,117
Professional fees (accounting & legal).........................        20,250          40,500
                                                                      -------         -------
                  Total........................................       $46,548         $61,303
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

PART II.  OTHER INFORMATION

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

