Form 10-Q/A
period 2003-12-31
ST LAWRENCE SEAWAY CORP
filed 2004-06-29
CIK 86264

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

         Yes     X                  No
             ---------                ----------

Indicate by check mark whether the registrant is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes                        No    X
             ----------               ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                                Outstanding at February 13, 2004
     -----------------------------                                 --------------------------------
     Common Stock, $1.00 par value                                            393,735

====================================================================================================

                                          EXPLANATORY NOTE

     This  Amendment on Form 10-Q/A amends the  Registrant's  Quarterly  Report on Form 10-Q for the
period ended  December 31, 2003, as filed by the Registrant on February 17, 2004, and is being filed to reflect the restatement of the Registrant's  financial  statements.  The restatement reflects the expensing of certain  research and  development  costs that had previously  been accounted for as an investment. See Note G of the Notes to the financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

                                           FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION                                                                 PAGE

Notes to Financial Statements - December 31, 2003................................................7-9

Management's Discussion and Analysis of Financial Condition and
   Results of Operations   ......................................................................10-13

PART II.  OTHER INFORMATION......................................................................13

Signatures.......................................................................................15

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                     DECEMBER 31, 2003 (RESTATED) AND MARCH 31, 2003 (RESTATED)

                                                             At December 31,           At March 31,
                                                                   2003                     2003
                                                            -----------------         --------------
                                                               (unaudited)              (restated)
                                                               (restated)
                                               ASSETS
Current assets:
    Cash and cash equivalents............................        $ 264,211                 $ 454,754
    Interest and other receivables.......................               --                       124
                                                              ------------              ------------
         Total current assets............................          264,211                   454,878

Other investments (Note F)...............................          750,000                   750,000
                                                              ------------              ------------
         Total assets....................................      $ 1,014,211              $  1,204,878
                                                              ============               ==========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable & other.............................          $ 5,547                 $ 27,475
    Research investment funding..........................               --                   100,000
                                                              ------------              ------------
         Total current liabilities.......................            5,547                  127,475
                                                              ------------              ------------
         Total liabilities...............................            5,547                   127,475
                                                              ------------              ------------

Shareholders' equity:
    Common stock, par value $1, 4,000,000 authorized,
       393,735 issued and outstanding at the respective
       dates.............................................          393,735                  393,735
    Additional paid-in capital...........................          377,252                  377,252
    Retained earnings....................................          237,677                   306,416
                                                              ------------              ------------
    Total shareholders' equity...........................        1,008,664                 1,077,403
                                                              ------------              ------------
         Total liabilities and shareholders' equity......       $1,014,211                $1,204,878
                                                              ============              ============

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                     DECEMBER 31, 2003 AND 2002
                                             (UNAUDITED)

                                                                  For the Three Months Ended
                                                         -------------------------------------------
                                                            December 31,             December 31,
                                                                2003                     2002
                                                         ---------------------   -------------------
Revenues:
    Interest and dividends...............................      $       502              $     1,733
                                                              ------------              ------------
Total revenues...........................................              502                     1,733

Operating costs and expenses:
    General and administrative...........................           24,334                    23,019
                                                              ------------              ------------
Total operating expenses.................................           24,334                   23,019

Income (loss) before tax provision.......................          (23,832)                  (21,286)
    Provision for income taxes...........................               --                       24
                                                              ------------              ------------
Net income (loss)........................................       $  (23,832)               $  (21,310)
                                                              =============             =============

Per share data:
    Weighted average number of common shares outstanding.          393,735                   393,735
                                                              ------------              ------------
Primary earnings per share:
    Income (loss) per share..............................        $   (0.06)                $   (0.05)
                                                              -------------             -------------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED
                                     DECEMBER 31, 2003 AND 2002
                                             (UNAUDITED)

                                                                   For the Nine Months Ended
                                                         -------------------------------------------
                                                            December 31,             December 31,
                                                                2003                     2002
                                                         ---------------------   -------------------
Revenues:
    Interest and dividends...............................      $     2,268              $      8,016
                                                              ------------              ------------
Total revenues...........................................            2,268                     8,016

Operating costs and expenses:
    General and administrative...........................           70,883                    84,322
                                                              ------------              ------------
Total operating expenses.................................           70,883                    84,322

Income (loss) before tax provision.......................          (68,615)                  (76,306)
    Provision for income taxes...........................              124                        94
                                                              ------------              ------------
Net income (loss)........................................       $  (68,739)              $   (76,400)
                                                              =============             =============

Per share data:
    Weighted average number of common shares outstanding.          393,735                   393,735
                                                              ------------              ------------
Primary earnings per share:
    Income (loss) per share..............................       $    (0.17)              $     (0.19)
                                                              =============             =============

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                         STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                                     DECEMBER 31, 2003 AND 2002
                                             (UNAUDITED)

                                                                For the Nine Months Ended
                                                        -----------------------------------------
                                                         December 31, 2003     December 31, 2002
                                                        --------------------   ------------------

Cash flows from operating activities:
Net income (loss)                                                 $(68,739)           $(76,400)
Adjustments to reconcile net income to
   Net cash from operating activities

(Increase) Decrease in current assets:
Interest and other receivables                                         124              40,797

(Decrease) Increase in current liabilities:
Other liabilities                                                 (100,000)                 --
Accounts payable                                                   (21,928)            (28,804)
Income taxes payable                                                    --                (425)
                                                           ---------------     ----------------
   Net cash from operating activities                             (190,543)            (64,832)

Cash flows from investing activities:
   Research investment                                                  --            (750,000)
                                                           ---------------           ----------
   Net cash from investing activities                                   --            (750,000)

Cash flows from financing activities:
   Research investment funding                                          --             (75,000)
                                                            --------------           ----------
   Net cash from financing activities                                   --             (75,000)

Net (decrease) increase in cash and
cash equivalents                                                  (190,543)           (889,832)

Cash and cash equivalents, beginning                               454,754           1,359,417
                                                                ----------           ---------
Cash and cash equivalents, ending                             $    264,211        $    469,585
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

NOTE G - RESTATEMENT

The Company  restated its financial  statements for the year ended March 31, 2003, and for the first three quarters of fiscal 2004, as it has determined that the Research Funding Agreement with the New
York University School of Medicine,  originally accounted for as an investment, should be treated as research and  development  costs and expensed  accordingly,  pursuant to paragraph 12 of SFAS No. 2,
"Accounting  for  Research and  Development  Costs." On the December 31, 2003 and the March 31, 2003
balance sheets,  the restatement  had the effect of reducing other  investments by $200,000,  with a corresponding $200,000 decrease in retained earnings.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT.

         The Company  restated its financial  statements  for the year ended March 31, 2003, and for the first three quarters of fiscal 2004, as it has determined  that the Research  Funding  Agreement with the New York University School of Medicine,  originally accounted for as an investment,  should be treated as research and development costs and expensed  accordingly,  pursuant to paragraph 12 of
SFAS No. 2, "Accounting for Research and Development  Costs." On the December 31, 2003 and the March
31, 2003 balance sheets,  the restatement had the effect of reducing other  investments by $200,000, with a corresponding $200,000 decrease in retained earnings.

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

