Form 10-K
period 2004-03-31
ST LAWRENCE SEAWAY CORP
filed 2004-06-29
CIK 86264

====================================================================================================

                          United States Securities and Exchange Commission
                                       Washington, D.C. 20549

                                              FORM 10-K

   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the fiscal year ended March 31, 2004 or ____________

   [_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from _____________ to ____________

                                   Commission file number: 0-2040

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                       ------------------------------------------------------
                       (Exact Name of Registrant as Specified in its Charter)

            Indiana                                                         35-1038443
---------------------------------                              ------------------------------------
  (State or Other Jurisdiction                                 (I.R.S. Employer Identification No.)
of Incorporation or Organization)

   320 N. Meridian St., Suite 818
           Indianapolis, Indiana                                                  46204
---------------------------------------                                        ----------
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

     The  aggregate  market value of common stock held by  non-affiliates  of the  registrant  as of
September 30, 2003 was approximately $507,419.

     The number of shares of common  stock of the  registrant  outstanding  as of June 28,  2004 was
393,735.

===================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION

                                               PART I

ITEM 1 - BUSINESS

    The St. Lawrence Seaway Corporation (the "Company") is an Indiana corporation organized on March
31, 1959. Prior to 1998, the Company  principally engaged in farming,  timber,  harvesting and other traditional  agricultural  activities.  The  Company  is  currently  engaged  in  investing  in drug development  programs  and in  evaluating  other  alternatives  to its  former  business,  including continuing its evaluation of operating companies for acquisition,  merger or investment. Pending any such  transaction,  the  Company  will  continue  its  practice  of  maintaining  any cash assets in relatively liquid interest/dividend bearing money market investments.  Eventually such assets may be used for an acquisition or for a partial payment of an acquisition or for the  commencement of a new business. In the event the follow-on  contribution of $750,000 in T3 Therapeutics LLC is required to be made following preliminary FDA approval,  the Company will need to raise additional funds to meet its  obligation,  either through  borrowings or the issuance of additional  equity  interests in the
Company.

    RESEARCH FUNDING.  In recent years, the Company has examined several  investment and acquisition opportunities in technology and  Internet-related  fields, but ultimately  determined that they were not suitable for the Company.  The Company has broadened its search to  opportunities to participate in funding the  development  of  pharmaceuticals  and  health-related  products.  The following is a summary of the two ventures the Company has entered into.

    In January 2002, the Company entered into a Research Funding  Agreement with New York University
School of Medicine,  New York, New York,  under which the Company  provided  funding for the further development of certain NYU medical  discoveries and  technology,  in return for which the Company is entitled  to  receive  license  fees  from the  future  commercial  uses of such  discoveries.  Such technology  is subject to pending NYU patent  applications  and  generally  relates to  treatment of certain  prostate  enlargements and prostate  cancers.  Under the Research  Funding  Agreement,  the
Company  agreed to provide  research  funding of $25,000  for each of eight  calendar  quarters,  in exchange for which the Company is entitled to receive 1.5% of future license revenues from the sale, license or other commercialization of the patents. The first payment was made in connection with the execution of the Research  Funding  Agreement in January 2002. The Company had the option to provide additional  funds  for up to three  additional  years of  development,  in  exchange  for  which the
Company's  share of license  revenue  from the patents  would  increase  to a maximum of 3.75%.  The
Company did not exercise this option.  Development  and  commercialization  of the patents is highly speculative and subject to numerous scientific,  financial,  practical and commercial uncertainties.
There can be no  assurances  that the Company will receive any license  revenues as a result of this
Research Funding Agreement.

    In a separate  matter,  the Company  entered into a joint venture  agreement as of June 25, 2002 under which it has provided development funding to a newly-formed private limited liability company,
T3 Therapeutics, LLC (the "Development Company"), for specified drug treatment protocols for thyroid and  cardiovascular  disease,  in exchange for an equity interest in the Development  Company.  Such treatments are in early stage  development  and involve the use of novel  formulations  of hormones, delivered in controlled release formulations.  Funding provided by the Company is being used for the purpose of financing  development of new  formulations  of such hormones,  and to conduct animal and human  clinical  trials.  Research has been  initiated by the  Development  Company,  which has been founded by physicians at a major metropolitan New York City area hospital.  Under the agreement, the
Company  acquired,  subject to adjustment,  a 12.5% ownership stake in the Development  Company,  in exchange for development  funding of $750,000,  for use over an approximately  two-year period.  The agreement provides for a follow-on contribution of an additional $750,000 if certain preliminary FDA testing approvals are secured, with a corresponding increase in the Company's ownership stake to 25%
of  the  Development  Company.  If  the  product  is  licensed  by  the  Development  Company  to  a pharmaceutical  partner,  the Company  will be entitled  to a portion of the  Development  Company's resulting royalties and progress payments.  The amount of ownership to be received by the Company is subject to  adjustment,  based upon (i)  ownership  and license  arrangements  that the  Development
Company makes with laboratories that provide research and formulation  expertise and products,  (ii)
development or licensing  transactions  or (iii) other sources of financing.  The Company loaned the
Development  Company  $40,000 in connection  with entering into the letter of intent relating to the joint  venture  agreement;  the $40,000 note was  cancelled  and was credited  toward the  Company's initial  $750,000  contribution.  Development and  commercialization  of the treatment  protocols is highly  speculative  and  subject  to  numerous  scientific,  practical,  financial  and  commercial uncertainties.  There can be no  assurances  that the Company will receive any royalties or progress payments,  or that the value of its ownership stake in the Development Company will increase or even maintain its current value.

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

    The initial formulation  research conducted by West  Pharmaceuticals for the Development Company
has been completed and two prototype  formulations have been developed.  Initial prototype stability studies have been completed,  but the prototypes exhibited some instability at high temperatures and high  humidity.  Large animal  trials as proof of concept are expected to begin late summer 2004 and conclude in the fall of 2004.  Discussions between the Development Company and a large biotechnology company concluded  unsuccessfully with no minority investment agreement being reached.  However, the
Development Company continues to search for and have discussions with pharmaceutical  companies that through a licensing agreement would provide  manufacturing,  marketing and distribution services for the Development Company's thyroid and cardiovascular protocols.

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

ITEM 2 - PROPERTIES.

    At March 31, 2004, the Company did not own any real estate.

ITEM 3 - LEGAL PROCEEDINGS.

    The Company is not a party to any material pending legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                               PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Market  Information.  The  Company's  common  stock is not  currently  listed for trading on any  exchange.  The following  table sets forth the high and low sales price for each quarterly  period during the fiscal years 2004 and
2003,  as reported by the OTC  Bulletin  Board.  The common  stock is quoted  under the ticker  symbol  "STLS." Such price data reflects  inter-dealer  prices,  without  retail  mark-up,  mark-down or commission and may not represent actual transactions.

----------------------- --------------------- --------------------- -----------------------

     Fiscal Year              Quarter                High                    Low

----------------------- --------------------- --------------------- -----------------------
         2004                  First                 $2.00                  $1.20
----------------------- --------------------- --------------------- -----------------------
                               Second                $1.60                  $1.25
----------------------- --------------------- --------------------- -----------------------
                               Third                 $3.80                  $1.30
----------------------- --------------------- --------------------- -----------------------
                               Fourth                $2.75                  $2.05
----------------------- --------------------- --------------------- -----------------------
         2003                  First                 $4.50                  $2.40
----------------------- --------------------- --------------------- -----------------------
                               Second                $2.75                  $2.30
----------------------- --------------------- --------------------- -----------------------
                               Third                 $2.95                  $2.00
----------------------- --------------------- --------------------- -----------------------
                               Fourth                $2.75                  $2.00
----------------------- --------------------- --------------------- -----------------------

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
             Plan Category                   (a)                 (b)                   (c)
             -------------                   ---                 ---                   ---
Equity compensation plans approved by
   security holders....................     15,000              $3.00                   --
Equity compensation plans not approved
   by security holders.................         --                 --                   --

    DIVIDENDS. It is the present policy of the Board of Directors of the Company to retain earnings, if any, to finance the future expansion of the Company. No cash dividends were paid this year and no cash dividends are expected to be paid in the future.

    NUMBER OF STOCKHOLDERS. As of June 25, 2004, there were approximately 1,200 holders of record of the Company's common stock.

ITEM 6 - SELECTED FINANCIAL DATA

    The following table sets forth selected financial  information with respect to the Company at or for the five fiscal years ended March 31, 2004.  All  information  set forth in the following  table should be read in connection with "Management's  Discussion and Analysis of Financial  Condition and
Results of Operations" and in conjunction with the Company's audited Financial  Statements and Notes thereto appearing elsewhere in this Report.

                                                      For the Fiscal Year Ended March 31,
                                 -----------------------------------------------------------------------
                                     2004           2003          2002           2001           2000
                                 ------------  ------------- -------------  -------------  -------------
Revenues:                                                      (restated)
Farm rentals....................   $      --      $      --       $    --      $      --      $  8,208
Interest & dividends............       2,531          9,205        39,227         79,540        49,244
Sales of land...................          --             --            --        392,235            --
                                  ----------     ----------    ----------     ----------    ----------
   Total revenues...............       2,531          9,205        39,227        471,775        57,452
                                  ----------     ----------    ----------     ----------    ----------
Costs & Expenses:
Farm related operating costs....          --             --            --             --           833
Depreciation....................          --             --            --             --         1,111
Research investment-NYU                   --             --       200,000             --            --
Consulting fees.................       6,000         17,000         6,000          6,000         6,000
General and administrative......      95,055         99,543       124,888         85,585        88,034
                                  ----------     ----------    ----------     ----------    ----------
   Total operating expenses.....     101,055        116,543       330,888         91,585        95,978
Income (loss) before income
   taxes........................     (98,524)      (107,338)     (291,661)       380,190       (38,526)
Income tax expense (benefit)....         124             --           449          7,594           573
                                  ----------     ----------    ----------     ----------    ----------
   Net income (loss)............    $(98,648)     $(107,338)    $(292,110)     $ 372,596     $ (39,099)
                                  ===========     ==========    ==========     ==========    ==========
Income (loss) per common share..     $ (0.25)       $ (0.27)      $ (0.74)       $   0.95       $ (0.10)
                                  ===========     ==========    ==========     ==========    ===========
Weighted average number of
   common shares outstanding....     393,735        393,735       393,735        393,735        393,735

                                                              At March 31,
                                 ------------------------------------------------------------------------
                                    2004           2003           2002           2001            2000
                                 -----------  -------------  -------------  -------------   -------------
Balance Sheet Data:                             (restated)     (restated)
Total assets....................   $996,302     $1,204,878     $1,400,214     $1,491,692      $1,123,040
Total liabilities...............     17,547        127,475        215,473         14,841          18,785
Shareholders' equity............    978,755      1,077,403      1,184,741      1,476,851       1,104,255

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    YOU SHOULD READ THE FOLLOWING  DISCUSSION AND ANALYSIS OF THE COMPANY'S  FINANCIAL CONDITION AND
RESULTS OF OPERATIONS  TOGETHER WITH THE COMPANY'S  FINANCIAL  STATEMENTS AND RELATED NOTES INCLUDED
ELSEWHERE IN THIS REPORT.  THE NOTES TO THE FINANCIAL  STATEMENTS  SET FORTH THE COMPANY'S  CRITICAL
ACCOUNTING  POLICIES,  INCLUDING POLICIES RELATED TO ASSET VALUATION.  THESE POLICIES ARE SUMMARIZED
BELOW UNDER "CRITICAL ACCOUNTING POLICIES."

    RESTATEMENT.  The Company is restating its financial  statements for the first, second and third quarters of fiscal 2004 and for the year ended March 31, 2003.  The  restatement is reported in this
Annual Report on Form 10-K and will be reported in amendments to the Company's  Quarterly Reports on
Form 10-Q for the quarterly periods ended June 30, 2003, September 30, 2003 and December 31, 2003.

    The Company is restating its financial statements as it has determined that the Research Funding
Agreement  with  the  New  York  University  School  of  Medicine,  originally  accounted  for as an investment,  should be treated as research and development costs and expensed accordingly,  pursuant to  paragraph  12 of SFAS No. 2,  "Accounting  for Research and  Development  Costs."  Therefore,  a
$200,000 charge has been included in the statements of income for the year ended March 31, 2002.

    FUNDING  AGREEMENTS.  Please see "Item 1 - Business - Research  Funding"  for a  description  of developments  relating to funding  agreements that the Company entered into in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003.

    RESULTS OF  OPERATIONS  FOR THE FISCAL  YEAR ENDED MARCH 31, 2004 AS COMPARED TO THE FISCAL YEAR
ENDED MARCH 31, 2003

    Interest and dividend  income  decreased  by $6,674,  or 72.5%,  from $9,205 for the fiscal year ended  March 31,  2003 to $2,531 for the fiscal  year  ended  March 31,  2004.  This  decrease  is a primarily a result of lower cash balances and funding the NYU investment.

    Consulting fees decreased by $11,000, or 64.7%, from $17,000 for the fiscal year ended March 31,
2003 to $6,000 for the fiscal year ended March 31, 2004.  Consulting fees were higher in fiscal 2003 as a result of the  engagement  of a  consultant  to evaluate the  prospects  of the drug  treatment protocols underlying the Development Company venture.

    General and administrative  expenses decreased by $25,345,  or 4.5%, from $99,543 for the fiscal year ended March 31, 2003 to $95,055 for the fiscal year ended March 31, 2004.  The higher amount of general and  administrative  expenses in the fiscal  year ended March 31, 2003 is due  primarily  to increased  professional  fees related to the  negotiation  of the joint venture  agreement  with the
Development  Company,  with the decrease in  professional  fees  partially  offset by an increase in transfer agent fees, annual meeting expenses and higher office rent and operations costs in 2004.

    The following  table  summarizes the  significant  component of these  expenses,  and presents a comparison of such components for the fiscal years ended March 31, 2004 and March 31, 2003:

                                          For the Fiscal Year Ended March 31,
                                        -----------------------------------------
                                              2004                      2003
                                        ---------------           ---------------
Executive compensation,
    management fees, salaries and
    employee benefits...........            $10,771                  $ 11,116
Office rent and operations......             18,068                    15,921
Stock services, proxy, annual
    meeting and SEC report
    compliance..................             22,585                    14,491
Professional fees (accounting &
    legal)......................             43,631                    58,015
                                             ------                    ------
         Total..................            $95,055                  $ 99,543
                                           ========                  ========

    As a result of the above items,  the Company had a loss of $98,524  before  provision for income taxes for the fiscal year ended March 31, 2004, as compared to a loss of $107,338  before  provision for income taxes for the fiscal year ended March 31, 2003.

    Income tax paid for the fiscal year ended March 31, 2004 was $124,  as compared to no income tax paid for the fiscal year ended March 31, 2003.

    RESULTS OF  OPERATIONS  FOR THE FISCAL  YEAR ENDED MARCH 31, 2003 AS COMPARED TO THE FISCAL YEAR
ENDED MARCH 31, 2002 (restated).

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

                                          For the Fiscal Year Ended March 31,
                                        -----------------------------------------
                                              2003                      2002
                                        ---------------           ---------------
Executive compensation,
    management fees, salaries and
    employee benefits...........            $ 11,116                  $ 11,086
Office rent and operations......              15,921                    15,322
Stock services, proxy, annual
    meeting and SEC report
    compliance..................              14,491                    19,010
Professional fees (accounting &
    legal)......................              58,015                    79,470
                                              ------                    ------
         Total..................            $ 99,543                 $ 124,888
                                          ==========                 =========

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

    LIQUIDITY  AND CAPITAL  RESOURCES.  At March 31,  2004,  the Company had net working  capital of
$228,728, the major portion of which was in cash and money market funds. The Company believes it has sufficient  capital  resources  to  continue  its  current  business.  In the  event  the  follow-on contribution of $750,000 in the Development Company is required to be made following preliminary FDA approval,  the Company will need to raise  additional  funds to meet its obligation,  either through borrowings or the issuance of additional equity interests in the Company.

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

    CRITICAL  ACCOUNTING POLICIES AND ESTIMATES.  Management's  Discussion and Analysis of Financial
Conditions  and  Results of  Operations  discusses,  among other  things,  the  Company's  financial statements,  which have been prepared in accordance with accounting principles generally accepted in the United  States.  The  preparation  of these  financial  statements  requires the Company to make estimates  and  assumptions  that  affect the  reported  amounts of assets and  liabilities  and the disclosure of contingent  assets and  liabilities  at the date of the financial  statements  and the reported  amounts of revenues  and  expenses  during the  reporting  period.  On an on-going  basis, management  evaluates  its  estimates  and  judgments,  including  those  relating  to  investments, liabilities  and  operating  expenses.  Management  bases its  estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the  circumstances, the results of which form the basis for making  judgments  about the  carrying  values of assets and liabilities that are not readily  apparent from other sources.  Actual results may differ from these estimates  under different  assumptions or conditions.  Management  believes the following  critical account  policy,  among others,  affect its more  significant  judgments  and estimates  used in the preparation of the financial statements.

    VALUATION OF OTHER  INVESTMENTS:  The Company  reviews for  impairment  investments  made in the
Development  Company on an on-going basis or whenever  events or changes in  circumstances  indicate that the carrying amount of any asset may not be recoverable.  In the event of impairment, the asset is written down to its fair market value.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        As of March 31, 2004, the Company had cash and cash  equivalents  of $246,271  consisting of relatively liquid  interest/dividend  bearing money market investments.  Decreases in interest rates over time will reduce the Company's interest income from short-term investments.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Annexed hereto starting on Page 19.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES

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

                                              PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Set forth in the  following  table are the names and ages of all persons who were members of the
Board of Directors of the Company at March 31, 2004, all positions and offices with the Company held by such persons,  their business experience,  the period during which they have served as members of the board of directors and other directorships held by them.

Directors/
Position in Company    Age   Director Since Business Experience During Last Five Years  Other Directorships
-------------------    ---   -------------- ------------------------------------------- -------------------
Jack C. Brown          85    1959           Attorney at Law, Indianapolis, Indiana since  None
Secretary                                   1945.

Joel M. Greenblatt     46    1993           Managing Partner of Gotham Capital III L.P.   None
Chairman of the Board                       ("Gotham") and its predecessors since 1985.
                                            Gotham is a private investment partnership
                                            which owns securities, equity interests,
                                            distressed debt, trade claims and bonds,
                                            derivatives and options and warrants of
                                            issuers engaged in a variety of businesses.

Daniel L. Nir          43    1993           Managing Partner of Gracie Capital, L.P.      None
President and Treasurer                     since December, 1998; Manager of Sargeant
                                            Capital Ventures, LLC since December 1997;
                                            Managing Partner of Gotham prior thereto.

Edward B. Grier III    46    1993           Limited Partner of Gracie Capital, L.P. since None
Vice President                              January 1999; Vice President of Gotham from
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

    While the Company does not have a formal audit committee,  the Board of Directors has determined that Mr. Grier meets the requirements  adopted by the Securities and Exchange Commission (the "SEC")
for  qualification  as an "audit  committee  financial  expert." Mr. Grier, as Vice President of the
Company, is not "independent" of the Company as that term is used in the SEC's proxy rules.

    CODE OF  ETHICS.  The Board of  Directors  has  adopted a Code of Ethics,  as defined  under the federal  securities  laws, that applies to all directors and officers of the Company.  A copy of the
Code of Ethics is being filed with this Annual Report on Form 10-K as Exhibit 14.

    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to the Company during the fiscal year ended March 31, 2004 and Forms 5 and  amendments  thereto  furnished  to the Company  with respect to the fiscal year ended March 31,
2004, no director,  officer or beneficial owner of more than 10% of the Company's equity  securities failed to file on a timely basis  reports  required by Section  16(a) of the Exchange Act during the fiscal year ended March 31, 2004.

ITEM 11 - EXECUTIVE COMPENSATION.

    Except as noted below,  neither the Company's  Chief  Executive  Officer nor any other executive officers of the Company (collectively the "Named Executives") received salary, bonus or other annual compensation  for  rendering  services to the Company  during the fiscal years ended March 31, 2004,
2003, and 2002.

    During each of the three fiscal years ended March 31, 2004,  2003 and 2002,  the Company paid to
Jack C. Brown,  Secretary and a Director, a monthly fee of $500 for administrative  services that he renders to the Company. Such fee is on a month to month arrangement.

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

    OPTION/SAR GRANTS IN FISCAL YEAR ENDED MARCH 31, 2004. No options or stock  appreciation  rights were granted in the fiscal year ended March 31, 2004.

    AGGREGATED  OPTION/SAR  EXERCISES  IN FISCAL  YEAR  ENDED  MARCH 31,  2004 AND  FISCAL  YEAR-END
OPTION/SAR  VALUES.  The Company has a stock option plan originally  adopted by the  shareholders on
June 12, 1978, and revised and approved by the shareholders on June 13, 1983, September 21, 1987 and
August 28, 1992.  The Company  currently has one  outstanding  Stock Option  Agreement  entered into pursuant to the Plan. The options granted  thereunder  expire on September 21, 2007. No options were exercised  during fiscal year 2004. The following  table  presents the value of unexercised  options held by Jack C. Brown at fiscal year end.  There are  currently no  outstanding  stock  appreciation rights.

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

(1) Based on the closing sale price of $2.05 on March 26, 2004,  the date closest to the fiscal year end on which a trade occurred. The options have an exercise price of $3.00 per share.

LONG-TERM INCENTIVE PLANS - AWARDS IN FISCAL YEAR ENDED MARCH 31, 2004. Not Applicable.

COMPENSATION OF DIRECTORS. The By-laws of the Company provide for Directors to receive a fee of $100 for each  meeting of the Board of  Directors  which they attend plus  reimbursement  for  reasonable travel expense. No fees were paid to Directors for meetings in fiscal year 2004.

    As discussed above, during the fiscal year ended March 31, 2004, the Company paid Jack C. Brown,
Secretary and a Director,  a monthly fee of $500 for administrative  services that he renders to the
Company.

    COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION. The Board of Directors does not have any standing audit, nominating or compensation committees or any other committees performing similar functions.  Therefore,  there  are  no  relationships  or  transactions  involving  members  of  the
Compensation  Committee during the fiscal year ended March 31, 2004 required to be reported pursuant to Item 402(j) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
          MATTERS.

    The  following  table sets  forth as of June 26,  2004 the  beneficial  share  ownership  of all beneficial owners of 5% or more of the Company's common stock, all directors and executive  officers of the Company owning securities, and of all officers and directors as a group.

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

         (3)Includes  15,000 shares subject to currently  exercisable  stock options granted on June
11, 1983, as amended, and expiring on September 21, 2007, with a per share exercise price of $3.00.

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

         On September 20, 2002, the Stock Warrant held by Windward Group L.L.C.  for the purchase of
100,000  shares of common stock at $3.00 per share,  which was to expire on September 21, 2002,  was extended  by the Board of  Directors  for an  additional  five  years,  such that it now  expires on
September 21, 2007. Mr. Nir and Mr. Greenblatt have membership  interests in the Windward Group, and therefore may be deemed to beneficially own the shares  underlying the Stock Warrant.  However,  Mr.
Nir and Mr. Greenblatt disclaim individual  beneficial  ownership of the shares underlying the Stock
Warrant.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The independent  auditor for the Company is the firm of Sallee & Company,  Inc.,  which has been the accountants for the Company since its inception.

         The following aggregate fees were billed to the Company for professional  services rendered by its independent auditor for the fiscal years ended March 31, 2004 and 2003:

                                                                  2004          2003
                                                                  ----          ----
Audit Fees:..................................................... $18,221       $16,300

Audit-Related Fees:.............................................      --            --

Tax Fees:.......................................................   4,615         5,600

All Other Fees:.................................................      --            --

         The Board of Directors,  acting as Audit Committee,  has not adopted pre-approval  policies and procedures  with respect to services  provided by the independent  auditor,  as all services are approved by the Board prior to the services being provided.

                                               PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

                           (v)(b)  Amendment  to Stock Option  Agreement  dated  September  20, 2002
                           (Incorporated  by reference to Exhibit  10(v)(b) to the Form 10-K for the fiscal year ended March 31, 2003).

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

                           (vii)(b)  Amendment  No.  3  to  Common  Stock  Purchase  Warrant,  dated
                           September 20, 2002.  (Incorporated by reference to Exhibit  10(vii)(b) to the Form 10-K for the fiscal year ended March 31, 2003)

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

          (14)    Code of Ethics

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

    SIGNATURES                           TITLE                                      DATE

/s/  Daniel L. Nir                       President, Treasurer                    June 29, 2004
-------------------------------          and Director
Daniel L. Nir
(Principal Financial
and Accounting Officer)

/s/  Joel M. Greenblatt                  Chairman of the Board,                  June 29, 2004
-------------------------------          and Director
Joel M. Greenblatt
(Principal Executive
Officer)

/s/  Jack C. Brown                       Secretary and Director                  June 29, 2004
-------------------------------
Jack C. Brown

/s/  Edward B. Grier III                 Director                                June 29, 2004
-------------------------------
Edward B. Grier III

SALLEE & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
____________________________________________________________________________________________________

Board of Directors
The St. Lawrence Seaway Corporation
Indianapolis, Indiana

                                   REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying  balance sheets of The ST. LAWRENCE SEAWAY  CORPORATION as of March
31, 2004 and 2003, and the related  statements of income,  shareholders  equity,  and cash flows for each of the three years in the period  ended March 31,  2004.  These  financial  statements  are the responsibility  of the Company's  management.  Our  responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THE ST. LAWRENCE SEAWAY CORPORATION as of March 31, 2004 and 2003, and the
results of its  operations  and its cash flows for each of the three years in the period ended March
31, 2004 in  conformity  with  accounting  principles  generally  accepted  in the United  States of
America.

June 14, 2004

                                                              /s/ Sallee & Company, Inc.
                                                              --------------------------------------

        1509 J STREET, P.O. BOX 1148, BEDFORD, INDIANA 47421, 812-275-4444 (FAX) 812-275-3300

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS
                                 MARCH 31, 2004 AND 2003 (RESTATED)

                                                                                        2003
                                                                                        ----
                                                                2004              (Restated)
                                                                ----
ASSETS

Current assets:
     Cash and cash equivalents...........                  $ 246,271              $  454,754
     Interest and other receivables......                         31                     124
                                                        ------------            ------------
         Total current assets............                    246,302                 454,878
     Other investments - Note 6..........                    750,000                 750,000
                                                        ------------            ------------
         Total assets...................                 $   996,302             $ 1,204,878
                                                        ============            ============

LIABILITIES AND SHAREHOLDERS'EQUITY

Current liabilities:
     Accounts payable & other...........                    $ 17,574               $  27,475
     Investment funding payable.........                          --                 100,000
                                                        ------------            ------------
         Total current liabilities......                      17,574                 127,475
                                                        ------------            ------------
        Total liabilities...............                      17,574                 127,475
                                                        ------------            ------------
Shareholders' equity:
     Common stock, par value $1
         4,000,000 authorized, 393,735
         issued and outstanding at the
         respective dates..............                      393,735                 393,735
     Additional paid-in capital........                      377,252                 377,252
     Retained earnings.................                      207,768                 306,416
                                                        ------------            ------------
     Total shareholders' equity........                      978,755               1,077,403
                                                        ------------            ------------
Total Liabilities and Shareholders'
     Equity............................                  $   996,302             $ 1,204,878
                                                        ============             ===========

             The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                        STATEMENTS OF INCOME
                        YEARS ENDED MARCH 31, 2004, 2003 AND 2002 (RESTATED)

                                                                YEARS ENDED MARCH 31,
                                                     2004                2003                2002
                                                     ----                ----                ----
                                                                                           (Restated)
Revenues:
     Interest and dividends.............           $   2,531           $   9,205           $  39,227
                                                  ----------          ----------          ----------
         Total revenues.................               2,531               9,205              39,227

Operating costs and expenses:
     Research Investment-NYU............                  --                  --             200,000
     Consulting fees-Note 3.............               6,000              17,000               6,000
     General and administrative
         expenses.......................              95,055              99,543             124,888
                                                  ----------          ----------          ----------
         Total operating expenses.......             101,055             116,543             330,888
                                                  ----------          ----------          ----------

Income (loss) before income taxes.......             (98,524)           (107,338)           (291,661)
Income taxes/(tax benefit)..............                 124                  --                 449
                                                  ----------          ----------          ----------
     Net income (loss)..................           $ (98,648)         $ (107,338)         $ (292,110)
                                                  ==========          ===========         ===========
Per Share Data:
Weighted average number of common
     shares outstanding.................             393,735             393,735             393,735
                                                     =======             =======             =======
Basic earnings per common and common
   equivalent shares....................           $   (0.25)           $  (0.27)          $   (0.74)
                                                   ==========           =========          ==========

             The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  STATEMENT OF SHAREHOLDERS' EQUITY
                        YEARS ENDED MARCH 31, 2004, 2003 AND 2002 (RESTATED)

                                                                        Accumulated
                                                                           Other
                                                                       Comprehensive
                                    Common Stock    Paid-in Capital        Income      Retained Earnings
                                   --------------  -----------------  ---------------  -------------------
Balances at March 31, 2001.........    $393,735          $377,252            --            $705,864
     Net loss for 2002 (Restated)..                                                        (292,110)
                                                                                           ---------
Balances at March 31, 2002              393,735           377,252            --             413,754
                                                                                            -------
   (Restated)......................
     Net loss for 2003.............                                                       (107,338)
                                                                                          ---------
Balances at March 31, 2003              393,735           377,252            --             306,416
                                                                                            -------
   (Restated)......................
     Net loss for 2004.............                                                        (98,648)
                                                                                           --------
Balances at March 31, 2004.........    $393,735          $377,252            --           $ 207,768
                                                                                          =========

                     The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                       STATEMENTS OF CASH FLOW
                        YEARS ENDED MARCH 31, 2004, 2003 AND 2002 (RESTATED)

                                                             YEARS ENDED MARCH 31,
                                                      2004                 2003                2002
                                                      ----                 ----                ----
                                                                                         (Restated)
Cash flows from operating activities:
     Net income (loss)...................        $(98,648)           $(107,338)         $ (292,110)
     Adjustments to reconcile net
        income to net cash from
        operating activities:
        (Increase) decrease in current
           assets:
        Other receivables................              93               40,673             (37,764)
        Prepaid items....................              --                   --               9,649
        (Decrease) increase in current
           liabilities:
        Accounts payable and other.......          (9,928)             (12,998)            125,632
        Other liabilities................        (100,000)                  --                  --
                                               -----------         -----------         -----------

Net cash from operating activities......         (208,483)             (79,663)           (194,593)

Cash flows from investing activities:
     Research investment.............                  --             (750,000)                 --
                                               -----------         -----------         -----------
         Net cash from investing
           activities..................                --             (750,000)                 --

Cash flows from financing activities:
     Research investment funding.......                --              (75,000)             75,000
                                               -----------         -----------         -----------
         Net cash from financing
           activities..................                --              (75,000)             75,000
     Net decrease in cash and cash
       equivalents.....................          (208,483)            (904,663)           (119,593)

Cash and cash equivalents, beginning...           454,754            1,359,417           1,479,010
                                               -----------         -----------         -----------
Cash and cash equivalents, ending......         $ 246,271            $ 454,754          $1,359,417
                                               ===========         ===========         ===========

Supplemental disclosures of cash flow
     information:
     Cash paid for income taxes........             $  124             $   449             $    --
     Cash paid for interest expenses...                 --                  --                  --

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

RECLASSIFICATION:

The 2003 and 2002 financial  statements have been reclassified,  where necessary,  to conform to the presentation of the 2004 financial statements.

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
On September 20, 2002, the options originally granted to Jack C. Brown on June 18, 1983 were amended by extending the  expiration  date thereof from September 21, 2002 to September 21, 2007. No options were granted in the fiscal years ended March 31, 2004 and 2003.  The  following  table  presents the value of  unexercised  options  held by Jack C. Brown at fiscal  year end.  There are  currently  no outstanding stock appreciation rights.

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

(1) Based on the closing sale price of $2.05 on March 26, 2004,  the date closest to the fiscal year end on which a trade occurred. The options have an exercise price of $3.00 per share.

The Company has  4,000,000  authorized  $1 par value common  shares.  As of March 31, 2004 and 2003, there were 393,735 common shares issued and outstanding.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

NOTE 3. RELATED PARTIES

During the fiscal years ending  March 31,  2004,  2003 and 2002,  the Company paid to Jack C. Brown,
Secretary  and a Director,  an annual  administrative  fee of $6,000,  which was paid monthly in the amount of $500.

NOTE 4. INCOME TAXES

At March 31, 2004, the Company had approximately $500,000 in loss carryforwards.  If not used, these carryforwards  will begin to expire in 2012. No tax benefits have been recognized in these financial statements.  Provisions for any deferred  federal and state tax  liabilities are immaterial to these financial statements.

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

NOTE 6.  RESEARCH INVESTMENTS

The Company entered into a Research Funding  Agreement with New York University  School of Medicine,
New York, New York, under which the Company provided funding for the further  development of certain
NYU  medical  discoveries  and  technology,  in return for which the  Company is entitled to receive license fees from the future  commercial  uses of such  discoveries.  Such  technology is subject to pending NYU patent applications and generally relates to treatment of certain prostate  enlargements and prostate cancers.  Under the Research Funding Agreement,  the Company agreed to provide research funding of  $25,000  for each of eight  calendar  quarters,  in  exchange  for which the  Company is
entitled  to  receive  1.5%  of  future   license   revenues   from  the  sale,   license  or  other
commercialization of the patents. The first payment was made in connection with the execution of the
Research Funding  Agreement in January 2002. The Company had the option to provide  additional funds for up to three  additional  years of  development,  in exchange  for which the  Company's  share of license revenue from the patents would increase to a maximum of 3.75%.  The Company did not exercise this option.  Development and  commercialization of the patents is highly speculative and subject to numerous scientific,  financial, practical and commercial uncertainties.  There can be no assurances that the Company will receive any license revenues as a result of its investment.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

The Company  entered into a joint venture  agreement as of June 25, 2002 under which it has provided development funding to a newly-formed  private limited liability company, T3 Therapeutics,  LLC (the
"Development  Company"),  for specified  drug  treatment  protocols  for thyroid and  cardiovascular disease, in exchange for an equity interest in the Development Company. Such treatments are in early stage  development and involve the use of novel  formulations  of hormones,  delivered in controlled release  formulations.  Funding  provided by the Company is being used for the purpose of  financing development of new  formulations of such hormones,  and to conduct animal and human clinical trials.
Research has been initiated by the  Development  Company,  which has been founded by physicians at a major metropolitan New York City area hospital. Under the agreement,  the Company acquired,  subject to  adjustment,  a 12.5%  ownership  stake in the  Development  Company,  in exchange for  providing development  funding of $750,000,  for use over an  approximately  two-year  period.  The  agreement provides for a follow-on  investment of an additional  $750,000 if certain  preliminary  FDA testing approvals are secured, with a corresponding  increase in the Company's ownership stake to 25% of the
Development Company. If the product is licensed by Development Company to a pharmaceutical  partner, the Company is entitled to a portion of  Development  Company's  resulting  royalties  and  progress payments. The amount of ownership to be received by the Company is subject to adjustment, based upon
(i) ownership and license  arrangements  that the Development  Company makes with  laboratories that provide research and formulation expertise and products,  (ii) development or licensing transactions or (iii)  other  sources of  financing.  The  Company  loaned  the  Development  Company  $40,000 in connection  with entering into the letter of intent  relating to the joint  venture  agreement;  the
$40,000 note was cancelled  and was credited  toward the Company's  initial  $750,000  contribution.
Development and  commercialization  of the treatment  protocols is highly speculative and subject to numerous scientific, practical, financial and commercial uncertainties.

