Form 10QSB
period 2004-06-30
ST LAWRENCE SEAWAY CORP
filed 2004-08-13
CIK 86264

====================================================================================================

                                 SECURITIES AND EXCHANGE COMMISSION

                                       WASHINGTON, D.C. 20549

                                             FORM 10-QSB
                                             -----------

                             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                                                    Commission File No.
     June 30, 2004                                                                    0-2040
    ---------------                                                                 ------------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                  -----------------------------------------------------------------
                  (Exact Name of Small Business Issuer as Specified in its Charter)

             INDIANA                                                          35-1038443
--------------------------------                                ------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer Identification No.)
 incorporation or organization)

818 Chamber of Commerce Building
320 N. Meridian Street
Indianapolis, Indiana                                                              46204
----------------------------------------                                         ----------
(Address of principal executive offices)                                         (Zip Code)

Issuer's telephone number, including area code               (317) 639-5292
                                                -----------------------------------------

Check whether the issuer:  (1) filed all reports  required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X                  No
             ---------                ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                                       Outstanding at August 12, 2004
          -----                                                       ------------------------------
Common Stock, $1.00 par value                                                     393,735

Transitional Small Business Disclosure Format (check one):             Yes      No   X
                                                                          -----    -----

====================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                          FORM 10-QSB INDEX

PART I.  FINANCIAL INFORMATION                                                                 PAGE
                                                                                               ----

Notes to Financial Statements - June 30, 2004....................................................6-7

Management's Discussion and Analysis of Financial Condition and
   Results of Operations   .....................................................................8-10

PART II.  OTHER INFORMATION.......................................................................11

Signatures........................................................................................12

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                            JUNE 30, 2004 (UNAUDITED) AND MARCH 31, 2004

                                                                At June 30,          At March 31,
                                                                   2004                  2004
                                                               ------------          ------------
                                                               (unaudited)

                                               ASSETS
Current assets:
    Cash and cash equivalents............................         $  240,087           $  246,271
    Interest and other receivables.......................                 39                   31
                                                                ------------         ------------
         Total current assets............................            240,121              246,302

Other investments (Note E)...............................            750,000              750,000
                                                                     -------              -------
         Total assets....................................         $  990,126           $  996,302
                                                                ============         ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable & other.............................     $   25,047               17,547
                                                                ------------         ------------
         Total current liabilities.......................             25,047               17,547
                                                                ------------         ------------
         Total liabilities...............................             25,047               17,547

Shareholders' equity:
    Common stock, par value $1, 4,000,000 authorized,
       393,735 issued and outstanding at the respective
       dates.............................................            393,735              393,735
    Additional paid-in capital...........................            377,252              377,252
    Retained earnings....................................            194,092              207,768
                                                                ------------         ------------
    Total shareholders' equity...........................            965,079              978,755
                                                                ------------         ------------
         Total liabilities and shareholders' equity......         $  990,126            $ 996,302
                                                                ============         ============

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                       JUNE 30, 2004 AND 2003
                                             (UNAUDITED)

                                                                    For the Three Months Ended
                                                                   ----------------------------
                                                               June 30, 2004         June 30, 2003
                                                              ---------------       ---------------
Revenues:
    Interest and dividends...............................       $       267            $     1,036
                                                                -----------            -----------
Total revenues...........................................               267                  1,036

Operating costs and expenses:
    General and administrative...........................            13,943                 24,764
                                                                -----------            -----------
Total operating expenses.................................            13,943                 24,764
                                                                -----------            -----------
Net income (loss)........................................       $  (13,676)            $  (23,728)
                                                                ===========            ===========

Per share data:
    Weighted average number of common shares outstanding.
                                                                    393,735                393,735
                                                                -----------            -----------
Primary earnings per share:
    Income (loss) per share..............................       $    (0.03)             $   (0.06)
                                                                ===========            ===========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                         STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                       JUNE 30, 2004 AND 2003
                                             (UNAUDITED)

                                                             For the Three Months Ended
                                                            ----------------------------
                                                        June 30, 2004         June 30, 2003
                                                       ---------------       ---------------

Cash flows from operating activities:
Net income (loss)                                         $  (13,676)           $  (23,728)
Adjustments to reconcile net income to
   Net cash from operating activities

(Increase) Decrease in current assets:
Interest and other receivables                                    (8)                   25

(Decrease) Increase in current liabilities:
Other liabilities                                                 --               (50,000)
Accounts payable                                               7,500                 4,358
Income taxes payable                                              --                    --
                                                         -----------           -----------
   Net cash from operating activities                         (6,184)              (69,345)

Cash flows from investing activities:
   Research investment                                            --                    --
                                                         -----------           -----------
   Net cash from investing activities                             --                    --

Cash flows from financing activities:
   Research investment funding                                    --                    --
                                                         -----------           -----------
   Net cash from financing activities                             --                    --

Net (decrease) increase in cash and
cash equivalents                                              (6,184)              (69,345)

Cash and cash equivalents, beginning                         246,271               454,754
                                                         -----------           -----------
Cash and cash equivalents, ending                         $  240,087            $  385,409
                                                         ===========           ===========

Supplemental disclosures of cash flow
   information:
   Cash paid for income taxes                                     --                    --
   Cash paid for interest expense                                 --                    --

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  NOTES TO THE FINANCIAL STATEMENTS
                                            JUNE 30, 2004
                                             (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted  accounting  principles for interim  financial  information and the  instructions  for Form
10-QSB. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management,  all adjustments  (consisting of normal recurring accruals)  considered necessary for a fair presentation have been  included.  Operating  results  for the three  month  period  ending June 30, 2004 are not necessarily  indicative  of the results  that may be expected  for the fiscal year ending  March 31,
2005. For further  information,  refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2004.

NOTE B--RECLASSIFICATION

     The 2003  financial  statements  have been  reclassified,  where  necessary,  to conform to the presentation of the 2004 financial statements.

NOTE C--EARNINGS PER SHARE

     Primary  earnings per share are computed using the weighted  average number of shares of common stock and common  stock  equivalents  outstanding  under the  treasury  stock  method.  Common stock equivalents  include all common stock  options and warrants  outstanding  during each of the periods presented.

NOTE D--RESEARCH INVESTMENT

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

NOTE E--T3 THERAPEUTICS INVESTMENT

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

NOTE F - RESTATEMENT

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

                                 THE ST. LAWRENCE SEAWAY CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESEARCH  FUNDING - Please see "Note E--T3  Therapeutics"  in the Notes to the  Financial  Statement
contained  under Item 1 of this Form 10-QSB for a description  of a research  funding  agreement the
Company entered into during the three months ended June 30, 2002.

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

The initial formulation  research conducted by West  Pharmaceuticals for the Development Company has
been completed and two prototype  formulations  have been  developed.  Initial  prototype  stability studies have been completed,  but the prototypes exhibited some instability at high temperatures and high humidity.  Large animal trials as proof of concept began in the summer of 2004 and are expected to  conclude  in the  fall  of  2004.  Discussions  between  the  Development  Company  and a  large biotechnology company concluded  unsuccessfully with no minority investment agreement being reached.
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

RESULTS OF OPERATIONS -- Three months ended June 30, 2004 as compared to three months ended June 30,
                         2003.

Interest and dividend income decreased to $267 for the three months ended June 30, 2004, from $1,036 for the three months ended June 30, 2003, a decrease of $769, or 74.2%. This decrease is a result of lower cash balances  during the period due to research  funding  investments.  Interest and dividend income is expected to continue to be lower in future  periods due to the prior use of a  significant amount of the Company's cash in the T3  Therapeutics  joint venture and in the NYU Research  Funding
Agreement.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

General and administrative  expenses  decreased  $10,821,  or 43.7%, to $13,943 for the three months ended June 30, 2004 from $24,764 for the three  months ended June 30, 2003.  The decrease in general and  administrative  expenses is primarily  due to the reduction of office rent payments and related operating  costs as a result of the planned  closing of the Company's  office at 320 North  Meridian
Street in Indianapolis, Indiana. Additionally, stock transfer and annual meeting fees were higher in the three months ended June 30, 2003 due to certain annual  meeting fees being incurred  during that quarter of 2003 that were not incurred in the three months ended June 30, 2004. The following  table provides further detail on general and administrative expenses:

                                     THREE MONTHS ENDED JUNE 30,

                                                                          2004              2003
                                                                          ----              ----

Executive compensation, management fees, salaries and employee
     benefits..................................................         $3,051            $4,757
Office rent and company operations.............................            308             4,013
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................          1,776             5,994
Professional fees (accounting & legal).........................          8,808            10,000

As a result of the above items,  the Company had a loss of $13,676 before  provision of income taxes in the three months ended June 30, 2004, as compared to a loss of $23,728 before provision of income taxes in the three months ended June 30, 2003.

No Indiana  gross tax was provided  for in the three months ended June 30, 2004 or 2003.  No federal tax provision is applicable in the three month periods ended June 30, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had net working capital of $215,079, substantially all of which was in cash and money market funds.  The Company believes it has sufficient  capital  resources to continue its current business.  In the event the follow-on  investment of $750,000 in the Development Company is required to be made following preliminary FDA approval, the Company will need to raise additional funds to meet its  obligation,  either  through  borrowings  or the  issuance of  additional  equity interests in the Company.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form  10-QSB  contains  statements  which are not  historical  facts,  but are  forward-looking statements which are subject to risks,  uncertainties  and unforeseen  factors that could affect the
Company's ability to accomplish its strategic objectives with respect to acquisitions and developing new business  opportunities,  as well as its  operations  and actual  results.  All  forward-looking statements contained herein reflect Management's  analysis only as of the date of the filing of this
Form 10-QSB.  Except as may be required by law, the Company  undertakes  no  obligation  to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  In addition to the disclosures  contained  herein,  readers should  carefully review risks, uncertainties  and other factors  contained in other  documents which the Company files from time to time with the Securities and Exchange Commission. These factors include, but are not limited to:

                                 THE ST. LAWRENCE SEAWAY CORPORATION

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

ITEM 3 - CONTROLS AND PROCEDURES.

         (a) EVALUATION OF DISCLOSURE  CONTROLS AND PROCEDURES.  The Company's Chairman of the Board
and President and Treasurer have evaluated the  effectiveness of the Company's  disclosure  controls and  procedures  (as such term is defined in Rules  13a-14(c)  and  15d-14(c)  under the  Securities
Exchange Act of 1934, as amended (the  "Exchange  Act") as of the end of the period  covered by this
Quarterly Report (the "Evaluation Date").  Based upon such evaluation,  such officers have concluded that, as of the Evaluation Date, the Company's  disclosure  controls and procedures are effective in alerting  them on a timely  basis to material  information  relating  to the Company  required to be included in the Company's reports filed or submitted under the Exchange Act.

         (b) CHANGES IN INTERNAL CONTROLS.  During the period covered by the Quarterly Report, there has not been any  change  in the  Company's  internal  control  over  financial  reporting  that has materially affected, or is reasonably likely to materially affect, such controls.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

PART II.  OTHER INFORMATION

            Item 1.        Legal Proceeding - Not Applicable

            Item 2.        Changes in Securities and Small Business Issuer Purchases of Equity
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

                                                        THE ST. LAWRENCE SEAWAY CORPORATION
                                                        Registrant

                                                        /s/Daniel L. Nir
                                                        --------------------------------------------
Date:  August 12, 2004                                  Daniel L. Nir
                                                        President and Treasurer
                                                        (Chief Financial Officer)

