Form 10QSB
period 2004-09-30
ST LAWRENCE SEAWAY CORP
filed 2004-11-02
CIK 86264

====================================================================================================

                                 SECURITIES AND EXCHANGE COMMISSION

                                       WASHINGTON, D.C. 20549

                                             FORM 10-QSB

                             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                               Commission File Number
      September 30, 2004                                                              0-2040
------------------------------                                               ----------------------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                  -----------------------------------------------------------------
                  (Exact Name of Small Business Issuer as Specified in its Charter)

           INDIANA                                                           35-1038443
--------------------------------                               ------------------------------------
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
                                                -------------------

Check whether the issuer:  (1) filed all reports  required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X                  No
             ---------                 ---------

State the number of shares  outstanding of each of the issuer's  classes of common stock,  as of the latest practicable date.

     Class                                                    Outstanding at November 1, 2004
-----------------------------                                 -------------------------------
Common Stock, $1.00 par value                                              393,735

Transitional Small Business Disclosure Format (check one):   Yes                        No     X
                                                                 --------                  ---------

====================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                          FORM 10-QSB INDEX

PART I.  FINANCIAL INFORMATION                                                                  PAGE
                                                                                                ----

Notes to Financial Statements - September 30, 2004...............................................7-8

Management's Discussion and Analysis or Plan of Operation.......................................9-12

PART II.  OTHER INFORMATION.......................................................................13
---------------------------

Signatures........................................................................................14

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                                SEPTEMBER 30, 2004 AND MARCH 31, 2004

                                                                At September 30,        At March 31,
                                                                      2004                  2004
                                                               ----------------       ----------------
                                                                  (unaudited)
                                               ASSETS
Current assets:
    Cash and cash equivalents............................             $ 229,399            $ 246,271
    Interest and other receivables.......................                    79                   31
    Prepaid items........................................                   500                   --
                                                                   ------------         ------------
         Total current assets............................               229,978              246,302

Other investments (Note E)...............................               750,000              750,000
                                                                   ------------         ------------
         Total assets....................................              $979,978           $  996,302
                                                                   ============         ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable & other.............................              $ 25,492           $   17,547
                                                                   ------------         ------------
         Total current liabilities.......................                25,492               17,547
                                                                   ------------         ------------
         Total liabilities...............................                25,492               17,547
                                                                   ------------         ------------

Shareholders' equity:
    Common stock, par value $1, 4,000,000 authorized,
       393,735 issued and outstanding at the respective
       dates.............................................               393,735              393,735
    Additional paid-in capital...........................               377,252              377,252
    Retained earnings....................................               183,499              207,768
                                                                   ------------         ------------
    Total shareholders' equity...........................               954,486              978,755
                                                                   ------------         ------------
         Total liabilities and shareholders' equity......           $   979,978           $  996,302
                                                                   ============         ============

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                     SEPTEMBER 30, 2004 AND 2003
                                             (UNAUDITED)

                                                                         For the Three Months Ended
                                                                     -----------------------------------
                                                                      September 30,        September 30,
                                                                           2004                   2003
                                                                     --------------       --------------
Revenues:
    Interest and dividends...............................                $     468           $     730
                                                                        ----------          ----------
Total revenues...........................................                      468                 730

Operating costs and expenses:
    General and administrative...........................                   11,060              21,784
                                                                        ----------          ----------
Total operating expenses.................................                   11,060              21,784

Income (loss) before tax provision.......................                  (10,592)            (21,054)
    Provision for income taxes...........................                       --                 124
                                                                        ----------          ----------
Net income (loss)........................................               $  (10,592)         $  (21,178)
                                                                        ===========         ==========

Per share data:
    Weighted average number of common shares outstanding.
                                                                           393,735             393,735
                                                                        ----------          ----------
Primary earnings per share:
    Income (loss) per share..............................                $   (0.03)           $  (0.05)
                                                                        ==========           ==========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                            STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED
                                     SEPTEMBER 30, 2004 AND 2003
                                             (UNAUDITED)

                                                                           For the Six Months Ended
                                                                     -----------------------------------
                                                                      September 30,        September 30,
                                                                          2004                  2003
                                                                     --------------       --------------

Revenues:
    Interest and dividends...............................                $     735            $  1,766
                                                                        ----------          ----------
Total revenues...........................................                      735               1,766

Operating costs and expenses:
    General and administrative...........................                   25,004              46,548
                                                                        ----------          ----------
Total operating expenses.................................                   25,004              46,548

Income (loss) before tax provision.......................                  (24,269)            (44,782)
    Provision for income taxes...........................                       --                 124
                                                                        ----------          ----------
Net income (loss)........................................               $  (24,269)          $ (44,906)
                                                                      ============          ==========

Per share data:
    Weighted average number of common shares outstanding.
                                                                           393,735             393,735
                                                                        ----------          ----------
Primary earnings per share:
    Income (loss) per share..............................               $    (0.06)         $    (0.11)
                                                                       ===========          ==========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                          STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                     SEPTEMBER 30, 2004 AND 2003
                                             (UNAUDITED)

                                                                 For the Six Months Ended
                                                           -----------------------------------
                                                            September 30,        September 30,
                                                                2004                 2003
                                                           --------------       --------------
Cash flows from operating activities:
Net income (loss)                                              $(24,269)             $(44,906)
Adjustments to reconcile net income to
   net cash from operating activities

(Increase) Decrease in current assets:
Interest and other receivables                                     (548)                   45

(Decrease) Increase in current liabilities:
Other liabilities                                                    --               (75,000)
Accounts payable                                                  7,945                (1,225)
Income taxes payable                                                 --                    --
                                                             ----------         -------------
   Net cash from operating activities                           (16,872)             (121,086)

Cash flows from investing activities:
   Research investment                                               --                    --
                                                             ----------            ----------
   Net cash from investing activities                                --                    --

Cash flows from financing activities:
   Research investment funding                                       --                    --
                                                             ----------            ----------
   Net cash from financing activities                                --                    --

Net (decrease) increase in cash and
cash equivalents                                                (16,872)             (121,086)

Cash and cash equivalents, beginning                            246,271               454,754
                                                             ----------            ----------
Cash and cash equivalents, ending                              $229,399              $333,668

Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                        --                   124
   Cash paid for interest expense                                    --                    --

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  NOTES TO THE FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2004
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

RESEARCH FUNDING.

      Please see "Note E--T3 Therapeutics" in the Notes to the Financial  Statements contained under
Item 1 of this Form 10-QSB for a description  of a research  funding  agreement the Company  entered into during the six months ended September 30, 2002.

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

      The initial formulation research conducted by West Pharmaceuticals for the Development Company
has been completed and two prototype  formulations have been developed.  Initial prototype stability studies have been completed,  but the prototypes exhibited some instability at high temperatures and high  humidity.  The large animal  (swine)  trials  recently  concluded by the  Development  Company designed to test the absorption  characteristics of tri-iodothyronine ("T-3") exhibited very limited
T-3 absorption and extremely  erratic  results.  Consequently,  the  Development  Company is further refining its T-3 drug  preparations in anticipation of additional  trials in the first half of 2005.
Discussions  between  the  Development   Company  and  a  large   biotechnology   company  concluded
unsuccessfully with no minority investment agreement being reached. However, the Development Company continues to search for and have  discussions  with a  pharmaceutical  company that would  through a research and  development  agreement  provide  funding for further  development  of the  Development
Company's thyroid and cardiovascular protocols.

      In the event the follow-on  contribution of $750,000 in the Development Company is required to be made following preliminary FDA approval,  the Company will need to raise additional funds to meet its  obligation,  either through  borrowings or the issuance of additional  equity  interests in the
Company.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 2003.

         Interest and dividend  income  decreased to $468 for the three months ended  September  30,
2004,  from $730 for the three months ended  September 30, 2002, a decrease of $262, or 35.9%.  This decrease is a result of lower cash balances during the period due to research  funding  investments.
Interest and dividend income is expected to continue to be lower in future periods due to the use of a  significant  amount of the  Company's  cash in the T3  Therapeutics  joint venture and in the NYU
Research Funding Agreement.

         General and administrative  expenses decreased $10,724,  or 49.2%, to $11,060 for the three months ended  September  30, 2004 from $21,784 for the three months ended  September  30, 2003.  The decrease in general and  administrative  expenses is primarily  due to the  reduction of office rent payments and related  operating costs as a result of the planned closing of the Company's  office at
320  North  Meridian  Street  in  Indianapolis,   Indiana.  Additionally,   professional  fees  were
approximately $6,600 lower in the three months ended September 30, 2004.

         The following table provides further detail on general and administrative expenses:

                                  THREE MONTHS ENDED SEPTEMBER 30,

                                                                           2004            2003
                                                                           ----            ----
Executive compensation, management fees, salaries and employee
     benefits..................................................            $2,758         $ 4,621
Office rent and company operations.............................               160           3,825
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................             4,515           3,088
Professional fees (accounting & legal).........................             3,628          10,250
                                                                         --------        --------
                  Total........................................          $ 11,061        $ 21,784
                                                                         ========        ========

         As a result of the above  items,  the Company  had a loss of $10,592  before  provision  of income taxes in the three months ended  September 30, 2004, as compared to a loss of $21,054  before provision of income taxes in the three months ended September 30, 2003.

         No Indiana  gross tax was  provided for in the three  months  ended  September  30, 2004 as compared to Indiana  gross tax of $124 in the three months ended  September 30, 2003. No federal tax provision is applicable in the three month periods ended September 30, 2004 and 2003.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO SEPTEMBER 30, 2003.

         Interest and dividend income decreased to $735 for the six months ended September 30, 2004, from $1,766 for the six months  ended  September  30,  2003,  a decrease of $1,031,  or 58.4%.  This decrease is a result of lower cash balances during the period due to research  funding  investments.
Cash and cash  equivalents  decreased  $16,872,  or 6.9%,  to  $229,399 at  September  30, 2004 from
$246,271 at March 31, 2004, primarily due to the payment of general and administrative expenses.

         General and administrative  expenses  decreased  $21,544,  or 46.3%, to $25,004 for the six months  ended  September  30, 2004 from  $46,548 for the six months ended  September  30, 2003.  The decrease in general and  administrative  expenses is primarily  due to the  reduction of office rent payments and related  operating costs as a result of the planned closing of the Company's  office at
320  North  Meridian  Street  in  Indianapolis,   Indiana.  Additionally,   professional  fees  were
approximately  $7,800 lower in the six months ended September 30, 2004. The following table provides further detail on general and administrative expenses:

                                   SIX MONTHS ENDED SEPTEMBER 30,

                                                                           2004            2003
                                                                           ----            ----
Executive compensation, management fees, salaries and employee
     benefits..................................................           $5,809         $ 9,378
Office rent and company operations.............................              468           7,838
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................            6,291           9,082
Professional fees (accounting & legal).........................           12,436          20,250
                                                                        --------        --------
                  Total........................................         $ 25,004         $46,548
                                                                        ========        ========

         As a result of the above  items,  the Company had a loss of $24,269  before  provision  for income taxes in the six months ended  September  30, 2004,  as compared to a loss of $44,782  before provision for income taxes in the six months ended September 30, 2003.

         No  Indiana  gross tax was  provided  for in the six months  ended  September  30,  2004 as compared to Indiana  gross tax of $124 in the six months ended  September  30, 2003.  No federal tax provision is applicable in the six month periods ended September 30, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004, the Company had net working capital of $204,486,  substantially  all of which  was in cash and money  market  funds.  The  Company  believes  it has  sufficient  capital resources to continue its current business. In the event the follow-on investment of $750,000 in the
Development Company is required to be made following preliminary FDA approval, the Company will need to raise  additional  funds to meet its  obligation,  either  through  borrowings or the issuance of additional equity interests in the Company.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         (a) EVALUATION OF DISCLOSURE  CONTROLS AND PROCEDURES.  The Company's Chairman of the Board
and President and Treasurer have evaluated the  effectiveness of the Company's  disclosure  controls and  procedures  (as such term is defined in Rules  13a-14(c)  and  15d-14(c)  under the  Securities
Exchange Act of 1934, as amended (the  "Exchange  Act")) as of the end of the period  covered by the
Quarterly Report (the "Evaluation Date").  Based upon such evaluation,  such officers have concluded that, as of the Evaluation Date, the Company's  disclosure  controls and procedures are effective in alerting  them on a timely  basis to material  information  relating  to the Company  required to be included in the Company's reports filed or submitted under the Exchange Act.

         (b) CHANGES IN INTERNAL CONTROLS.  During the period covered by the Quarterly Report, there has not been any  change  in the  Company's  internal  control  over  financial  reporting  that has materially affected, or is reasonably likely to materially affect, such controls.

PART II.  OTHER INFORMATION

            Item 1.      LEGAL PROCEEDING - Not Applicable

            Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - Not Applicable

            Item 3.      DEFAULTS UPON SENIOR SECURITIES - Not Applicable

            Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable

            Item 5.      OTHER INFORMATION - Not Applicable

            Item 6.      EXHIBITS -

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

                                                        THE ST. LAWRENCE SEAWAY CORPORATION
                                                        Registrant

                                                        /s/Daniel L. Nir
Date:  November 2, 2004                                 --------------------------------------------
                                                        Daniel L. Nir
                                                        President and Treasurer
                                                        (Chief Financial Officer)

