Form 10QSB
period 2004-12-31
ST LAWRENCE SEAWAY CORP
filed 2005-02-14
CIK 86264

====================================================================================================

                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                             FORM 10-QSB

                             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                                Commission File Number
      December 31, 2004                                                              000-02040
      -----------------                                                              ---------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                  -----------------------------------------------------------------
                  (Exact Name of Small Business Issuer as Specified in its Charter)

            INDIANA                                                          35-1038443
-------------------------------                                 ------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer Identification No.)
incorporation or organization)

                                        55 South State Avenue
                                     Indianapolis, Indiana 46204
                              ----------------------------------------
                              (Address of principal executive offices)

Issuer's telephone number, including area code         (317) 639-5292
                                               -------------------------------

Check whether the issuer:  (1) filed all reports  required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X                  No
             ---------                ---------

State the number of shares  outstanding of each of the issuer's classes of common equity,  as of the latest practicable date:

     Class                                                           Outstanding at February 1, 2005
-----------------------------                                        -------------------------------
Common Stock, $1.00 par value                                                     393,735

Transitional Small Business Disclosure Format (check one):   Yes                   No     X
                                                                 ----------           ---------

====================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                          FORM 10-QSB INDEX

PART I.  FINANCIAL INFORMATION                                                                  PAGE
------------------------------                                                                  ----

Item 1.  Financial Statements

     Notes to Financial Statements - December 31, 2004...........................................7-8

Item 2.  Management's Discussion and Analysis or Plan of Operation..............................9-12

Item 3.  Controls and Procedures..................................................................12

PART II.  OTHER INFORMATION.......................................................................13
---------------------------

SIGNATURE.........................................................................................14

                                THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                                DECEMBER 31, 2004 AND MARCH 31, 2004

                                                            At December 31,           At March 31,
                                                                 2004                     2004
                                                            ---------------           --------------
                                                              (unaudited)
                                               ASSETS
Current assets:
    Cash and cash equivalents............................            $182,299           $246,271
    Interest and other receivables.......................                   0                 31
                                                                  -----------        -----------
         Total current assets............................             182,299            246,302

Other investments (Note E)...............................             750,000            750,000
                                                                  -----------        -----------
         Total assets....................................           $ 932,299         $  996,302
                                                                  ===========        ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable & other.............................            $ 11,125         $   17,547
                                                                  -----------        -----------
         Total current liabilities.......................              11,125             17,547
                                                                  -----------        -----------
         Total liabilities...............................              11,125             17,547
                                                                  -----------        -----------

Shareholders' equity:
    Common stock, $1.00 par value, 4,000,000 authorized,
       393,735 issued and outstanding at the respective
       dates.............................................             393,735            393,735
    Additional paid-in capital...........................             377,252            377,252
    Retained earnings....................................             150,187            207,768
                                                                  -----------        -----------
    Total shareholders' equity...........................             921,174            978,755
                                                                  -----------        -----------
         Total liabilities and shareholders' equity......           $ 932,299           $996,302
                                                                  ===========        ===========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                     DECEMBER 31, 2004 AND 2003
                                             (UNAUDITED)

                                                                      For the Three Months Ended
                                                                   ---------------------------------
                                                                   December 31,       December 31,
                                                                      2004                2003
                                                                   ------------       --------------

Revenues:
    Interest and dividends...............................            $     761         $      502
                                                                   -----------        -----------
Total revenues...........................................                  761                502

Operating costs and expenses:
    General and administrative...........................               33,994             24,334
                                                                   -----------        -----------
Total operating expenses.................................               33,994             24,334

Income (loss) before tax provision.......................              (33,233)           (23,832)
    Provision for income taxes...........................                   --                 --
                                                                   -----------        -----------
Net income (loss)........................................           $  (33,233)        $  (23,832)
                                                                   ============       ============

Per share data:
    Weighted average number of common shares outstanding.
                                                                       393,735            393,735
                                                                   -----------        -----------
Primary earnings per share:
    Income (loss) per share..............................          $    (0.08)        $    (0.06)
                                                                   ===========        ===========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED
                                     DECEMBER 31, 2004 AND 2003
                                             (UNAUDITED)

                                                                      For the Nine Months Ended
                                                                   ---------------------------------
                                                                   December 31,       December 31,
                                                                      2004                2003
                                                                   ------------       --------------

Revenues:
    Interest and dividends...............................          $     1,417        $     2,268
                                                                   -----------        -----------
Total revenues...........................................                1,417              2,268

Operating costs and expenses:
    General and administrative...........................               58,998             70,883
                                                                   -----------        -----------
Total operating expenses.................................               58,998            70,883

Income (loss) before tax provision.......................              (57,581)           (68,615)
    Provision for income taxes...........................                   --                124
                                                                   -----------        -----------
Net income (loss)........................................           $  (57,581)        $  (68,739)
                                                                   ============       ============

Per share data:
    Weighted average number of common shares outstanding.
                                                                       393,735            393,735
                                                                   -----------        -----------
Primary earnings per share:
    Income (loss) per share..............................            $   (0.15)       $    (0.17)
                                                                   ============       ===========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                         STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                                     DECEMBER 31, 2004 AND 2003
                                             (UNAUDITED)

                                                              For the Nine Months Ended
                                                          ---------------------------------
                                                          December 31,       December 31,
                                                             2004                2003
                                                          ------------       --------------

Cash flows from operating activities:

Net income (loss)                                            $(57,581)          $(68,739)
Adjustments to reconcile net income to
   net cash from operating activities

(Increase) Decrease in current assets:
Interest and other receivables                                     31                124

(Decrease) Increase in current liabilities:
Accounts payable                                               (6,422)          (121,928)
Income taxes payable                                               --                 --
                                                          -----------        -----------
   Net cash from operating activities                         (63,972)          (190,543)

Cash flows from investing activities:
   Research investment                                             --                 --
                                                          -----------        -----------
   Net cash from investing activities                              --                 --

Cash flows from financing activities:
   Research investment funding                                     --                 --
                                                          -----------        -----------
   Net cash from financing activities                              --                 --

Net (decrease) increase in cash and
cash equivalents                                              (63,972)          (190,543)

Cash and cash equivalents, beginning                          246,271            454,754
                                                          -----------        -----------
Cash and cash equivalents, ending                            $182,299           $264,211

Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                   --                   124
   Cash paid for interest expense                               --                    --

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  NOTES TO THE FINANCIAL STATEMENTS
                                          DECEMBER 31, 2004
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

RESEARCH FUNDING.

         Please see "Note E--T3  Therapeutics"  in the Notes to the Financial  Statements  contained under Item 1 of this Form  10-QSB for a  description  of a research  funding  agreement  the Company entered into during 2002.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED DECEMBER 31, 2004 AS COMPARED TO THREE MONTHS ENDED
DECEMBER 31, 2003.

         Interest and  dividend  income  increased  to $761 for the three months ended  December 31,
2004,  from $502 for the three months ended  December 31, 2002, an increase of $259, or 51.6%.  This increase is a result of higher interest rates on the Company's cash balances.  Interest and dividend income is  expected  to be lower in future  periods  due to the use of a  significant  amount of the
Company's cash in the T3 Therapeutics joint venture and in the NYU Research Funding Agreement.

         General and administrative expenses increased $9,660, or 39.7%, to $33,994 for the three months ended December 31, 2004 from $24,334 for the three months ended December 31, 2003. The increase in general and administrative expenses is primarily due to higher professional fees and annual meeting expenses but is partially offset by the reduction of office rent payments and related operating costs as a result of the closing of the Company's office at 320 North Meridian Street in
Indianapolis, Indiana.

         The following table provides further detail on general and administrative expenses:

                                   THREE MONTHS ENDED DECEMBER 31,

                                                                          2004             2003
                                                                          ----             ----

Executive compensation, management fees, salaries and employee
     benefits..................................................        $  2,611          $ 4,945
Office rent and company operations.............................             142            3,900
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................          14,505            9,036
Professional fees (accounting & legal).........................          16,736            6,453
                                                                       --------         --------
                  Total........................................        $ 33,994         $ 24,334
                                                                       ========         ========

         As a result of the above  items,  the Company  had a loss of $33,233  before  provision  of income taxes in the three months ended  December 31, 2004,  as compared to a loss of $23,832  before provision of income taxes in the three months ended December 31, 2003.

         No Indiana gross tax was provided for in the three month  periods  ended  December 31, 2004 and 2003. No federal tax provision is applicable in the three month periods ended  December 31, 2004 and 2003.

RESULTS OF OPERATIONS -NINE MONTHS ENDED DECEMBER 31, 2004 AS COMPARED TO DECEMBER 31, 2003.

         Interest and  dividend  income  decreased to $1,417 for the nine months ended  December 31,
2004,  from $2,268 for the nine months ended  December 31, 2003, a decrease of $851, or 37.5%.  This decrease is a result of lower cash balances during the period due to research  funding  investments.
Cash and cash  equivalents  decreased  $63,972,  or 26.0%,  to $182,299  at  December  31, 2004 from
$246,271 at March 31, 2004, primarily due to the payment of general and administrative expenses.

         General and administrative  expenses  decreased $11,885,  or 16.8%, to $58,998 for the nine months  ended  December 31, 2004 from  $70,883 for the nine months  ended  December  31,  2003.  The decrease in general and  administrative  expenses is primarily  due to the  reduction of office rent payments and related operating costs as a result of the closing of the Company's office at 320 North
Meridian Street in Indianapolis, Indiana. Additionally,  professional fees were approximately $2,469 higher in the nine months ended December 31, 2004.

         The following table provides further detail on general and administrative expenses:

                                   NINE MONTHS ENDED DECEMBER 31,

                                                                          2004             2003
                                                                          ----             ----

Executive compensation, management fees, salaries and employee
     benefits..................................................         $ 8,420         $ 14,323
Office rent and company operations.............................             610           11,739
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................          20,796           18,118
Professional fees (accounting & legal).........................          29,172           26,703
                                                                       --------         --------
                  Total........................................        $ 58,998         $ 70,883
                                                                       ========         ========

         As a result of the above  items,  the Company had a loss of $57,581  before  provision  for income taxes in the nine months ended  December  31, 2004,  as compared to a loss of $68,615  before provision for income taxes in the nine months ended December 31, 2003.

         No Indiana  gross tax was  provided  for in the nine  months  ended  December  31,  2004 as compared to Indiana  gross tax of $124 in the nine months ended  December  31, 2003.  No federal tax provision is applicable in the nine month periods ended December 31, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004, the Company had net working capital of $171,174, substantially all of which was in cash and money market funds. The Company believes it has sufficient  capital  resources to continue its current  business for at least one year.  In the event the  follow-on  investment of
$750,000 in the Development Company is required to be made following  preliminary FDA approval,  the
Company will need to raise additional funds to meet its obligation, either through borrowings or the issuance of additional equity interests in the Company.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         (a) Evaluation of Disclosure  Controls and Procedures.  The Company's Chairman of the Board
and President and Treasurer have evaluated the  effectiveness of the Company's  disclosure  controls and  procedures  (as such term is defined in Rules  13a-15(e)  and  15d-15(e)  under the  Securities
Exchange Act of 1934, as amended (the  "Exchange  Act")) as of the end of the period covered by this
Quarterly Report (the "Evaluation Date").  Based upon such evaluation,  such officers have concluded that, as of the Evaluation Date, the Company's  disclosure  controls and procedures are effective in alerting  them on a timely  basis to material  information  relating  to the Company  required to be included in the Company's reports filed or submitted under the Exchange Act.

         (b) Changes in Internal Control Over Financial Reporting. During the period covered by this
Quarterly  Report,  there has not been any change in the Company's  internal  control over financial reporting that has materially affected, or is reasonably likely to materially affect, such controls.

PART II.  OTHER INFORMATION

            Item 1.        Legal Proceeding - Not Applicable

            Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds -Not Applicable

            Item 3.        Defaults upon Senior Securities - Not Applicable

            Item 4.        Submission of Matters to a Vote of Security Holders

            The Company's Annual Meeting of Shareholders was held on November 3, 2004. The following persons were reelected as directors at the meeting:

           Name                                 Votes For                          Votes Withheld
           ----                                 ---------                          --------------
           Jack C. Brown                        224,343                            12,610
           Joel M. Greenblatt                   224,343                            12,610
           Daniel L. Nir                        224,000                            12,953
           Edward B. Grier III                  224,343                            12,610

            Item 5.        Other Information - Not Applicable

            Item 6.        Exhibits -

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

                                                        THE ST. LAWRENCE SEAWAY CORPORATION
                                                        Registrant

                                                        /s/ Daniel L. Nir
                                                        --------------------------------------------
Date:  February 14, 2005                                Daniel L. Nir
                                                        President and Treasurer
                                                        (Chief Financial Officer)

