Form 10KSB
period 2005-03-31
ST LAWRENCE SEAWAY CORP
filed 2005-06-28
CIK 86264

====================================================================================================

                          United States Securities and Exchange Commission
                                       Washington, D.C. 20549

                                             FORM 10-KSB

          X Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                              For the fiscal year ended March 31, 2005
                                                 or
     _ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ____________

                                   Commission file number: 0-2040
                                                          --------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           ----------------------------------------------
                           (Name of Small Business Issuer in its Charter)

            Indiana                                                           35-1038443
---------------------------------                               ------------------------------------
  (State or Other Jurisdiction                                  (I.R.S. Employer Identification No.)
of Incorporation or Organization)

        55 South State Avenue
        Indianapolis, Indiana                                                    46204
----------------------------------------                                       ----------
(Address of Principal Executive Offices)                                       (Zip Code)

                                           (317) 639-5292
                          ------------------------------------------------
                          (Issuer's telephone number, including area code)

                 Securities registered under Section 12(b) of the Exchange Act: None

                   Securities registered under Section 12(g) of the Exchange Act:

                                           Title of class
                               Common Stock, par value $1.00 per share
                              -----------------------------------------

     Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such  shorter  period that the  registrant  was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if  disclosure  of  delinquent  filers in response to Item 405 of  Regulation  S-B is not contained in this form, and no disclosure will be contained,  to the best of registrant's knowledge, in definitive  proxy or information  statements  incorporated  by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its fiscal year ended March 31, 2005 were $2,138.

     The aggregate market value of common stock held by non-affiliates of the issuer as of March 23,
2005 was approximately $608,902.

     The number of shares of common stock of the issuer outstanding as of June 14, 2005 was 393,735.

     Transitional Small Business Disclosure Format (check one) Yes    No  X
                                                                  ---    ---

====================================================================================================

                                               PART I

ITEM 1 - DESCRIPTION OF BUSINESS.

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

     In a separate  matter,  the Company entered into a joint venture  agreement as of June 25, 2002 under which it has provided development funding to a newly-formed private limited liability company,
T3 Therapeutics, LLC (the "Development Company"), for specified drug treatment protocols for thyroid and  cardiovascular  disease,  in exchange for an equity interest in the Development  Company.  Such treatments are in early stage  development  and involve the use of novel  formulations  of hormones, delivered in controlled release formulations.  Funding provided by the Company is being used for the purpose of financing  development of new  formulations  of such hormones,  and to conduct animal and human  clinical  trials.  Research has been  initiated by the  Development  Company,  which has been founded by physicians at a major metropolitan New York City area hospital.  Under the agreement, the
Company  acquired,  subject to adjustment,  a 12.5% ownership stake in the Development  Company,  in exchange for development  funding of $750,000,  for use over an approximately  two-year period.  The agreement provided for a follow-on contribution of an additional $750,000 if certain preliminary FDA testing approvals were secured,  with a corresponding  increase in the Company's  ownership stake to
25% of the  Development  Company.  The Company and the  Development  Company have mutually agreed to cancel the  additional  investment  requirement  of  $750,000.  If the  product is  licensed  by the
Development  Company to a pharmaceutical  partner,  the Company will be entitled to a portion of the
Development  Company's  resulting  royalties  and progress  payments.  The amount of ownership to be received by the Company is subject to adjustment,  based upon (i) ownership and license arrangements that the Development Company makes with laboratories that provide research and formulation expertise and products,  (ii) development or licensing  transactions or (iii) other sources of financing.  The
Company loaned the Development Company $40,000 in connection with entering into the letter of intent relating to the joint venture agreement;  the $40,000 note was cancelled and was credited toward the
Company's  initial  $750,000  contribution.  Development  and  commercialization  of  the  treatment protocols  is highly  speculative  and  subject to numerous  scientific,  practical,  financial  and commercial uncertainties.  There can be no assurances that the Company will receive any royalties or progress payments, or that the value of its ownership stake in the Development Company will increase or even maintain its current value.

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

     The initial formulation  research conducted by West Pharmaceuticals for the Development Company
has been completed and two prototype  formulations have been developed.  Initial prototype stability studies have been completed,  but the prototypes exhibited some instability at high temperatures and high  humidity.  The large animal  (swine)  trials  recently  concluded by the  Development  Company designed to test the absorption  characteristics of tri-iodothyronine ("T-3") exhibited very limited
T-3 absorption and extremely  erratic  results.  Consequently,  the  Development  Company is further refining its T-3 drug  preparations in anticipation of additional trials in the second half of 2005.
The  Development  Company in March 2005  entered  into a  Development  and Option  Agreement  with a domestic  pharmaceutical  company.  This  agreement is intended to further  develop the  Development
Company's  thyroid and  cardiovascular  protocols  over the next several  years and, if  successful, eventually  result in a New Drug  Application  being  filed with the FDA.  However,  there can be no assurances that the protocols will be successfully  developed or that a New Drug Application will be filed with or approved by the FDA.

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

ITEM 2 - DESCRIPTION OF PROPERTY.

    At March 31, 2005, the Company did not own any real estate.

ITEM 3 - LEGAL PROCEEDINGS.

    The Company is not a party to any material pending legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                               PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES
         OF EQUITY SECURITIES.

     MARKET  INFORMATION.  The  Company's  common stock is not  currently  listed for trading on any exchange.  The  following  table sets forth the high and low sales price for each  quarterly  period during the fiscal years 2005 and 2004,  as reported by the OTC Bulletin  Board.  The common stock is quoted under the ticker symbol  "STLS.OB."  Such price data reflects  inter-dealer  prices,  without retail mark-up, mark-down or commission and may not represent actual transactions.

-------------------------- ------------------------ ----------------------- ------------------------
        Fiscal Year                 Quarter                   High                     Low
-------------------------- ------------------------ ----------------------- ------------------------
            2005                     First                    $3.00                   $2.00
-------------------------- ------------------------ ----------------------- ------------------------
                                     Second                   $3.50                   $2.65
-------------------------- ------------------------ ----------------------- ------------------------
                                     Third                    $2.70                   $1.80
-------------------------- ------------------------ ----------------------- ------------------------
                                     Fourth                   $2.10                   $1.80
-------------------------- ------------------------ ----------------------- ------------------------
            2004                     First                    $2.00                   $1.20
-------------------------- ------------------------ ----------------------- ------------------------
                                     Second                   $1.60                   $1.25
-------------------------- ------------------------ ----------------------- ------------------------
                                     Third                    $3.80                   $1.30
-------------------------- ------------------------ ----------------------- ------------------------
                                     Fourth                   $2.75                   $2.05
-------------------------- ------------------------ ----------------------- ------------------------

     DIVIDENDS.  It is the  present  policy  of the  Board of  Directors  of the  Company  to retain earnings,  if any, to finance the future expansion of the Company.  No cash dividends were paid this year and no cash dividends are expected to be paid in the future.

     NUMBER OF STOCKHOLDERS.  As of June 14, 2005, there were approximately  1,000 holders of record of the Company's common stock.

ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     RESULTS OF  OPERATIONS  FOR THE FISCAL YEAR ENDED MARCH 31, 2005 AS COMPARED TO THE FISCAL YEAR
ENDED MARCH 31, 2004.

     Interest and dividend income decreased by $393, or 15.5%, from $2,531 for the fiscal year ended
March 31, 2004 to $2,138 for the fiscal year ended March 31,  2005.  This  decrease is a primarily a result of lower cash balances.

     Consulting fees were $6,000 for the fiscal years ended March 31, 2004 and 2005.

     General and administrative expenses decreased by $28,199, or 29.7%, from $95,055 for the fiscal year ended March 31, 2004 to $66,856 for the fiscal year ended March 31,  2005.  The lower amount of general and administrative expenses in the fiscal year ended March 31, 2005 was due primarily to the reduction  of office rent  payments  and related  operating  costs as a result of the closing of the
Company's  office at 320 North Meridian Street in  Indianapolis,  Indiana and lower accounting fees, partially offset by higher legal fees and annual meeting expenses.

     The following  table  summarizes the significant  component of these  expenses,  and presents a comparison of such components for the fiscal years ended March 31, 2005 and March 31, 2004:

                                          For the Fiscal Year Ended March 31,
                                          -----------------------------------
                                               2005                 2004
                                          ---------------     ---------------
Executive compensation,
    management fees, salaries and
    employee benefits...........            $ 4,629                $ 10,771
Office rent and operations......              1,086                  18,068
Stock services, proxy, annual
    meeting and SEC report
    compliance..................             23,976                  22,585
Professional fees (accounting &
    legal)......................             37,165                  43,631
         Total..................           $ 66,856                $ 95,055
                                         ==========              ==========

     As a result of the above items,  the Company had a loss of $70,718 before  provision for income taxes for the fiscal year ended March 31, 2005,  as compared to a loss of $98,524  before  provision for income taxes for the fiscal year ended March 31, 2004.

     No income tax was paid for the fiscal year ended March 31,  2005,  as compared to income tax of
$124 paid for the fiscal year ended March 31, 2004.

     Results of  Operations  for the Fiscal Year Ended March 31, 2004 as Compared to the Fiscal Year
Ended March 31, 2003.

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

     General and  administrative  expenses decreased by $4,488, or 4.5%, from $99,543 for the fiscal year ended March 31, 2003 to $95,055 for the fiscal year ended March 31, 2004.  The higher amount of general and  administrative  expenses in the fiscal year ended March 31, 2003 was due  primarily  to increased  professional  fees related to the  negotiation  of the joint venture  agreement  with the
Development  Company. In 2004, the decrease in professional fees was partially offset by an increase in transfer agent fees, annual meeting expenses and higher office rent and operations costs in 2004.

     The following  table  summarizes the significant  component of these  expenses,  and presents a comparison of such components for the fiscal years ended March 31, 2004 and March 31, 2003:

                                          For the Fiscal Year Ended March 31,
                                          -----------------------------------
                                               2004                 2003
                                          ---------------     ---------------
Executive compensation,
    management fees, salaries and
    employee benefits...........            $10,771                $ 11,116
Office rent and operations......             18,068                  15,921
Stock services, proxy, annual
    meeting and SEC report
    compliance..................             22,585                  14,491
Professional fees (accounting &
    legal)......................             43,631                  58,015
                                            -------                 -------
         Total..................           $ 95,055                $ 99,543
                                         ==========              ==========

     As a result of the above items,  the Company had a loss of $98,524 before  provision for income taxes for the fiscal year ended March 31, 2004, as compared to a loss of $107,338  before  provision for income taxes for the fiscal year ended March 31, 2003.

     Income tax paid for the fiscal year ended March 31, 2004 was $124, as compared to income tax of
$449 paid for the fiscal year ended March 31, 2003.

     LIQUIDITY  AND CAPITAL  RESOURCES.  At March 31, 2005,  the Company had net working  capital of
$158,037, the major portion of which was in cash and money market funds. The Company believes it has sufficient capital resources to continue its current business.

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

         "Safe harbor" statement under the Private Securities Litigation Reform Act of 1995
         ----------------------------------------------------------------------------------

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

ITEM 7 - FINANCIAL STATEMENTS.

     Annexed hereto starting on Page 19.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 8A - CONTROLS AND PROCEDURES

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

         (b) Changes in Internal Control Over Financial Reporting.  There has not been any change in the Company's  internal  control over financial  reporting  that occurred  during the Company's last fiscal quarter,  that has materially  affected,  or is reasonably likely to materially  affect,  the
Company's internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

         Not applicable.

                                              PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT.

     Set forth in the following  table are the names and ages of all persons who were members of the
Board of Directors of the Company at March 31, 2005, all positions and offices with the Company held by such persons,  their business experience,  the period during which they have served as members of the board of directors and other directorships held by them.

Directors/
Position in Company    Age  Director Since Business Experience During Last Five Years  Other Directorships
-------------------    ---  -------------- ------------------------------------------  -------------------
Jack C. Brown           86  1959           Attorney at Law, Indianapolis, Indiana since    None
Secretary                                  1945.
Joel M. Greenblatt      47  1993           Managing Partner of Gotham Capital III L.P.     None
Chairman of the Board                      ("Gotham") and its predecessors since 1985.
                                           Gotham is a private
                                           investment partnership
                                           which owns securities,
                                           equity interests,
                                           distressed debt, trade
                                           claims and bonds,
                                           derivatives and options
                                           and warrants of issuers
                                           engaged in a variety of
                                           businesses.
Daniel L. Nir           44  1993           Managing Partner of Gracie Capital, L.P.        None
President and Treasurer                    since December, 1998; Manager of Sargeant
                                           Capital Ventures, LLC
                                           since December 1997;
                                           Managing Partner of
                                           Gotham prior thereto.
Edward B. Grier III     47  1993           Limited Partner of Gracie Capital, L.P. since   None
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

     CODE OF ETHICS.  The Board of  Directors  has  adopted a Code of Ethics,  as defined  under the federal  securities  laws, that applies to all directors and officers of the Company.  A copy of the
Code of Ethics has been filed with the SEC as Exhibit 14 to the Company's Annual Report on Form 10-K
for 2004.

     COMPLIANCE  WITH SECTION 16(A) OF THE EXCHANGE  ACT.  Based solely on a review of Forms 3 and 4 and  amendments  thereto,  furnished to the Company  during the fiscal year ended March 31, 2005 and
Forms 5 and amendments  thereto furnished to the Company with respect to the fiscal year ended March
31,  2005,  no  director,  officer  or  beneficial  owner of more than 10% of the  Company's  equity securities  failed to file on a timely basis  reports  required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2005.

ITEM 10 - EXECUTIVE COMPENSATION.

     Except as noted below,  neither the Company's Chief  Executive  Officer nor any other executive officers of the Company (collectively the "Named Executives") received salary, bonus or other annual compensation  for  rendering  services to the Company  during the fiscal years ended March 31, 2005,
2004, and 2003.

     During each of the three fiscal years ended March 31, 2005,  2004 and 2003, the Company paid to
Jack C. Brown,  Secretary and a Director, a monthly fee of $500 for administrative  services that he renders to the Company. Such fee is on a month to month arrangement.

     SUMMARY  COMPENSATION  TABLE.  As  permitted  by  Item  402  of  Regulation  S-B,  the  Summary
Compensation  Table has been omitted as there was no  compensation  awarded to, earned by or paid to any  executive  officer  which is required to be reported in such Table for any fiscal year  covered thereby.  In  addition,  no  transactions  between  the  Company and a third party where the primary purpose of the  transaction was to furnish  compensation to any executive  officer were entered into for any fiscal year covered thereby.

     OPTION/SAR GRANTS IN FISCAL YEAR ENDED MARCH 31, 2005. No options or stock appreciation  rights were granted in the fiscal year ended March 31, 2005.

     AGGREGATED  OPTION/SAR  EXERCISES  IN FISCAL  YEAR ENDED  MARCH 31,  2005 AND  FISCAL  YEAR-END
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

(1) Based on the closing sale price of $1.80 on March 23, 2005,  the date closest to the fiscal year end on which a trade occurred. The options have an exercise price of $3.00 per share.

LONG-TERM INCENTIVE PLANS - AWARDS IN FISCAL YEAR ENDED MARCH 31, 2005.  Not applicable.

COMPENSATION OF DIRECTORS. The By-laws of the Company provide for Directors to receive a fee of $100 for each  meeting of the Board of  Directors  which they attend plus  reimbursement  for  reasonable travel expense. No fees were paid to Directors for meetings in fiscal year 2005.

     As  discussed  above,  during the fiscal year ended March 31,  2005,  the Company  paid Jack C.
Brown,  Secretary and a Director, a monthly fee of $500 for administrative  services that he renders to the Company.

     Compensation  Committee  Interlock and Insider  Participation.  The Board of Directors does not have any standing audit,  nominating or compensation  committees or any other committees  performing similar functions.  Therefore,  there are no relationships or transactions  involving members of the
Compensation  Committee during the fiscal year ended March 31, 2005 required to be reported pursuant to Item 402(j) of Regulation S-B.

ITEM 11 - SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT AND RELATED  STOCKHOLDER
          MATTERS.

The following table sets forth as of June 14, 2005 the beneficial  share ownership of all beneficial owners of 5% or more of the  Company's  common stock,  all  directors and executive  officers of the
Company owning securities, and of all officers and directors as a group.

                                           AMOUNT AND
                                           NATURE OF
BENEFICIAL                                 BENEFICIAL                                     PERCENT
OWNER                                      OWNERSHIP                                      OF CLASS
----------                                 ----------                                     --------

The Windward Group, L.L.C.                   150,000 1                                     30.4%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Joel M. Greenblatt                           150,000 2                                     30.4%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Daniel L. Nir                                150,000 2                                     30.4%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Jack C. Brown                                  20,456 3                                     5.00%
320 N. Meridian St.
Suite 818
Indianapolis, IN 46204

Edward B. Grier III                                0                                        *
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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On June 25,  2002,  the Company  entered  into a joint  venture  agreement  under which the
Company  provided  development  funding in an initial amount of $750,000 to a  newly-formed  private limited liability company, T3 Therapeutics,  LLC (the "Development Company") in exchange for a 12.5%
ownership interest in the Development Company.  The agreement provided for a follow-on  contribution of an  additional  $750,000  if certain  preliminary  FDA  testing  approvals  were  secured  with a corresponding  increase in the Company 's ownership  stake to 25% of the  Development  Company.  The
Company  and the  Development  Company  have  mutually  agreed to cancel the  additional  investment requirement of $750,000.  Edward B. Grier, Vice President and a Director of the Company,  has agreed to serve as the Company's  representative to the Development Company and has authority to act on the
Company's behalf with respect to the business and affairs of the Development  Company. Mr. Grier has been  granted  an  option  by the  Development  Company  to  purchase  up to 25 Class B Units of the
Development  Company at a price per unit of $6,000.  The strike  price of the option was  calculated based on the  price per unit  paid by the  Company.  Due to the  nature  of the  investment  and the uncertainties  inherent in the development and  commercialization  of the treatment protocols by the
Development  Company,  no meaningful value can be assigned to the option. The option was exercisable upon grant and expires,  to the extent it has not been exercised or sooner  terminated,  on June 25,
2012. If Mr. Grier resigns voluntarily as the Company's  representative or is removed by the Company from that position without cause, the option shall remain  exercisable for a period of one year from the date of  resignation  or  removal,  and then  shall  terminate.  If Mr.  Grier  ceases to be the
Company's representative by reason of death or disability, the option shall remain exercisable for a period of six months following his death or disability,  and then shall  terminate.  If Mr. Grier is removed as representative  for cause, the option shall immediately  terminate.  In addition,  at the time of the Company's  investment,  Mr. Grier purchased 25 Class A Units of the Development  Company from existing unitholders for $150,000, or $6,000 per Class A Unit.

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

ITEM 13 - EXHIBITS.

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

         (14) Code of Ethics (Incorporated by reference to Exhibit 14 to the 2004 10-K)

         (31.1) Certification by Principal Executive Officer Pursuant to Rule 13a-14(a)

         (31.2) Certification by Principal Financial Officer Pursuant to Rule 13a-14(a)

         (32.1) Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

         (32.2) Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The independent  auditor for the Company is the firm of Sallee & Company,  Inc.,  which has been the accountants for the Company since its inception.

         The following aggregate fees were billed to the Company for professional  services rendered by its independent auditor for the fiscal years ended March 31, 2005 and 2004:

                                                 -14-

                                                                                 2005          2004
                                                                                 ----          ----
Audit Fees:....................................................................$11,815       $18,221
Audit-Related Fees:............................................................ $2,015            --
Tax Fees:...................................................................... $2,755         4,615
All Other Fees:................................................................     --            --

         The Board of Directors,  acting as Audit Committee,  has not adopted pre-approval  policies and procedures  with respect to services  provided by the independent  auditor,  as all services are approved by the Board prior to the services being provided.

                                             SIGNATURES

         In  accordance  with Section 13 or 15(d) of the Exchange  Act, the  registrant  caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     THE ST. LAWRENCE SEAWAY CORPORATION

                                                     By: /s/ Daniel L. Nir
                                                        --------------------------------------------
                                                        Daniel L. Nir
                                                        President, Treasurer and Director

                                                     Date:  June 28, 2005

         In  accordance  with the Exchange  Act,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURES                           TITLE                                      DATE

/s/ Daniel L. Nir
-----------------------------            President, Treasurer                    June 28, 2005
Daniel L. Nir                            and Director
(Principal Financial
and Accounting Officer)

/s/ Joel M. Greenblatt
-----------------------------            Chairman of the Board,                  June 28, 2005
Joel M. Greenblatt                       and Director
(Principal Executive
Officer)

/s/ Jack C. Brown
-----------------------------            Secretary and Director                  June 28, 2005
Jack C. Brown

/s/ Edward B. Grier III
-----------------------------            Director                                June 28, 2005
Edward B. Grier III

SALLEE & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
The St. Lawrence Seaway Corporation
Indianapolis, Indiana

                                   Report of Independent Auditors

We have audited the accompanying  balance sheets of The St. Lawrence Seaway  Corporation as of March
31, 2005 and 2004, and the related  statements of income,  shareholders  equity,  and cash flows for each of the three years in the period  ended March 31,  2005.  These  financial  statements  are the responsibility  of the Company's  management.  Our  responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards  generally accepted in the United States of
America.  Those standards require that we plan and perform the audit to obtain reasonable  assurance about  whether  the  financial  statements  are free of  material  misstatement.  An audit  includes examining,  on a test  basis,  evidence  supporting  the amounts and  disclosures  in the  financial statements.  An audit  also  includes  assessing  the  accounting  principles  used and  significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The St. Lawrence Seaway Corporation as of March 31, 2005 and 2004, and the
results of its  operations  and its cash flows for each of the three years in the period ended March
31, 2005 in  conformity  with  accounting  principles  generally  accepted  in the United  States of
America.

June 7, 2005

   /s/ Sallee & Company, Inc.
--------------------------------------------

        1509 J STREET, P.O. BOX 1148, BEDFORD, INDIANA 47421, 812-275-4444 (FAX) 812-275-3300

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS
                                       MARCH 31, 2005 AND 2004

                                                                 2005                    2004
                                                                 ----                    ----
ASSETS
Current assets:
     Cash and cash equivalents...........                   $ 176,873               $ 246,271
     Interest and other receivables......                          81                      31
                                                          -----------             -----------
         Total current assets............                     176,954                 246,302
     Other investments - Note 6..........                     750,000                 750,000
                                                          -----------             -----------
         Total assets...................                    $ 926,954               $ 996,302
                                                          ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable & other...........                      $18,917                $ 17,574
         Total current liabilities......                       18,917                  17,574
                                                          -----------             -----------
Shareholders' equity:
     Common stock, par value $1
         4,000,000 authorized, 393,735
         issued and outstanding at the
         respective dates..............
                                                              393,735                 393,735
     Additional paid-in capital........                       377,252                 377,252
     Retained earnings.................                       137,050                 207,768
                                                          -----------             -----------
     Total shareholders' equity........                       908,037                 978,755
                                                          -----------             -----------
Total Liabilities and Shareholders'
     Equity............................                     $ 926,954               $ 996,302
                                                          ===========             ===========

             The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                        STATEMENTS OF INCOME
                              YEARS ENDED MARCH 31, 2005, 2004 AND 2003

                                                          YEARS ENDED MARCH 31,
                                                   2005                  2004                  2003
                                                   ----                  ----                  ----
Revenues:
     Interest and dividends..............       $ 2,138               $ 2,531               $ 9,205
                                             ----------            ----------            ----------
         Total revenues..................         2,138                 2,531                 9,205

Operating costs and expenses:
     Research Investment-NYU.............            --                    --                    --
     Consulting fees-Note 3..............         6,000                 6,000                17,000
     General and administrative
         expenses........................        66,856                95,055                99,543
                                             ----------            ----------            ----------
         Total operating expenses........        72,856               101,055               116,543
                                             ----------            ----------            ----------

Income (loss) before income taxes....           (70,718)              (98,524)             (107,338)
Income taxes/(tax benefit)...........                 0                   124                    --
                                             ----------            ----------            ----------
     Net income (loss).................       $ (70,718)            $ (98,648)           $ (107,338)
                                             ==========            ==========            ==========
Per Share Data:
Weighted average number of common
     shares outstanding................         393,735               393,735               393,735
                                             ==========            ==========            ==========
Basic earnings per common and common
   equivalent shares...................      $   (0.18)            $   (0.25)            $   (0.27)
                                             ==========            ==========            ==========

             The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  STATEMENT OF SHAREHOLDERS' EQUITY
                              YEARS ENDED MARCH 31, 2005, 2004 AND 2003

                                                                           Accumulated
                                                                              Other
                                                                          Comprehensive     Retained
                                     Common Stock      Paid-in Capital         Income       Earnings
                                    ---------------   -----------------   ---------------   ---------
Balances at March 31, 2002..........   $393,735            $377,252              --           413,754
                                                                                            ---------
     Net loss for 2003..............                                                        (107,338)
                                                                                            ---------
Balances at March 31, 2003..........    393,735             377,252              --           306,416
                                                                                            ---------
     Net loss for 2004..............                                                         (98,648)
                                                                                            ---------
Balances at March 31, 2004..........    393,735             377,252              --           207,768
                                                                                            ---------
     Net loss for 2005..............                                                         (70,718)
                                                                                            ---------
Balances at March 31, 2005..........   $393,735            $377,252              --         $ 137,050
                                                                                            =========

             The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                       STATEMENTS OF CASH FLOW
                              YEARS ENDED MARCH 31, 2005, 2004 AND 2003

                                                               YEARS ENDED MARCH 31,
                                                        2005                   2004                   2003
                                                        ----                   ----                   ----
Cash flows from operating activities:
     Net income (loss)...................          $(70,718)              $(98,648)             $(107,338)
     Adjustments to reconcile net
        income to net cash from
        operating activities:
        (Increase) decrease in current
           assets:
        Other receivables................                50                     93                 40,673
        Prepaid items....................                --                     --                     --
        (Decrease) increase in current
           liabilities:
        Accounts payable and other.......              1,270                (9,928)               (12,998)
        Other liabilities................                (0)              (100,000)                    --
                                                 ----------             ----------             ----------
Net cash from operating activities......            (69,398)              (208,483)               (79,663)

Cash flows from investing activities:
     Research investment.............                    --                     --               (750,000)
                                                 ----------             ----------             ----------
         Net cash from investing
           activities..................                  --                     --               (750,000)

Cash flows from financing activities:
     Research investment funding.......                  --                     --                (75,000)
                                                 ----------             ----------             ----------
         Net cash from financing
           activities..................                  --                     --                (75,000)
     Net decrease in cash and cash
       equivalents.....................             (69,398)              (208,483)              (904,663)

Cash and cash equivalents, beginning...             246,271                454,754              1,359,417
                                                 ----------             ----------             ----------
Cash and cash equivalents, ending......           $ 176,873              $ 246,271              $ 454,754
                                                 ==========             ==========             ==========

Supplemental disclosures of cash flow information:
     Cash paid for income taxes........                $ --                 $  124                  $ 449

     Cash paid for interest expenses...                  --                     --                     --

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

RECLASSIFICATION:

The 2004 and 2003 financial  statements have been reclassified,  where necessary,  to conform to the presentation of the 2005 financial statements.

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
On September 20, 2002, the options originally granted to Jack C. Brown on June 18, 1983 were amended by extending the  expiration  date thereof from September 21, 2002 to September 21, 2007. No options were granted in the fiscal years ended March 31, 2005 and 2004.  The  following  table  presents the value of  unexercised  options  held by Jack C. Brown at fiscal  year end.  There are  currently  no outstanding stock appreciation rights.

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

(1) Based on the closing sale price of $1.80 on March 23, 2005,  the date closest to the fiscal year end on which a trade occurred. The options have an exercise price of $3.00 per share.

The Company has  4,000,000  authorized  $1 par value common  shares.  As of March 31, 2005 and 2004, there were 393,735 common shares issued and outstanding.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

NOTE 3. RELATED PARTIES

During the fiscal years ending  March 31,  2005,  2004 and 2003,  the Company paid to Jack C. Brown,
Secretary  and a Director,  an annual  administrative  fee of $6,000,  which was paid monthly in the amount of $500.

NOTE 4. INCOME TAXES

At March 31, 2005, the Company had approximately $570,000 in loss carryforwards.  If not used, these carryforwards  will begin to expire in 2012. No tax benefits have been recognized in these financial statements.  Provisions for any deferred  federal and state tax  liabilities are immaterial to these financial statements.

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
Research has been initiated by the  Development  Company,  which has been founded by physicians at a major metropolitan New York City area hospital. Under the agreement,  the Company acquired,  subject to  adjustment,  a 12.5%  ownership  stake in the  Development  Company,  in exchange for  providing development  funding of $750,000,  for use over an  approximately  two-year  period.  The  agreement provided for a follow-on  investment of an additional  $750,000 if certain  preliminary  FDA testing approvals were secured, with a corresponding increase in the Company's ownership stake to 25% of the
Development  Company.  The Company and the  Development  Company have mutually  agreed to cancel the additional investment  requirement of $750,000. If the product is licensed by Development Company to a pharmaceutical  partner,  the Company is entitled to a portion of Development  Company's resulting royalties and progress payments. The amount of ownership to be received by the Company is subject to adjustment,  based upon (i) ownership and license  arrangements  that the Development  Company makes with laboratories that provide research and formulation expertise and products,  (ii) development or licensing  transactions  or (iii) other sources of  financing.  The Company  loaned the  Development
Company  $40,000 in connection with entering into the letter of intent relating to the joint venture agreement;  the $40,000 note was cancelled and was credited  toward the Company's  initial  $750,000 contribution. Development and commercialization of the treatment protocols is highly speculative and subject to numerous scientific, practical, financial and commercial uncertainties.

