Form 10QSB
period 2005-06-30
ST LAWRENCE SEAWAY CORP
filed 2005-08-15
CIK 86264

===================================================================================================

                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                             FORM 10-QSB

                             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                             Commission File Number
         June 30, 2005                                                            000-02040
         -------------                                                            ---------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                  ----------------------------------------------------------------
                  (Exact Name of Small Business Issuer as Specified in its Charter)

            INDIANA                                                         35-1038443
            -------                                                         ----------
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

     Class                                                    Outstanding at August 12, 2005
Common Stock, $1.00 par value                                             393,735

Transitional Small Business Disclosure Format (check one):   Yes                       No     X
                                                                 ----------               ---------

===================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                          FORM 10-QSB INDEX

PART I.  FINANCIAL INFORMATION                                                                  PAGE
                                                                                                ----

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation.............................8-10

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                            JUNE 30, 2005 (UNAUDITED) AND MARCH 31, 2005

                                                                   At June 30,          At March 31,
                                                                      2005                  2005
                                                                  ------------          -----------
                                                                  (unaudited)

                                               ASSETS
Current assets:
    Cash and cash equivalents............................             $168,979            $176,873
    Interest and other receivables.......................                  144                  81
                                                                   -----------         -----------
         Total current assets............................              169,123             176,954

Other investments (Note E)...............................              750,000             750,000
                                                                   -----------         -----------
         Total assets....................................             $919,123            $926,954
                                                                   ===========         ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable & other.............................             $ 21,531          $   18,917
                                                                   -----------         -----------
         Total current liabilities.......................               21,531              18,917
                                                                   -----------         -----------

Shareholders' equity:
    Common stock, $1.00 par value, 4,000,000 authorized,
       393,735 issued and outstanding at the respective
       dates.............................................              393,735             393,735
    Additional paid-in capital...........................              377,252             377,252
    Retained earnings....................................              125,605             137,050
                                                                   -----------         -----------
    Total shareholders' equity...........................              897,592             908,037
                                                                   -----------         -----------
         Total liabilities and shareholders' equity......           $  919,123            $926,954
                                                                   ===========         ===========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                       JUNE 30, 2005 AND 2004
                                             (UNAUDITED)

                                                                     For the Three Months Ended
                                                                  ---------------------------------
                                                                     June 30,             June 30,
                                                                      2005                  2005
                                                                  ------------          -----------

Revenues:
    Interest and dividends...............................          $     1,072           $     267
                                                                   -----------         -----------
Total revenues...........................................                1,072                 267

Operating costs and expenses:
    General and administrative...........................               11,517              13,943
                                                                   -----------         -----------
Total operating expenses.................................               11,517              13,943

Income (loss) before tax provision.......................              (10,445)            (13,676)
    Provision for income taxes...........................                    0                   0
                                                                   -----------         -----------
Net income (loss)........................................           $  (10,445)          $  (13,676)
                                                                   ============        ============

Per share data:
    Weighted average number of common shares outstanding.
                                                                       393,735             393,735
                                                                   -----------         -----------
Primary earnings per share:
    Income (loss) per share..............................           $    (0.03)          $   (0.03)
                                                                   ============        ============

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                         STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                       JUNE 30, 2005 AND 2004
                                             (UNAUDITED)

                                                                    For the Three Months Ended
                                                                 ---------------------------------
                                                                 June 30, 2005       June 30, 2004
                                                                 -------------       -------------

Cash flows from operating activities:
Net income (loss)                                                     $(10,445)           $(13,676)
Adjustments to reconcile net income to
   net cash from operating activities

(Increase) Decrease in current assets:
Interest and other receivables                                             (62)                 (8)

(Decrease) Increase in current liabilities:
Accounts payable                                                         2,613               7,500
Income taxes payable                                                         0                   0
                                                                   -----------         -----------
   Net cash from operating activities                                   (7,894)             (6,184)

Cash flows from investing activities:
   Net cash from investing activities                                        0                   0

Cash flows from financing activities:
   Net cash from financing activities                                        0                   0

Net (decrease) increase in cash and
cash equivalents                                                        (7,894)             (6,184)

Cash and cash equivalents, beginning                                   176,873             246,271
                                                                   -----------         -----------
Cash and cash equivalents, ending                                     $168,979            $240,087

Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                                0                   0
   Cash paid for interest expense                                            0                   0

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  NOTES TO THE FINANCIAL STATEMENTS
                                            JUNE 30, 2005
                                             (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted  accounting  principles for interim  financial  information and the  instructions  for Form
10-QSB. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management,  all adjustments  (consisting of normal recurring accruals)  considered necessary for a fair presentation have been  included.  Operating  results  for the three  month  period  ending June 30, 2005 are not necessarily  indicative  of the results  that may be expected  for the fiscal year ending  March 31,
2006. For further  information,  refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2005.

NOTE B--RECLASSIFICATION

     The 2004  financial  statements  have been  reclassified,  where  necessary,  to conform to the presentation of the 2005 financial statements.

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

                                 THE ST. LAWRENCE SEAWAY CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESEARCH FUNDING.

     Please see "Note E--T3 Therapeutics" in the Notes to the Financial Statements contained under
Item 1 of this Form 10-QSB for a description of a joint venture agreement the Company entered into during 2002.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THREE MONTHS ENDED JUNE 30,
2004.

         Interest and dividend income  increased to $1,072 for the three months ended June 30, 2005, from $267 for the three months ended June 30, 2004,  an increase of $805.  This increase is a result of higher interest rates on the Company's cash balances.

         General and  administrative  expenses  decreased $2,426, or 17.4%, to $11,517 for the three months ended June 30, 2005 from  $13,943 for the three  months ended June 30, 2004.  The decrease in general and administrative expenses is primarily due to lower professional fees and management fees.

         The following table provides further detail on general and administrative expenses:

                                     THREE MONTHS ENDED JUNE 30,

                                                                          2005            2004
                                                                          ----            ----
Executive compensation, management fees, salaries and employee
     benefits..................................................        $ 1,827         $ 3,051
Office rent and company operations.............................            273             308
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................          1,917           1,776
Professional fees (accounting & legal).........................          7,500           8,808
                                                                    ----------      ----------
                  Total........................................       $ 11,517        $ 13,943
                                                                    ==========      ==========

         As a result of the above  items,  the Company  had a loss of $10,445  before  provision  of income  taxes in the three  months  ended June 30,  2005,  as compared  to a loss of $13,676  before provision of income taxes in the three months ended June 30, 2004.

         No Indiana  gross tax was provided for in the three month  periods  ended June 30, 2005 and
2004.  No federal tax  provision is  applicable  in the three month  periods ended June 30, 2005 and
2004.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2005,  the Company had net working  capital of $147,592,  substantially  all of which was in cash and money market funds. The Company believes it has sufficient  capital  resources to continue its current business for at least one year.

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

            ITEM 5.        OTHER INFORMATION - Not Applicable

            ITEM 6.        EXHIBITS -

            31.1 - Certification by Principal Executive Officer Pursuant to Rule 13a-14(a).

            31.2 - Certification by Principal Financial Officer Pursuant to Rule 13a-14(a).

            32.1 - Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

            32.2 - Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

* Certification  is not deemed "filed" for purposes of Section 18 of the Securities  Exchange Act of
1934 or otherwise subject to liability under that Section. Such certification shall not be deemed to be  incorporated  by reference  into any filing under the Securities Act of 1933 or the Exchange Act except to the extent expressly and specifically incorporated by reference in any such filing.

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

                                                        THE ST. LAWRENCE SEAWAY CORPORATION
                                                        Registrant

                                                        /s/ Daniel L. Nir
                                                        --------------------------------------------
Date:  August 15, 2005                                  Daniel L. Nir
                                                        President and Treasurer
                                                        (Chief Financial Officer)

