Form 10QSB
period 2005-09-30
ST LAWRENCE SEAWAY CORP
filed 2005-11-15
CIK 86264

===================================================================================================

                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                             FORM 10-QSB

                             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                             Commission File Number
      September 30, 2005                                                          000-02040
------------------------------                                             ----------------------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                  -----------------------------------------------------------------
                  (Exact Name of Small Business Issuer as Specified in its Charter)

            INDIANA                                                         35-1038443
-------------------------------                                 ------------------------------------
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

         Yes     X                  No
             ---------                 ---------

State the number of shares  outstanding of each of the issuer's classes of common equity,  as of the latest practicable date:

          CLASS                                                  OUTSTANDING AT NOVEMBER 7, 2005
-----------------------------                                    -------------------------------
Common Stock, $1.00 par value                                               393,735
-----------------------------                                           ----------------

Transitional Small Business Disclosure Format (check one):   Yes                        No     X
                                                                 ----------                ---------

====================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                          FORM 10-QSB INDEX

PART I.  FINANCIAL INFORMATION                                                                  PAGE
------------------------------                                                                  ----

Item 1.  Financial Statements

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                          SEPTEMBER 30, 2005 (UNAUDITED) AND MARCH 31, 2005

                                                                 AT SEPTEMBER 30,       AT MARCH 31,
                                                                       2005                  2005
                                                                 ----------------     ----------------
                                                                  (UNAUDITED)
                                               ASSETS
Current assets:
    Cash and cash equivalents............................             $149,430              $176,873
    Interest and other receivables.......................                  168                    81
                                                                  ------------          ------------
         Total current assets............................              149,598               176,954

Other investments (Note E)...............................              750,000               750,000
                                                                  ------------          ------------
         Total assets....................................             $899,598              $926,954
                                                                  ============          ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable & other.............................              $ 6,483            $   18,917
                                                                  ------------          ------------
         Total current liabilities.......................                6,483                18,917
                                                                  ------------          ------------

Shareholders' equity:
    Common stock, $1.00 par value, 4,000,000 authorized,
       393,735 issued and outstanding at the respective
       dates.............................................              393,735               393,735
    Additional paid-in capital...........................              377,252               377,252
    Retained earnings....................................              122,128               137,050
                                                                  ------------          ------------
    Total shareholders' equity...........................              893,115               908,037
                                                                  ------------          ------------
         Total liabilities and shareholders' equity......          $   899,598              $926,954
                                                                  ============          ============

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                     SEPTEMBER 30, 2005 AND 2004
                                             (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED
                                                                -------------------------------------
                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                                     2005                   2004
                                                                --------------         --------------
Revenues:
    Interest and dividends...............................            $   1,206             $     468
                                                                  ------------          ------------
Total revenues...........................................                1,206                   468

Operating costs and expenses:
    General and administrative...........................                5,684                11,060
                                                                  ------------          ------------
Total operating expenses.................................                5,684                11,060

Income (loss) before tax provision.......................               (4,478)              (10,592)
    Provision for income taxes...........................                    0                     0
                                                                  ------------          ------------
Net income (loss)........................................            $  (4,478)           $  (10,592)
                                                                  =============         =============

Per share data:
    Weighted average number of common shares outstanding.
                                                                       393,735               393,735
                                                                  ------------          ------------
Primary earnings per share:
    Income (loss) per share..............................           $    (0.01)           $    (0.03)
                                                                  =============         =============

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                            STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED
                                     SEPTEMBER 30, 2005 AND 2004
                                             (UNAUDITED)

                                                                        FOR THE SIX MONTHS ENDED
                                                                -------------------------------------
                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                                     2005                   2004
                                                                --------------         --------------
Revenues:
    Interest and dividends...............................          $     2,279             $     735
                                                                  ------------          ------------
Total revenues...........................................                2,279                   735

Operating costs and expenses:
    General and administrative...........................               17,201                25,004
                                                                  ------------          ------------
Total operating expenses.................................               17,201                25,004

Income (loss) before tax provision.......................              (14,922)              (24,269)
    Provision for income taxes...........................                    0                     0
                                                                  ------------          ------------
Net income (loss)........................................           $  (14,922)           $  (24,269)
                                                                  =============         =============

Per share data:
    Weighted average number of common shares outstanding.
                                                                       393,735               393,735
                                                                  ------------          ------------
Primary earnings per share:
    Income (loss) per share..............................           $    (0.04)           $    (0.06)
                                                                  =============         =============

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                          STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                     SEPTEMBER 30, 2005 AND 2004
                                             (UNAUDITED)

                                                                        FOR THE SIX MONTHS ENDED
                                                                -------------------------------------
                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                                     2005                   2004
                                                                --------------         --------------
Cash flows from operating activities:
Net income (loss)                                                     $(14,922)             $(24,268)
Adjustments to reconcile net income to
   net cash from operating activities

(Increase) Decrease in current assets:
Interest and other receivables                                             (87)                 (548)

(Decrease) Increase in current liabilities:                                  0                     0
Accounts payable                                                       (12,434)                7,945
Income taxes payable                                                         0                     0
                                                                  ------------          ------------
   Net cash from operating activities                                  (27,443)              (16,872)

Cash flows from investing activities:
   Net cash from investing activities                                        0                     0

Cash flows from financing activities:
   Net cash from financing activities                                        0                     0

Net (decrease) increase in cash and
cash equivalents                                                       (24,443)              (16,872)

Cash and cash equivalents, beginning                                   176,873               246,271
                                                                  ------------          ------------
Cash and cash equivalents, ending                                     $149,430              $229,399

Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                                0                     0
   Cash paid for interest expense                                            0                     0

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  NOTES TO THE FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2005
                                             (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted  accounting  principles for interim  financial  information and the  instructions  for Form
10-QSB. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management,  all adjustments  (consisting of normal recurring accruals)  considered necessary for a fair presentation have been included.  Operating  results for the three month period ending September 30, 2005 are not necessarily  indicative  of the results  that may be expected  for the fiscal year ending  March 31,
2006. For further  information,  refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2005.

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

                                 THE ST. LAWRENCE SEAWAY CORPORATION

NOTE E--T3 THERAPEUTICS INVESTMENT

The  Company  entered  into a joint  venture  agreement  as of June 25,  2002  (the  "Joint  Venture
Agreement")  under which it has  provided  development  funding to a  newly-formed  private  limited liability  company,  T3 Therapeutics,  LLC (the "Development  Company") for specified drug treatment protocols  for  thyroid  and  cardiovascular  disease,  in  exchange  for an equity  interest in the
Development  Company.  Such  treatments are in early stage  development and involve the use of novel formulations of hormones,  delivered in controlled release  formulations.  Under the agreement,  the
Company  acquired,  subject to adjustment,  a 12.5% ownership stake in the Development  Company,  in exchange for  providing  development  funding of $750,000,  for use over an  approximately  two-year period;  $40,000 of such initial funding  resulted from the  cancellation  of the Company's  $40,000 bridge  loan to the  Development  Company at the letter of intent  stage of the joint  venture.  The initial  funding  provided by the Company is being used for the purpose of financing  development of new formulations of such hormones, and to conduct animal and human clinical trials.

The Joint Venture Agreement provides for a follow-on investment of an additional $750,000 if certain preliminary  FDA testing  approvals  are secured,  with a  corresponding  increase in the  Company's ownership  stake  to 25% of  the  Development  Company.  The  Company  currently  expects  that  the
Development  Company will seek such  preliminary FDA testing  approval in late 2005/early  2006. The
Company,  believes that, at the earliest,  the approval process could be completed by early 2006. If such FDA approval is secured, the Company's follow-on investment obligations under the Joint Venture
Agreement would be triggered.  The Company is currently in the final stages of negotiations with the
Development  Company to amend the Joint Venture  Agreement (the "Amendment") to, among other things, provide for the complete  satisfaction of the Company's contingent follow-on investment  obligations in  exchange  for its  willingness  to make an earlier  $50,000  follow-on  investment  prior to the
Development  Company  seeking such FDA approval and to convert the  Company's  preferential  Class B interests in the  Development  Company (along with the Class A interests of the other members of the
Development  Company)  into a single  non-preferential  class of  interests.  The Company  currently expects to enter into the Amendment by the end of November.  Such $50,000 follow-on investment would increase the Company's  ownership stake in the Development  Company to  approximately  21.5%. If the product is licensed by Development Company to a pharmaceutical  partner the Company is entitled to a portion of Development Company's resulting royalties and progress payments.  The amount of ownership to be  received  by the  Company is subject to  adjustment,  based upon (i)  ownership  and  license arrangements  that the  Development  Company  makes with  laboratories  that  provide  research  and formulation  expertise and products,  (ii)  development  or licensing  transactions,  or (iii) other sources of  financing.  Development  and  commercialization  of the  treatment  protocols  is highly speculative and subject to numerous scientific, practical, financial and commercial uncertainties.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESEARCH FUNDING

         Please see "Note E--T3  Therapeutics"  in the Notes to the Financial  Statements  contained under Item 1 of this Form  10-QSB for a  description  of the Joint  Venture  Agreement  the  Company entered into during 2002.

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

         As  described  in  "Note  E--T3  Therapeutics"  in the  Notes to the  Financial  Statements
contained  under Item 1 of this Form 10-QSB,  the Joint Venture  Agreement  provides for a follow-on investment of an additional $750,000 if certain preliminary FDA testing approvals are secured,  with a corresponding  increase in the Company's  ownership stake to 25% of the Development  Company.  The
Company  currently  expects  that the  Development  Company will seek such  preliminary  FDA testing approval in late 2005/early 2006. The Company,  believes that, at the earliest, the approval process could be  completed  by early  2006.  If such FDA  approval  is  secured,  the  Company's  follow-on investment  obligations  under the Joint  Venture  Agreement  would be  triggered.  The  Company  is currently  in the final  stages of  negotiations  with the  Development  Company  to amend the Joint
Venture  Agreement to, among other things,  provide for the complete  satisfaction  of the Company's contingent  follow-on  investment  obligations  in exchange for its  willingness  to make an earlier
$50,000  follow-on  investment  prior to the  Development  Company  seeking such FDA approval and to convert the Company's  preferential  Class B interests in the  Development  Company  (along with the
Class A interests of the other members of the  Development  Company) into a single  non-preferential class of  interests.  The  Company  currently  expects  to enter  into the  Amendment  by the end of
November.  Such $50,000  follow-on  investment  would increase the Company's  ownership stake in the
Development Company to approximately 21.5%.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 2004.

         Interest and dividend  income  increased to $1,206 for the three months ended September 30,
2005, from $468 for the three months ended September 30, 2004, an increase of $738. This increase is a result of higher  interest  rates on the  Company's  cash  balances  ,offset in part by lower cash balances during the 2005 period.

         General and  administrative  expenses  decreased  $5,376, or 48.6%, to $5,684 for the three months ended  September  30, 2005 from $11,060 for the three months ended  September  30, 2004.  The decrease in general and  administrative  expenses is primarily  due to lower  professional  fees and management  fees  and,  due to  the  absence  of an  annual  meeting  being  held  in  2005  period, significantly lower annual meeting expenses.

         The following table provides further detail on general and administrative expenses:

                           THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                   September 30,         September 30,
                                                                       2005                  2004
                                                                       ----                  ----
Executive compensation, management fees, salaries and
     employee benefits.........................................       $ 327                 $ 2,758
Office rent and company operations.............................         414                     160
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................       2,943                   4,515
Professional fees (accounting & legal).........................       2,000                   3,628
                                                                      -----                   -----
                  Total........................................     $ 5,684                $ 11,060
                                                                    =======                ========

         As a result of the above items, the Company had a loss of $4,478 before provision of income taxes in the three  months  ended  September  30,  2005,  as  compared  to a loss of $10,592  before provision of income taxes in the three months ended September 30, 2004.

         No Indiana gross tax is applicable in the three month periods ended  September 30, 2005 and
2004. No federal tax provision is applicable in the three month periods ended September 30, 2005 and
2004.

         The Company is currently evaluating the complete liquidation and dissolution of the Company and the  appropriate  timing  thereof to afford the Company with an optimum  opportunity to find and complete  favorable merger or sale agreements with respect to the Company or its assets in an effort to  maximize  the total  return on its  shareholders'  investment.  Subject to the  Company  and the
Development Company entering into the Amendment  substantially as proposed,  the Company believes it has  sufficient  capital  resources to satisfy its liquidity  needs over the next 12 months.  If the
Company is unable to enter into the Amendment  substantially as proposed and the Company's follow-on investment  obligation under the Joint Venture Agreement is triggered,  the Company may be forced to liquidate and dissolve the Company prematurely.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

RESULTS OF  OPERATIONS  - SIX MONTHS  ENDED  SEPTEMBER  30,  2005 AS  COMPARED  TO SIX MONTHS  ENDED
SEPTEMBER 30, 2004.

         Interest and dividend  income  increased to $2,279 for the six months ended  September  30,
2005, from $735 for the six months ended September 30, 2004, an increase of $1,544. This increase is a result of higher  interest  rates on the  Company's  cash  balances,  offset in part by lower cash balances during the 2005 period.

         General and  administrative  expenses  decreased  $7,803,  or 31.2%, to $17,201 for the six months  ended  September  30, 2005 from  $25,004 for the six months ended  September  30, 2004.  The decrease in general and  administrative  expenses is primarily  due to lower  professional  fees and management  fees  and,  due to  the  absence  of an  annual  meeting  being  held  in  2005  period, significantly lower annual meeting expenses.

         The following table provides further detail on general and administrative expenses:

                            SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                    September 30,        September 30,
                                                                        2005                 2004
                                                                        ----                 ----
Executive compensation, management fees, salaries and
     employee benefits.........................................        $ 2,154             $ 5,809
Office rent and company operations.............................            688                 376
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................          4,859               6,383
Professional fees (accounting & legal).........................          9,500              12,436
                                                                     ---------           ---------
                  Total........................................        $17,201             $25,004
                                                                     =========           =========

         As a result of the above  items,  the Company had a loss of $14,922  before  provision  for income taxes in the six months ended  September  30, 2005,  as compared to a loss of $24,269  before provision for income taxes in the six months ended September 30, 2004.

         No Indiana gross tax is applicable in the six months ended  September 30, 2005 and 2004. No federal tax provision is applicable in the six month periods ended September 30, 2005 and 2004.

         The Company is currently evaluating the complete liquidation and dissolution of the Company and the  appropriate  timing  thereof to afford the Company with an optimum  opportunity to find and complete  favorable merger or sale agreements with respect to the Company or its assets in an effort to  maximize  the total  return on its  shareholders'  investment.  Subject to the  Company  and the
Development Company entering into the Amendment  substantially as proposed,  the Company believes it has  sufficient  capital  resources to satisfy its liquidity  needs over the next 12 months.  If the
Company is unable to enter into the Amendment  substantially as proposed and the Company's follow-on investment  obligation under the Joint Venture Agreement is triggered,  the Company may be forced to liquidate and dissolve the Company prematurely.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2005, the Company had net working capital of $143,115,  substantially  all of which was in cash and money market funds.

         As  described  in  "Note  E--T3  Therapeutics"  in the  Notes to the  Financial  Statements
contained under Item 1 of this Form 10-QSB,  the Joint Venture Agreement between the Company and the
Development  Company  provides  for a  follow-on  investment  of an  additional  $750,000 if certain preliminary  FDA testing  approvals  are secured,  with a  corresponding  increase in the  Company's ownership  stake  to 25% of  the  Development  Company.  The  Company  currently  expects  that  the
Development  Company will seek such  preliminary FDA testing  approval in late 2005/early  2006. The
Company,  believes that, at the earliest,  the approval process could be completed by early 2006. If such FDA approval is secured, the Company's follow-on investment obligations under the Joint Venture
Agreement would be triggered.  The Company is currently in the final stages of negotiations with the
Development  Company to amend the Joint Venture  Agreement  to, among other things,  provide for the complete  satisfaction of the Company's contingent follow-on investment  obligations in exchange for its willingness to make an earlier $50,000  follow-on  investment  prior to the Development  Company seeking  such FDA  approval  and to convert the  Company's  preferential  Class B  interests  in the
Development  Company  (along  with the Class A  interests  of the other  members of the  Development
Company) into a single  non-preferential class of interests.  The Company currently expects to enter into the Amendment by the end of November.  Such $50,000  follow-on  investment  would  increase the
Company's ownership stake in the Development Company to approximately 21.5%.

         The Company is currently evaluating the complete liquidation and dissolution of the Company and the  appropriate  timing  thereof to afford the Company with an optimum  opportunity to find and complete  favorable merger or sale agreements with respect to the Company or its assets in an effort to  maximize  the total  return on its  shareholders'  investment.  Subject to the  Company  and the
Development Company entering into the Amendment  substantially as proposed,  the Company believes it has  sufficient  capital  resources to satisfy its liquidity  needs over the next 12 months.  If the
Company is unable to enter into the Amendment  substantially as proposed and the Company's follow-on investment  obligation under the Joint Venture Agreement is triggered,  the Company may be forced to liquidate and dissolve the Company prematurely.

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

o    the timing and magnitude of the company's follow-on investment obligations;
o    the timing and necessity of a complete liquidation and dissolution of the company, if any;

                                 THE ST. LAWRENCE SEAWAY CORPORATION

o    the ability to successfully complete development and  commercialization of products,  including the cost,
o    timing, scope and results of pre-clinical and clinical testing;
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

                                 THE ST. LAWRENCE SEAWAY CORPORATION

            31.1 - Certification by Principal Executive Officer Pursuant to Rule 13a-14(a).

            31.2 - Certification by Principal Financial Officer Pursuant to Rule 13a-14(a).

            32.1 - Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

            32.2 - Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*Certification is not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under that Section. Such certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act except to the extent expressly and specifically incorporated by reference in any such filing.

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

                                                        THE ST. LAWRENCE SEAWAY CORPORATION
                                                        Registrant

                                                        /s/ Daniel L. Nir
                                                        --------------------------------------------
Date:  November 15, 2005                                Daniel L. Nir
                                                        President and Treasurer
                                                        (Chief Financial Officer)

