Form 10QSB
period 2005-12-31
ST LAWRENCE SEAWAY CORP
filed 2006-02-14
CIK 86264

===================================================================================================

                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                             FORM 10-QSB

 X     QUARTERLY REPORT UNDER  SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT  OF 1934 for the
---    quarterly period-ended   December 31, 2005
                              ---------------------

---    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ____________ to ____________

                                  Commission File Number  000-02040
                                                        -------------

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
                         ----------------------------------------------------
                              (Address of principal executive offices)

                                           (317) 639-5292
                          -------------------------------------------------
                          (Issuer's Telephone Number, Including Area Code )

Check whether the issuer:  (1) filed all reports  required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X                  No
             ---------                 ---------

Indicate by check mark whether the  registrant  is a shell  company (as defined in Rule 12b-2 of the
Exchange Act).

         Yes                        No    X
             ---------                ---------

State the number of shares  outstanding of each of the issuer's classes of common equity,  as of the latest practicable date:

          Class                                                     Outstanding at February 1, 2006
          -----                                                     -------------------------------
Common Stock, $1.00 par value                                                     410,402
-----------------------------                                                     -------

Transitional Small Business Disclosure Format (check one):   Yes                     No    X
                                                                 ---------             ---------

===================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                          FORM 10-QSB INDEX

PART I.  FINANCIAL INFORMATION                                                                 PAGE
                                                                                               ----

Item 1.  Financial Statements

     Notes to Financial Statements - December 31, 2005..........................................7-9

Item 2.  Management's Discussion and Analysis or Plan of Operation.............................9-13

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                          DECEMBER 31, 2005 (UNAUDITED) AND MARCH 31, 2005

                                                               At December 31,       At March 31,
                                                                    2005                 2005
                                                               ---------------       -------------
                                                                 (unaudited)
                                               ASSETS
Current assets:
    Cash and cash equivalents............................            $85,769             $176,873
    Interest and other receivables.......................                 --                   81
                                                                  ----------           ----------
         Total current assets............................             85,769              176,954

Other investments (Note E)...............................            800,000              750,000
                                                                  ----------           ----------
         Total assets....................................           $885,769             $926,954
                                                                  ==========           ==========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable & other.............................            $13,842            $  18,917
                                                                  ----------           ----------
         Total current liabilities.......................             13,842               18,917
                                                                  ----------           ----------
         Total liabilities...............................             13,842               18,917
                                                                                       ----------

Shareholders' equity:
    Common stock, $1.00 par value, 4,000,000 authorized,
       393,735 issued and outstanding at the respective
       dates.............................................            393,735              393,735
    Additional paid-in capital...........................            377,252              377,252
    Retained earnings....................................            100,940              137,050
                                                                  ----------           ----------
    Total shareholders' equity...........................            871,927              908,037
                                                                  ----------           ----------
         Total liabilities and shareholders' equity......           $885,769             $926,954
                                                                  ==========           ==========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                     DECEMBER 31, 2005 AND 2004

                                             (UNAUDITED)

                                                                    For the Three Months Ended
                                                                   ----------------------------
                                                                 December 31,         December 31,
                                                                     2005                 2004
                                                                 ------------         ------------

Revenues:
    Interest and dividends...............................             $1,031           $      761
                                                                  ----------           ----------
Total revenues...........................................              1,031                  761

Operating costs and expenses:
    General and administrative...........................             22,218               33,994
                                                                  ----------           ----------
Total operating expenses.................................             22,218               33,994
                                                                  ----------

Income (loss) before tax provision.......................            (21,187)             (33,233)
    Provision for income taxes...........................                 --                   --
                                                                  ----------           ----------
Net income (loss)........................................         $  (21,187)          $  (33,233)
                                                                  ===========          ===========

Per share data:
    Weighted average number of common shares outstanding.
                                                                     393,735              393,735
                                                                  ----------           ----------
Primary earnings per share:
    Income (loss) per share..............................         $    (0.05)          $    (0.08)
                                                                  ===========          ===========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED
                                     DECEMBER 31, 2005 AND 2004

                                             (UNAUDITED)

                                                                    For the Nine Months Ended
                                                                   ----------------------------
                                                                 December 31,         December 31,
                                                                    2005                 2004
                                                                 ------------         ------------

Revenues:
    Interest and dividends...............................             $3,310               $1,417
                                                                  ----------           ----------
Total revenues...........................................              3,310                1,417

Operating costs and expenses:
    General and administrative...........................             39,420               58,998
                                                                  ----------           ----------
Total operating expenses.................................             39,420               58,998

Income (loss) before tax provision.......................            (36,110)             (57,581)
    Provision for income taxes...........................                 --                   --
                                                                  ----------           ----------
Net income (loss)........................................           $(36,110)          $  (57,581)
                                                                  ===========          ===========

Per share data:
    Weighted average number of common shares outstanding.
                                                                     393,735              393,735
                                                                  ----------           ----------
Primary earnings per share:
    Income (loss) per share..............................            $ (0.09)              $(0.15)
                                                                  ===========          ===========

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                         STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                                     DECEMBER 31, 2005 AND 2004
                                             (UNAUDITED)

                                                                    For the Nine Months Ended
                                                                   ----------------------------
                                                                 December 31,          December 31,
                                                                    2005                  2004
                                                                 ------------         ------------
Cash flows from operating activities:
Net income (loss)                                                   $(36,110)            $(57,581)
Adjustments to reconcile net income to
   net cash from operating activities

(Increase) Decrease in current assets:
Interest and other receivables                                            81                   31

(Decrease) Increase in current liabilities:
Accounts payable                                                      (5,075)              (6,422)
Income taxes payable                                                      --                   --
                                                                  -----------          -----------
   Net cash from operating activities                                (41,104)             (63,972)

Cash flows from investing activities:
   Research investment (Note E)                                      (50,000)                  --
                                                                  -----------          ----------
   Net cash from investing activities                                (50,000)                  --

Cash flows from financing activities:
   Research investment funding                                            --                   --
                                                                  ----------           ----------
   Net cash from financing activities                                     --                   --

Net (decrease) increase in cash and
cash equivalents                                                     (91,104)             (63,972)

Cash and cash equivalents, beginning                                 176,873              246,271
                                                                  ----------           ----------
Cash and cash equivalents, ending                                    $85,769             $182,299

Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                             --                   --
   Cash paid for interest expense                                         --                   --

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  NOTES TO THE FINANCIAL STATEMENTS
                                          DECEMBER 31, 2005
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

NOTE E--T3 THERAPEUTICS INVESTMENT

As of June 25, 2002, the Company entered into a joint venture  agreement (the "Original  Agreement")
under which it has provided development funding to a newly-formed private limited liability company,
T3  Therapeutics,  LLC, a Delaware  limited  liability  company  (the  "Development  Company"),  for specified drug treatment protocols for thyroid and cardiovascular disease, in exchange for an equity interest in the Development Company.  Such treatments are in early stage development and involve the use of novel  formulations  of  hormones,  delivered in  controlled  release  formulations.  Funding provided by the Company is being used for the purpose of financing  development of new  formulations of such hormones, and to conduct animal and human clinical trials.

Under the Original Agreement,  (i) the T3 Therapeutics,  Inc. (the "Founder Company") contributed to the Development Company all of its right, title and interest in the design, development and research of certain  medicinal  products in exchange for an 87.5% Class A ownership  stake in the Development
Company,  (ii) the Company provided  development  funding of $750,000 to the Development  Company in exchange for a 12.5% preferential Class B ownership stake in the Development  Company, and (iii) Mr.
Edward Grier,  a vice  president  and director of the Company,  was granted an option to purchase 25
Class B units in the Development  Company.  In connection with the  consummation of the transactions contemplated  by the Original  Agreement,  Mr. Grier  purchased 25 Class A units in the  Development
Company from the Founder  Company for $150,000,  which resulted in the Founder Company having an 85%
Class A ownership  stake in the  Development  Company and Mr.  Grier having a 2.5% Class A ownership stake in the  Development  Company.  In addition,  the Original  Agreement  provided for a follow-on investment by the Company of an additional  $750,000 if certain  preliminary  FDA testing  approvals were secured,  with a  corresponding  increase in the Company's  ownership  stake in the Development
Company to 25%.

As of November 16, 2005, the Company,  the Founder  Company and Mr. Grier (together with the Founder
Company,  the "Other  Members")  entered  into an Amended and  Restated  Limited  Liability  Company
Agreement (the  "Amendment")  of the  Development  Company,  which amended and restated the Original
Agreement to, among other things,  provide for satisfaction of any contingent  follow-on  investment obligation  of the Company in exchange for its making a $50,000  investment  on or about the time of execution of the  Amendment,  and for the  conversion of all of the Company's  preferential  Class B interests in the Development  Company  (including  certain  redemption,  registration and contingent additional unit rights), as well as all of the interests of Mr. Grier and the Founder Company,  into a single  non-preferential  class of unit interests.  The $50,000 follow-on investment increased the
Company's ownership stake in the Development Company to 25%, subject to adjustment and dilution. The
Company expects that its ownership stake in the Development Company will be diluted to approximately
21.5% upon the expected  issuance by the  Development  Company of  Development  Company units to the original patent licensor in exchange for the original patent  licensor's  modified royalty agreement with the Development Company.

If the  product is  licensed  by  Development  Company to a  pharmaceutical  partner  the Company is entitled to a portion of Development Company's resulting royalties and progress payments. The amount of ownership  and royalties to be received by the Company is subject to  adjustment,  based upon (i)
ownership and license arrangements that the Development Company makes with laboratories that provide research and formulation  expertise and products,  (ii)  development or licensing  transactions,  or
(iii) other sources of financing.  Development and  commercialization  of the treatment protocols is highly  speculative  and  subject  to  numerous  scientific,  practical,  financial  and  commercial uncertainties.

As of the conversion,  Mr. Grier was a 2.5% Member of the  Development  Company and had an option to purchase an approximate 2.5% (25 units) additional ownership stake in the Development Company.

NOTE F--SUBSEQUENT EVENT

On January 31, 2006, Mr. Joel Greenblatt,  Chairman of the Company's Board of Directors, exercised a warrant to purchase  16,667  shares of the  Company's  common  stock at an exercise  price of $3 per share,  which  resulted  in the Company  receiving  $50,001 in cash on such date as payment for such shares.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESEARCH FUNDING.

         Please see "Note E--T3  Therapeutics"  in the Notes to the Financial  Statements  contained under Item 1 of this Form  10-QSB for a  description  of a research  funding  agreement  the Company entered into during 2002.

     In March 2003,  the  Development  Company  entered into a development  and worldwide  licensing agreement with West Pharmaceutical  Services,  Inc. for the development and  commercialization of an oral  sustained  release  formulation  of  liothyronine.  Under  the  terms of the  agreement,  West
Pharmaceuticals will receive milestone payments for the successful completion of various development activities  throughout the program. West Pharmaceuticals will also receive royalty payments based on commercial sales if the product is granted regulatory approval. The Development Company will receive certain  licenses  necessary to develop and sell products  incorporating  West's  sustained  release delivery technology. The Development Company paid an up-front license fee of $150,000 in addition to the milestone and royalty payments that may become payable  depending on the success of the project.
The  Development  Company will pay all costs  associated  with the  development  program,  which are currently estimated to total $650,000 over the life of the development program, which is expected to be at least three years.

     The initial formulation  research conducted by West Pharmaceuticals for the Development Company
has been completed and two prototype  formulations have been developed.  Initial prototype stability studies have been completed,  but the prototypes exhibited some instability at high temperatures and high humidity. The large animal (swine) trials concluded by the Development Company designed to test the absorption  characteristics of  tri-iodothyronine  ("T-3") exhibited very limited T-3 absorption and extremely erratic results. The Development Company is further refining its T-3 drug preparations in anticipation of clinical trials in the summer of 2006.

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

     As of November 16, 2005, the Company and the Other Members entered into an Amended and Restated
Limited Liability Company Agreement (the "Amendment") of the Development Company,  which amended and restated the Company's joint venture with the Other Members in the Development  Company entered into as of June 25, 2002 (the  "Original  Agreement").  The  Amendment  amended and restated the Original
Agreement to, among other things,  provide for satisfaction of any contingent  follow-on  investment obligation  of the Company in exchange for its making a $50,000  investment  on or about the time of execution of the  Amendment,  and for the  conversion of all of the Company's  preferential  Class B interests in the Development  Company  (including  certain  redemption,  registration and contingent additional unit rights), as well as all of the interests of Mr. Grier and the Founder Company,  into a single  non-preferential  class of unit interests.  The $50,000 follow-on investment increases the
Company's ownership stake in the Development Company to 25%, subject to adjustment and dilution. The
Company expects that its ownership stake in the Development Company will be diluted to approximately
21.5% upon the expected  issuance by the  Development  Company of  Development  Company units to the original patent licensor in exchange for the original patent  licensor's  modified royalty agreement with the Development Company.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED DECEMBER 31, 2005 AS COMPARED TO THREE MONTHS ENDED
DECEMBER 31, 2004.

         Interest and dividend  income  increased to $1,031 for the three months ended  December 31,
2005,  from $761 for the three months ended December 31, 2004, an increase of $270. This increase is a result of higher  interest rates on the Company's  cash balances,  offset in part by the Company's lower cash  balances  during the 2005  period.  In the third  quarter of 2005,  the Company made its
$50,000 follow-on investment in the Development Company.

         General and administrative  expenses decreased $11,776,  or 34.6%, to $22,218 for the three months  ended  December 31, 2005 from  $33,995 for the three  months  ended  December 31, 2004.  The decrease in general and  administrative  expenses is primarily due to lower management fees and, due to the  absence of an annual  meeting  being held in the 2005  period,  significantly  lower  annual meeting expenses, offset in part by higher professional fees in the 2005 period.

         The following table provides further detail on general and administrative expenses:

                                   THREE MONTHS ENDED DECEMBER 31,

                                                                        2005                2004
                                                                        ----                ----
Executive compensation, management fees, salaries and employee
     benefits..................................................         $436             $ 2,611
Office rent and company operations.............................          311                 130
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................        2,309              14,517
Professional fees (accounting & legal).........................       19,162              16,736
                                                                    --------             --------
                  Total........................................     $ 22,218             $ 33,994
                                                                    ========             ========

         As a result of the above  items,  the Company  had a loss of $21,187  before  provision  of income taxes in the three months ended  December 31, 2005,  as compared to a loss of $33,233  before provision of income taxes in the three months ended December 31, 2004.

         No Indiana gross tax was provided for in the three month  periods  ended  December 31, 2005 and 2004. No federal tax provision is applicable in the three month periods ended  December 31, 2005 and 2004.

         The Company is currently evaluating the complete liquidation and dissolution of the Company and the  appropriate  timing  thereof to afford the Company with an optimum  opportunity to find and complete  favorable merger or sale agreements with respect to the Company or its assets in an effort to maximize the total return on its shareholders' investment.

RESULTS OF OPERATIONS -NINE MONTHS ENDED DECEMBER 31, 2005 AS COMPARED TO DECEMBER 31, 2004.

         Interest and  dividend  income  increased to $3,310 for the nine months ended  December 31,
2005,  from $1,417 for the nine months ended December 31, 2004.  This increase is a result of higher interest rates on the Company's cash balances, offset in part by lower cash balances during the 2005 period.  In the third  quarter of 2005,  the Company made its $50,000  follow-on  investment  in the
Development Company.

         General and administrative  expenses  decreased $19,578,  or 33.2%, to $39,420 for the nine months  ended  December 31, 2005 from  $58,998 for the nine months  ended  December  31,  2004.  The decrease in general and  administrative  expenses is primarily due to lower management fees and, due to the  absence of an annual  meeting  being held in the 2005  period,  significantly  lower  annual meeting expenses.

         The following table provides further detail on general and administrative expenses:

                                   NINE MONTHS ENDED DECEMBER 31,

                                                                        2005                 2004
                                                                        ----                 ----

Executive compensation, management fees, salaries and employee
     benefits..................................................       $2,590              $ 8,420
Office rent and company operations.............................          999                  610
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................        7,169               20,796
Professional fees (accounting & legal).........................       28,662               29,172
                                                                    --------             --------
                  Total........................................     $ 39,420             $ 58,998
                                                                    ========             ========

         As a result of the above  items,  the Company had a loss of $36,110  before  provision  for income taxes in the nine months ended  December  31, 2005,  as compared to a loss of $57,581  before provision for income taxes in the nine months ended December 31, 2004.

         No Indiana gross tax was provided for in the nine months ended  December 31, 2005 and 2004.
No federal tax provision is applicable in the nine month periods ended December 31, 2005 and 2004.

         The Company is currently evaluating the complete liquidation and dissolution of the Company and the  appropriate  timing  thereof to afford the Company with an optimum  opportunity to find and complete  favorable merger or sale agreements with respect to the Company or its assets in an effort to maximize the total return on its shareholders' investment.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2005, the Company had net working capital of $71,927,  substantially all of which was in cash and money market funds.  In November  2005, the Company used cash in the amount of
$50,000 to make its follow-on investment in the Development Company. Subject to unexpected expenses, the Company  believes it has sufficient  capital  resources to continue its current business for the next twelve months.

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

         On January 31, 2006,  Mr. Joel  Greenblatt,  Chairman of the Company's  Board of Directors,
exercised a warrant to purchase 16,667 shares of the Company's  common stock at an exercise price of
$3 per share,  which resulted in the Company  receiving  $50,001 in cash on such date as payment for the shares.

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

         31.1 - Certification by Principal Executive Officer Pursuant to Rule 13-14(a).

         31.2 - Certification by Principal Financial Officer Pursuant to Rule 13a-14(a).

         32.1 - Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

         32.2 - Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*  Certification  is not deemed to be "filed" for purposes of Section 18 of the Securities  Exchange
Act of 1934 or otherwise subject to liability under that Section.  Such  certification  shall not be deemed to be  incorporated  by  reference  into any filing under the  Securities  Act of 1933 or the
Exchange Act except to the extent expressly and  specifically  incorporated by reference in any such filing.

                                              SIGNATURE

Pursuant to the requirements of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        THE ST. LAWRENCE SEAWAY CORPORATION
                                                        Registrant

                                                        /s/ Daniel L. Nir
                                                        -------------------------------------------
Date:  February 14, 2006                                Daniel L. Nir
                                                        President and Treasurer
                                                        (Chief Financial Officer)

