Form 10KSB
period 2006-03-31
ST LAWRENCE SEAWAY CORP
filed 2006-06-29
CIK 86264

====================================================================================================

                          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                                             FORM 10-KSB

 X    Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal
---   year ended March 31, 2006 or

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For
---   the transition period from _____________ to ____________

                                   Commission file number:  0-2040
                                                          ----------

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           ----------------------------------------------
                           (Name of Small Business Issuer in its Charter)

             Indiana                                                      35-1038443
 ---------------------------------                             -------------------------------------
   (State or Other Jurisdiction                                (I.R.S. Employer Identification  No.)
 of Incorporation or Organization)

         55 South State Avenue                                           46204
           Indianapolis, Indiana                                       ----------
----------------------------------------                               (Zip Code)
(Address of Principal Executive Offices)

                                           (317) 639-5292
                          ------------------------------------------------
                          (Issuer's Telephone Number, Including Area Code)

                 Securities registered under Section 12(b) of the Exchange Act: None
                                                                               ----------

                   Securities registered under Section 12(g) of the Exchange Act:

                                           Title of class
                               Common Stock, par value $1.00 per share
                              -----------------------------------------

Check  whether  the issuer is not  required to file  reports  pursuant to Section 13 or 15(d) of the
Exchange Act. [ ]

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

Indicate by check mark whether the  registrant  is a shell  company (as defined in Rule 12b-2 of the
Exchange Act). Yes [ ] No [X]

The issuer's revenues for its fiscal year ended March 31, 2006 were $4,392.

====================================================================================================

The aggregate market value of common stock held by  non-affiliates  of the issuer as of June 6, 2006 was approximately $1,990,000.

The number of shares of common stock of the issuer outstanding as of June 15, 2006 was 427,069.

Transitional Small Business Disclosure Format (check one) Yes    No X
                                                             ---   ---

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

         In a separate  matter,  the Company  entered into a joint venture  agreement as of June 25,
2002 (the "Original Agreements"),  under which it has provided development funding to a newly-formed private Delaware limited liability company, T3 Therapeutics,  LLC (the "Development  Company"),  for
specified drug treatment protocols for thyroid and cardiovascular disease, in exchange for an equity interest in the Development Company.  Such treatments are in early stage development and involve the use of novel  formulations  of  hormones,  delivered in  controlled  release  formulations.  Funding provided by the Company is being used for the purpose of financing  development of new  formulations of such hormones, and to conduct animal and human clinical trials.

         Under the Original Agreement, (i) T3 Therapeutics, Inc. (the "Founder Company") contributed to the  Development  Company all of its right,  title and  interest in the design,  development  and research  of certain  medicinal  products in  exchange  for an 87.5% Class A ownership  stake in the
Development  Company,  (ii) the Company provided  development funding of $750,000 to the Development
Company in exchange for a 12.5% preferential Class B ownership stake in the Development Company, and

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

         As of November 16, 2005, the Company,  the Founder Company and Mr. Grier (together with the
Founder Company, the "Other Members") entered into an Amended and Restated Limited Liability Company
Agreement (the  "Amendment")  of the  Development  Company,  which amended and restated the Original
Agreement to, among other things,  provide for satisfaction of any contingent  follow-on  investment obligation  of the Company in exchange for its making a $50,000  investment  on or about the time of execution of the  Amendment,  and for the  conversion of all of the Company's  preferential  Class B interests in the Development  Company  (including  certain  redemption,  registration and contingent additional unit rights), as well as all of the interests of Mr. Grier and the Founder Company,  into a single  non-preferential  class of unit interests.  The $50,000 follow-on investment increased the
Company's ownership stake in the Development Company to 25%, subject to adjustment and dilution.  As of March 31, 2006,  the Company's  ownership  stake in the  Development  Company has been diluted to approximately 21.8% upon the issuance by the Development Company of Development Company units to the original patent licensor in exchange for the original patent  licensor's  modified royalty agreement with the Development  Company.  Further dilution of the Company's ownership stake is expected as the
Development Company raises additional capital to fund operations.

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

         EMPLOYEES.  The Company has no employees  at this time.  During the fiscal year ended March
31, 2005, Mr. Jack C. Brown, a Director and Secretary of the Company  received a monthly fee of $500 for administrative  services that he rendered to the Company.  Such fee was paid pursuant to a month to month arrangement.  In addition,  part-time secretarial and bookkeeping services were provided to the Company by an employee of a management company with whom the Company shares office space. During the fiscal year ended March 31, 2006,  payments  for such  services  were  curtailed in an effort to conserve cash balances and reduce operating expenses.

ITEM 2 - DESCRIPTION OF PROPERTY.

         At March 31, 2006, the Company did not own any real estate.

ITEM 3 - LEGAL PROCEEDINGS.

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                               PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES
         OF EQUITY SECURITIES.

         MARKET  INFORMATION.  The Company's common stock is not currently listed for trading on any exchange.  The  following  table sets forth the high and low sales price for each  quarterly  period during the fiscal years 2006 and 2005,  as reported by the OTC Bulletin  Board.  The common stock is quoted under the ticker symbol  "STLS.OB."  Such price data reflects  inter-dealer  prices,  without retail mark-up, mark-down or commission and may not represent actual transactions.

--------------------------- ------------------------ ------------------------- ---------------------
        Fiscal Year                 Quarter                    High                      Low
--------------------------- ------------------------ ------------------------- ---------------------
            2006                     First                     $1.80                    $0.61
--------------------------- ------------------------ ------------------------- ---------------------
                                     Second                    $1.25                    $0.80
--------------------------- ------------------------ ------------------------- ---------------------
                                     Third                     $1.20                    $0.90
--------------------------- ------------------------ ------------------------- ---------------------
                                     Fourth                    $1.70                    $0.90
--------------------------- ------------------------ ------------------------- ---------------------
            2005                     First                     $3.00                    $2.00
--------------------------- ------------------------ ------------------------- ---------------------
                                     Second                    $3.50                    $2.65
--------------------------- ------------------------ ------------------------- ---------------------
                                     Third                     $2.70                    $1.80
--------------------------- ------------------------ ------------------------- ---------------------
                                     Fourth                    $2.10                    $1.80
--------------------------- ------------------------ ------------------------- ---------------------

         NUMBER OF  STOCKHOLDERS.  As of June 22, 2006,  there were  approximately  1,165 holders of record of the Company's common stock.  This number does not include  beneficial  owners whose shares are held in "street name."

         DIVIDENDS.  It is the  present  policy of the Board of  Directors  of the Company to retain earnings, if any, to finance the future expansion of the Company. No cash dividends were paid during the fiscal years ended March 31, 2006 and 2005 and no cash  dividends are expected to be paid in the future.

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
AND RESULTS OF  OPERATIONS  TOGETHER  WITH THE  COMPANY'S  FINANCIAL  STATEMENTS  AND RELATED  NOTES
INCLUDED  ELSEWHERE IN THIS REPORT.  THE NOTES TO THE FINANCIAL  STATEMENTS  SET FORTH THE COMPANY'S
CRITICAL  ACCOUNTING  POLICIES,  INCLUDING  POLICIES RELATED TO ASSET VALUATION.  THESE POLICIES ARE
SUMMARIZED BELOW UNDER "CRITICAL ACCOUNTING POLICIES."

         RESULTS OF  OPERATIONS  FOR THE FISCAL  YEAR ENDED MARCH 31, 2006 AS COMPARED TO THE FISCAL
YEAR ENDED MARCH 31, 2005.

         Interest and dividend income increased by $2,254,  or 105%, from $2,318 for the fiscal year ended March 31, 2005 to $4,392 for the fiscal year ended March 31, 2006.  This  increase is a result of higher interest rates on the Company's cash balances,  offset in part by the Company's lower cash balances during the fiscal year ended March 31, 2006.

         Consulting  fees were $0 and $6,000 for the fiscal  years  ended  March 31,  2006 and 2005, respectively.  In an effort to conserve cash and reduce operating expenses, consulting payments were curtailed during fiscal 2006.

         General and  administrative  expenses  increased by $24,421,  or 37%,  from $66,856 for the fiscal year ended March 31, 2005 to $91,277 for the fiscal year ended March 31,  2006.  The increase in general and administrative  expenses in the fiscal year ended March 31, 2006 was due primarily to an increase in legal fees associated with the $50,000 follow-on  investment in T3 Therapeutics,  LLC
(the  "Development  Company"),  exercise  of common  stock  warrants,  and costs  associated  with a strategic review including a possible  liquidation and dissolution of the Company and costs from the
Company's  engagement of a new auditor,  partially  offset by reduction in stock services and annual meeting expenses.

         The following table summarizes the significant component of these expenses,  and presents a comparison of such components for the fiscal years ended March 31, 2006 and March 31, 2005:

                                         For the Fiscal Year Ended March 31,
                                        ------------------------------------
                                            2006                   2005
                                        ---------------      ---------------
Executive compensation,
    management fees, salaries and
    employee benefits...........             $1,425               $4,629
Office rent and operations......              1,821                1,086
Stock services, proxy, annual
    meeting and SEC report
    compliance..................              9,319               23,976
Professional fees (accounting &
    legal)......................             78,712               37,165
         Total..................            $91,277              $66,856
                                            =======              =======

         The Company  restated its financial  statements  for the year ended March 31, 2005, and for the first three  quarters of fiscal 2006 for the  correction  of an error.  Upon review of tax basis financial information from the Development Company, it was noted that research and development costs were capitalized for tax purposes.  The Company did not adjust the results of Development  Company's operations to expense such costs as incurred in accordance with GAAP. Accordingly, the equity in the loss of the Development  Company has been restated to properly  reflect its value in accordance with the equity method of accounting. The effect of this change as of March 31 is as follows:

                                                                         2006               2005
Reconciliation of Retained Earnings (Deficit):

Beginning retained earnings  (March 31, 2005 and 2004)
as previously reported                                                 $137,050           $207,768

Adjustment for understatement of equity in the loss
 of T3 Therapeutics (net of taxes of nil):

     2004 adjustment effecting 2005 beginning retained
       earnings                                                                            (35,000)

    2005 and 2004 adjustments effecting 2006 beginning
       retained earnings                                                (70,000)

Beginning retained earnings, as restated                                 67,050            172,768

Net loss (as restated in 2005)                                         (726,885)          (105,718)

Retained earnings (deficit), end of year                              ($659,835)           $67,050

Reconciliation of 2005 Net Loss:

Net loss March 31, 2005, as previously reported                                         $  (70,718)

Adjustment of 2005 net income for understatement
  of equity in the loss of T3 Therapeutics (net of taxes of nil)                           (35,000)

Net loss March 31, 2005, as restated                                                     $(105,718)

Loss per share, as originally reported                                                       $(.18)

Loss per share, as restated                                                                  $(.27)

         In  addition,  during the year ended March 31,  2006,  the  Company  recorded a loss in the amount of $630,000 on the other than  temporary  decline in the value of its original  investment in the Development Company.

         As a result of the above items,  the Company had a loss of $726,885  before  provision  for income  taxes for the fiscal year ended  March 31,  2006,  as  compared  to a loss of  $105,718  (as restated) before provision for income taxes for the fiscal year ended March 31, 2005.

         No income tax was paid for the fiscal years ended March 31, 2006 and March 31, 2005.

         The  Company  is  currently  evaluating  strategic   alternatives  including  the  complete
liquidation and dissolution of the Company and the appropriate  timing thereof to afford the Company with an optimum opportunity to find and complete favorable merger or sale agreements with respect to the Company or its assets in an effort to maximize the total return on its shareholders' investment.

         LIQUIDITY  AND  CAPITAL  RESOURCES.  At March 31,  2006,  the  Company  had cash on hand of
$122,978,  substantially all of which was in cash and money market funds, and net working capital of
$71,153.  In November  2005,  the Company  used cash in the amount of $50,000 to make its  follow-on investment in the Development  Company.  On January 31, 2006, Mr. Joel  Greenblatt,  Chairman of the
Company's  Board of  Directors  exercised an  additional  warrant to purchase  16,667  shares of the
Company's common stock at an exercise price of $3 per share, which resulted in the Company receiving
$50,001,  in cash on such date as payment  for such  shares.  Subject to  unexpected  expenses,  the
Company believes it has sufficient  capital  resources to continue its current business for the next twelve months.

         The Company has no commitment for any capital expenditure and foresees none.  However,  the
Company will incur routine fees and expenses  incident to its reporting  duties as a public company, and expenses relating to its office operations.  The Company's cash requirements for the next twelve months are  relatively  modest,  consisting  principally  of legal,  accounting  and other  expenses relating to filings required under the Securities Exchange Act of 1934.

         The Company paid no cash dividends in the fiscal years ended March 31, 2006 and 2005.

         The  Company  is  currently  evaluating  strategic   alternatives  including  the  complete
liquidation and dissolution of the Company and the appropriate  timing thereof to afford the Company with an optimum opportunity to find and complete favorable merger or sale agreements with respect to the Company or its assets in an effort to maximize the total return on its shareholders' investment.

         The Company does not have a formal arrangement with any bank or financial  institution with respect to the availability of financing in the future.

         On June 13, 2006, Mr. Greenblatt  exercised an additional warrant to purchase 16,667 shares of the Company's  common stock at an exercise  price of $3 per share,  which resulted in the Company receiving $50,001 in cash on such date as payment for the shares.

         CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES.  Management's  Discussion  and  Analysis of
Financial  Conditions  and Results of  Operations  discusses,  among  other  things,  the  Company's financial  statements,  which have been prepared in accordance with accounting  principles generally accepted in the United States of America. The preparation of these financial statements requires the
Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial  statements and the reported  amounts of revenues and expenses  during the reporting  period.  On an on-going basis, management  evaluates  its  estimates  and  judgments,  including  those  relating  to  investments, liabilities  and  operating  expenses.  Management  bases its  estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the  circumstances, the results of which form the basis for making  judgments  about the  carrying  values of assets and liabilities that are not readily  apparent from other sources.  Actual results may differ from these estimates  under different  assumptions or conditions.  Management  believes the following  critical account  policy,  among others,  affect its more  significant  judgments  and estimates  used in the preparation of the financial statements.

         VALUATION OF OTHER INVESTMENTS:  The Company reviews for impairment investments made in the
Development  Company on an on-going basis or whenever  events or changes in  circumstances  indicate that the carrying amount of any asset may not be recoverable.  In the event of impairment, the asset is written down to its fair market value.

         RECENT ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS.  See PART I, Item 7, Financial
Statements and accompanying notes thereto.

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

ITEM 7 - FINANCIAL STATEMENTS.

         Annexed hereto starting on Page 22 of this Form 10-KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On May  25,  2006,  the  Company  accepted  the  resignation  of its  previous  independent accountants,  Sallee & Company, Inc. ("Previous  Accountants"),  and on May 25, 2006 engaged Mahoney
Sabol & Company,  LLP ("New  Accountants")  as the Company's new  principal  independent  registered public accounting firm to audit its financial statements for the fiscal year ended March 31, 2006.

         The reports of the Previous  Accountants on the Company's financial  statements for each of the  Company's  fiscal  years ended March 31, 2005 and 2004 did not contain an adverse  opinion or a disclaimer  of  opinion  and were not  qualified  or  modified  as to  uncertainty,  audit  scope or accounting principles.

         The decision to change  independent  accountants  was approved by the Board of Directors of the Company.

         During the fiscal  years  ended March 31, 2005 and 2004,  and  through  May 25,  2006,  the
Company had no disagreement with the Previous Accountants on any matter of accounting  principles or practices,  financial statement disclosure, or auditing scope or procedure,  which disagreement,  if not  resolved to the  satisfaction  of the  Previous  Accountants,  would have  caused the  Previous
Accountants  to make  reference to the subject  matter of the  disagreement  in connection  with its report on the Company's financial statements for such fiscal periods.

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

    Set forth in the following table are the names and ages of all persons who were members of the
Board of Directors of the Company at March 31, 2006, all positions and offices with the Company held by such persons, their business experience, the period during which they have served as members of the Board of Directors and other directorships in reporting companies held by them.

Directors/
Position in Company     Age   Director Since   Business Experience During Last Five Years  Other Directorships
-------------------     ---   --------------   ------------------------------------------  -------------------
Jack C. Brown           87     1959             Attorney at Law, Indianapolis, Indiana since      None
Secretary                                       1945.
Joel M. Greenblatt      48     1993             Managing Partner of Gotham Capital III L.P.       None
Chairman of the Board                           ("Gotham") and its predecessors since 1985.
                                                Gotham is a private investment partnership
                                                which owns securities, equity interests,
                                                distressed debt, trade claims and bonds,
                                                derivatives and options and warrants of
                                                issuers engaged in a variety of businesses.
Daniel L. Nir           43     1993             Managing Partner of Gracie Capital, L.P.          None
President and Treasurer                         since December, 1998; Manager of Sargeant
                                                Capital Ventures, LLC since December 1997;
                                                Managing Partner of Gotham prior thereto.
Edward B. Grier III     48     1993             Limited Partner of Gracie Capital, L.P. since     None
Vice President                                  January 1999; Vice President of Gotham from
                                                1992-1994 and a limited partner of Gotham
                                                from January 1, 1995 through December 31,
                                                1998.

         Directors  of the Company  were elected by a plurality of the votes cast at the last Annual
Meeting of  Shareholders.  Each  Director's  current  term of office  will expire at the next Annual
Meeting of Shareholders or when a successor is duly elected and qualified.  The Company did not hold an Annual Meeting of Shareholders during the fiscal year ended March 31, 2006. Executive officers of the Company are elected  annually for a term of office  expiring at the Board of  Directors  meeting immediately following the next succeeding Annual Meeting of Shareholders,  or until their successors are duly elected and qualified.

         While the  Company  does not have a formal  audit  committee,  the Board of  Directors  has determined that Mr. Grier meets the requirements  adopted by the Securities and Exchange  Commission
(the "SEC") for qualification as an "audit committee financial expert". Mr. Grier, as Vice President of the Company, is not "independent" of the Company as that term is used in the SEC's proxy rules.

         CODE OF ETHICS.  The Board of Directors has adopted a Code of Ethics,  as defined under the federal  securities  laws, that applies to all directors and officers of the Company.  A copy of the
Code of Ethics has been filed with the SEC as Exhibit 14 to the Company's Annual Report on Form 10-K
for 2004.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.  Based solely on a review of Forms
3 and 4 and amendments  thereto furnished to the Company during the fiscal year ended March 31, 2006 and Forms 5 and  amendments  thereto  furnished to the Company with respect to the fiscal year ended
March 31, 2006, no director,  officer or beneficial  owner of more than 10% of the Company's  equity securities  failed to file on a timely basis  reports  required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2006.

ITEM 10 - EXECUTIVE COMPENSATION.

         Except  as noted  below,  neither  the  Company's  Chief  Executive  Officer  nor any other executive officers of the Company  (collectively the "Named Executives")  received salary,  bonus or other annual  compensation for rendering services to the Company during the fiscal years ended March
31, 2006, 2005, and 2004.

         During  each of the fiscal year ended March 31,  2005,  the Company  paid to Jack C. Brown,
Secretary and a Director,  a monthly fee of $500 for administrative  services that he renders to the
Company.  Such fee is on a month to month arrangement.  During the fiscal year ended March 31, 2006, no such fee was paid in an effort to conserve cash balances and reduce operating expenses.

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

         OPTION/SAR  GRANTS IN FISCAL YEAR ENDED MARCH 31,  2006.  No options or stock  appreciation rights were granted in the fiscal year ended March 31,  2006.  On  September  20, 2002,  the options originally  granted to Mr.  Brown on June 18, 1983 were  amended by extending  the  expiration  date thereof from September 21, 2002 to September 21, 2007.

         AGGREGATED  OPTION/SAR  EXERCISES  IN FISCAL YEAR ENDED MARCH 31, 2006 AND FISCAL  YEAR-END
OPTION/SAR  VALUES.  The Company has a stock option plan originally  adopted by the  shareholders on
June 12, 1978, and revised and approved by the shareholders on June 13, 1983, September 21, 1987 and
August 28, 1992.  The Company  currently has one  outstanding  Stock Option  Agreement  entered into pursuant to the Plan. The options granted  thereunder  expire on September 21, 2007. No options were exercised  during the fiscal year ended March 31, 2006.  The following  table  presents the value of unexercised  options held by Jack C. Brown at fiscal year end.  There are  currently no  outstanding stock appreciation rights.

                                                Number of Options/SARs at     Value of Unexercised in the Money
                                                    Fiscal Year End           Options/SARs at Fiscal Year End
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

(1) Based on the closing  sale price of $1.30 on March 9, 2006,  the date closest to the fiscal year end on which a trade occurred. The options have an exercise price of $3.00 per share.

       LONG-TERM INCENTIVE PLANS - AWARDS IN FISCAL YEAR ENDED MARCH 31, 2006. NOT APPLICABLE.

         COMPENSATION  OF DIRECTORS.  The By-laws of the Company  provide for Directors to receive a fee of $100 for each  meeting of the Board of  Directors  which they attend plus  reimbursement  for reasonable travel expense. No fees were paid to Directors for meetings in fiscal year 2006.

         COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION. The Board of Directors does not have any standing audit,  nominating or compensation  committees or any other committees  performing similar functions.  Therefore,  there are no relationships or transactions  involving members of the
Compensation  Committee during the fiscal year ended March 31, 2006 required to be reported pursuant to Item 402(j) of Regulation S-B.

ITEM 11 - SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT AND RELATED STOCKHOLDER
          MATTERS.

         The following  table sets forth as of June 15, 2006 the beneficial  share  ownership of all beneficial owners of 5% or more of the Company's common stock, all directors and executive  officers of the Company owning securities, and of all officers and directors as a group.

                                           Amount and
                                           Nature of
Beneficial                                 Beneficial                                Percent
Owner                                      Ownership                                 of Class

Joel M. Greenblatt                           93,750 (1),(3)                           20.5%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Daniel L. Nir                                56,250 (2),(3)                           12.1%
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

Jack C. Brown                                20,456 (4)                                4.6%
320 N. Meridian St.
Suite 818
Indianapolis, IN 46204

Edward B. Grier III                               0                                      *
100 Jericho Quadrangle
Suite 212
Jericho, NY 11753

All directors and
 officers as a group                        170,456 (1),(2),(4)                       33.5%
(4 persons)

Ronald Alan Zlatniski                        30,500                                    7.1%
731 Prince Road
Greensboro, NC  27455

---------------------
*Less than 1%

         (1)Includes  29,166  shares  subject  to  a  currently  exercisable  common  stock  warrant transferred from the Windward Group L.L.C.

         (2)Includes  37,500  shares  subject  to  a  currently  exercisable  common  stock  warrant transferred from the Windward Group L.L.C.

         (3)On January 30, 2006,  Windward Group L.L.C. was dissolved and the Company's common stock and stock warrants owned by it were  distributed  to its members,  Joel M.  Greenblatt and Daniel L.
Nir, at a ratio of 62.5% and 37.5%,  respectively.  After the  dissolution  on January 30, 2006, Mr.
Greenblatt owned 31,250 shares of the Company's common stock and a currently  exercisable warrant to purchase  62,500  shares of the  Company's  common  stock,  and Mr. Nir owned  18,750  shares of the
Company's  common  stock and a  currently  exercisable  warrant  to  purchase  37,500  shares of the
Company's common stock. Mr. Greenblatt  exercised his common stock warrant to purchase 16,667 shares of the  Company's  common  stock on January  31, 2006 and another  16,667  shares on June 13,  2006, bringing his holdings to 64,584  shares of common stock and a warrant to purchase  29,166  shares of common stock.

         (4)Includes  15,000 shares subject to currently  exercisable  stock options granted on June
11, 1983, as amended, and expiring on September 21, 2007, with a per share exercise price of $3.00.

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

         On September 20, 2002, the Stock Warrant held by Windward Group L.L.C.  for the purchase of
100,000  shares of common stock at $3.00 per share,  which was to expire on September 21, 2002,  was extended  by the Board of  Directors  for an  additional  five  years,  such that it now  expires on
September 21, 2007. Mr. Nir and Mr.  Greenblatt had membership  interests in the Windward  Group. On
January 30, 2006,  Windward  Group L.L.C.  was dissolved  and the  Company's  common stock and stock warrants  owned by it were  distributed to its members,  Joel M.  Greenblatt and Daniel L. Nir, at a ratio of 62.5% and 37.5%, respectively.

         No options or stock  appreciation  rights  were  granted in the fiscal year ended March 31,
2006.  On September  20,  2002,  the options  originally  granted to Mr. Brown on June 18, 1983 were amended by extending the expiration date thereof from September 21, 2002 to September 21, 2007.

ITEM 13 - EXHIBITS.

          (3)     (i) Articles of Incorporation of The St. Lawrence Seaway  Corporation,  as amended
                  (incorporated  by reference to Exhibit (C) (3) (i) to the Annual Report of The St.
                  Lawrence Seaway Corporation for the fiscal year ended March 31, 1991).

                  (ii) By-Laws of The St. Lawrence Seaway Corporation  (incorporated by reference to
                  Exhibit (C) (3) (ii) to the Annual Report of The St. Lawrence  Seaway  Corporation
                  on Form 10-K for the fiscal year ended March 31, 1987).

          (10)    (i) Stock  Option  Agreements,  each dated  September  21,  1987,  between The St.
                  Lawrence  Seaway  Corporation  and each of Jack C. Brown,  Philip I.  Berman,  and
                  Albert Friedman  (incorporated  by reference to Exhibit (C) (10) (i) to the Annual
                  Report of The St.  Lawrence  Seaway  Corporation  on Form 10K for the fiscal  year ended March 31, 1988).

                  (ii)  Agreement,  dated  July 31,  1986 by and  between  The St.  Lawrence  Seaway
                  Corporation and Bernard  Zimmerman & Company,  Inc.  (incorporated by reference to
                  Exhibit  2 to the 10-Q of The St.  Lawrence  Seaway  Corporation  for the 6 months ended June 30, 1986).

                  (iii) St.  Clair Farm  Property  Option and Sale  Agreement,  dated March 31, 1992
                  (incorporated  by reference to the Exhibit (C) (10) (iii) to the Annual  Report of
                  The St.  Lawrence  Seaway  Corporation on Form 10K for the fiscal year ended March
                  31, 1992).

                  (iv)  Airport  Farm  Property  Option and Sale  Agreement,  dated  March 25,  1993
                  (incorporated  by  reference to Form 10-K for the Fiscal Year ended March 31, 1993
                  ("the 1993 10-K")).

                  (v)  Amendment No. 1 to Stock Option  Agreement  between The St.  Lawrence  Seaway
                  Corporation and Jack C. Brown dated August 28, 1992  (incorporated by reference to the 1993 10-K).

                           (v)(a)  Amendment  to Stock Option  Agreement  dated  September  15, 1997
                           (incorporated  by  reference to Form 10-K for the fiscal year ended March
                           31, 1998 (the "1998 10-K.")).

                           (v)(b)  Amendment  to Stock Option  Agreement  dated  September  20, 2002
                           (incorporated  by reference to Exhibit  10(v)(b) to the Form 10-K for the fiscal year ended March 31, 2003).

                  (vi) Amendment No. 1 to Stock Option  Agreement  between The St.  Lawrence  Seaway
                  Corporation and Albert Friedman dated August 28, 1992  (incorporated  by reference to the 1993 10-K).

                  (vii) Amendment No. 1 to the Warrant issued to Bernard  Zimmerman & Co. Inc. dated
                  August 28, 1992 (incorporated by reference to the 1993 10-K).

                           (vii)(a)  Amendment  No.  2  to  Common  Stock  Purchase  Warrant,  dated
                           September 15, 1997 (incorporated by reference to the 1998 10-K).

                           (vii)(b)  Amendment  No.  3  to  Common  Stock  Purchase  Warrant,  dated
                           September 20, 2002  (incorporated  by reference to Exhibit  10(vii)(b) to the Form 10-K for the fiscal year ended March 31, 2003).

                  (viii) Stock  Option  Agreement,  dated  August 28, 1992 between The St.  Lawrence
                  Seaway  Corporation and Wayne J. Zimmerman  (incorporated by reference to the 1993
                  10-K).

                  (ix) Stock Sale Agreement,  dated June 24, 1993 between  Bernard  Zimmerman & Co.,
                  Inc. and Industrial  Development  Partners  (incorporated  by reference to Exhibit
                  7(a) to Current Report on Form 8-K dated September 30, 1993).

                  (x) Assignment and Assumption Agreement dated as of July 30, 1993 (incorporated by reference to Exhibit 7(b) to Current Report on Form 8-K dated September 30, 1993).

                  (xi) Agreement dated as of January 24, 2002 by and between New York University and
                  St. Lawrence Seaway Corporation  (incorporated by reference to Exhibit 10.1 to the
                  Current Report on Form 8-K filed February 8, 2002).

                  (xii) Amended and Restated Limited  Liability  Agreement of T3  Therapeutics,  LLC
                  dated as of November  16, 2005  (incorporated  by reference to Exhibit 10.1 to the
                  Current Report on Form 8-K filed November 21, 2005).

          (14)    Code of Ethics (incorporated by reference to Exhibit 14 to the 2004 10-K).

          (16)    Letter on change in The St. Lawrence Seaway  Corporation's  certifying  accountant
                  (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed
                  June 1, 2006).

          (31.1)  Certification by Principal Executive Officer Pursuant to Rule 13a-14(a).

          (31.2)  Certification by Principal Financial Officer Pursuant to Rule 13a-14(a).

          (32.1)  Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

          (32.2)  Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

Item 14 - Principal Accountant Fees and Services.

         The  independent  auditor  for the  Company for the fiscal year ended March 31, 2006 is the firm of Mahoney Sabol & Company,  LLP. The  independent  auditor for the Company for the fiscal year ended March 31, 2005 was the firm of Sallee & Company, Inc., which have been the accountants for the
Company  since its  inception.  The change in the  Company's  independent  auditors  was  previously disclosed in the Company's Current Report on Form 8-K filed on June 1, 2006.

         The following aggregate fees were billed to the Company for professional  services rendered by its independent auditors for the fiscal years ended March 31, 2006 and 2005:

                                                                                  2006       2005
                                                                                  ----       ----
Audit Fees:.....................................................................$12,000     $11,815
Audit-Related Fees:............................................................. $4,000      $2,015
Tax Fees:....................................................................... $1,200      $2,755
All Other Fees:.................................................................     --          --

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

                                                     THE ST. LAWRENCE SEAWAY CORPORATION

                                                     By: /s/ Daniel L. Nir
                                                         -------------------------------------------
                                                           Daniel L. Nir
                                                            President, Treasurer and Director

                                                     Date:  June 27, 2006

         In  accordance  with the Exchange  Act,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                           Title                                      Date

/s/ Daniel L. Nir                        President, Treasurer                    June 27, 2006
------------------------                 and Director
Daniel L. Nir
(Principal Financial
and Accounting Officer)

/s/ Joel M. Greenblatt                   Chairman of the Board,                  June 27, 2006
------------------------                 and Director
Joel M. Greenblatt
(Principal Executive
Officer)

/s/ Jack C. Brown                        Secretary and Director                  June 27, 2006
------------------------
Jack C. Brown

/s/ Edward B. Grier III                  Director                                June 27, 2006
------------------------
Edward B. Grier III

                       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of The St. Lawrence Seaway Corporation
Indianapolis, Indiana

We have audited the accompanying balance sheet of The St. Lawrence Seaway Corporation. (the Company)
as of March 31, 2006, and the related statements of operations, shareholders' equity, and cash flows for the year  then  ended.  These  financial  statements  are the  responsibility  of the  Company's management.  Our responsibility is to express an opinion on these financial  statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company  Accounting  Oversight
Board  (United  States).  Those  standards  require  that we plan and  perform  the  audit to obtain reasonable assurance about whether the financial statements are free of material  misstatement.  The
Company is not required to have,  nor were we engaged to perform,  an audit of its internal  control over  financial  reporting.  Our audit  included  consideration  of internal  control over financial reporting as a basis for designing audit procedures that are appropriate in the  circumstances,  but not for the purpose of expressing an opinion on the effectiveness of the Company's  internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures  in the  financial  statements, assessing the accounting  principles used and significant  estimates made by management,  as well as evaluating  the overall  financial  statement  presentation.  We believe  that our audit  provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial  position of The St. Lawrence Seaway  Corporation as of March 31, 2006 and the results of its operations and cash flows for the year then ended, in conformity  with accounting  principles generally accepted in the United States of America.

The  accompanying  financial  statements have been prepared  assuming the Company will continue as a going  concern.  As  discussed  in Note 1 to the  financial  statements,  the Company  has  suffered recurring  losses from  operations,  and may require  additional  capital during fiscal 2007 to fund continuing  operations.  These items raise substantial doubt about the Company's ability to continue as a going concern through March 31, 2007.  Management's  plans in regards to these matters are also described in Note 1. The financial  statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have  audited  the  adjustments  described  in Note 1 that were  applied to restate the 2005 financial statements to correct an error. In our opinion,  such adjustments are appropriate and have been properly  applied.  We were not engaged to audit,  review,  or apply any procedures to the 2005 financial statements of the Company other than with respect to the adjustments and, accordingly,  we do not express an opinion or any other form of assurance on the 2005 financial statements taken as a whole.

/s/ Mahoney Sabol & Company, LLP
---------------------------------------------------
Certified Public Accountants
Glastonbury, Connecticut

June 27, 2006

                       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of The St. Lawrence Seaway Corporation
Indianapolis, Indiana

We have audited,  before the effects of the  adjustments for the correction of an error described in
Note 1, the accompanying  balance sheet of The St. Lawrence Seaway Corporation.  (the Company) as of
March 31, 2005, and the related statements of operations,  shareholders'  equity, and cash flows for the year then ended (the 2005 financial  statements before the effects of the adjustments  discussed in Note 1 are not presented  herein).  These  financial  statements  are the  responsibility  of the
Company's  management.  Our  responsibility  is to express an opinion on these financial  statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company  Accounting  Oversight
Board  (United  States).  Those  standards  require  that we plan and  perform  the  audit to obtain reasonable  assurance about whether the financial statements are free of material  misstatement.  An audit also includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  except for the error described in Note 1, the 2005 financial statements referred to above present fairly, in all material  respects,  the financial  position of The St. Lawrence Seaway
Corporation  as of March 31, 2005 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit,  review, or apply any procedures to the adjustments for the correction of the error described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance  about whether such  adjustments are  appropriate  and have been properly  applied.  Those adjustments were audited by Mahoney Sabol & Company, LLP.

/s/ Sallee & Company, Inc.
----------------------------------
Certified Public Accountants
1509 J Street, P.O. Box 1148
Bedford, Indiana

June 7, 2005

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS
                                       MARCH 31, 2006 AND 2005

                                                                 2006      2005 (as restated)
                                           ASSETS
Current assets:
     Cash and cash equivalents...........                   $ 122,978               $ 176,873
     Interest and other receivables......                         175                      81
                                                         ------------            ------------
         Total current assets............                     123,153                 176,954
Other assets:
     T3 Therapeutics- Note 6............                       90,000                 680,000
                                                         ------------            ------------

         Total assets...................                    $ 213,153               $ 856,954
                                                         ============            ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                   $ 52,000               $  18,917
                                                         ------------            ------------
         Total current liabilities......                       52,000                  18,917
Commitments and contingencies
Shareholders' equity:
     Common stock, par value $1 per share;
       4,000,000 authorized, 410,402 and
       393,735 issued and outstanding at
       March 31, 2006 and 2005, respectively...               410,402                 393,735
     Additional paid-in capital........                       410,586                 377,252
     Retained earnings (deficit).......                     (659,835)                  67,050
                                                         ------------            ------------
     Total shareholders' equity........                       161,153                 838,037
                                                         ------------            ------------
Total liabilities and shareholders' equity
                                                            $ 213,153               $ 856,954
                                                         ============            ============

             The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                      STATEMENTS OF OPERATIONS
                                 YEARS ENDED MARCH 31, 2006 AND 2005

                                                                     YEARS ENDED MARCH 31,
                                                                  2006     2005 (as
                                                                           restated)
Revenues:
   Interest and dividends................                    $  4,392                $  2,138
                                                         ------------            ------------
         Total revenues                                         4,392                   2,138

Operating costs and expenses:
     Consulting fees-Note 3..............                           0                   6,000
     Equity in loss of T3 Therapeutics - Note 6                10,000                  35,000
     General and administrative..........                      91,277                  66,856
                                                         ------------            ------------
         Total operating expenses........                     101,277                 107,856
                                                         ------------            ------------

Other income (expense):
       Impairment loss - T3 Therapeutics  - Note 6           (630,000)
                                                         -------------

Income (loss) before tax provision                           (726,885)               (105,718)
       Provision for income taxes/(tax  benefit)                    0                       0
                                                         ------------            ------------
     Net income (loss).................                     $(726,885)              $(105,718)
                                                         =============           =============
Per Share Data:
Weighted average number of common shares                      396,429                 393,735
     outstanding.......................                  ============            ============
Basic earnings per share:
     Income (loss) per share...........                      $  (1.83)                $ (0.27)
                                                         =============           =============

             The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 YEARS ENDED MARCH 31, 2006 AND 2005

                                                                                     Retained Earnings
                                        Common Stock         Paid-in Capital           (Deficit)
                                     -------------------    -------------------    -------------------
Balances at March 31, 2004  (as            $393,735               $377,252              $207,768
   previously reported)                                                             ------------

Adjustment for equity in T3                                                              (35,000)
Therapeutics                                                                        -------------

Balances at March 31, 2004 (as              393,735                377,252               172,768
restated)                                                                           ------------

     Net loss for 2005................                                                  (105,718)
                                                                                    -------------
Balances at March 31, 2005, (as             393,735                377,252                67,050
restated)                                                                           ------------

       Exercise of Warrant............       16,667                 33,334

     Net loss for 2006................                                                  (726,885)
                                                                                     ------------
Balances at March 31, 2006............     $410,402               $410,586            $(659,835)
                                           ========               ========            ==========

             The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                       STATEMENTS OF CASH FLOW
                                 YEARS ENDED MARCH 31, 2006 AND 2005

                                                                YEARS ENDED MARCH 31,
                                                               2006             2005 (as restated)
                                                               ----             ------------------

Cash flows from operating activities:
     Net income (loss)...................                   $(726,885)              $(105,718)
     Adjustments to reconcile net income to net cash from
        operating activities:
          Equity in loss of T3 Therapeutics...                 10,000                  35,000
           Impairment loss - T3 Therapeutics...               630,000
     (Increase) decrease in current assets:
        Other receivables................                         (94)                     50
     Increase in current liabilities:
        Accounts payable and accrued expenses                  33,083                   1,270
                                                                 ------                 -----
Net cash from operating activities......                      (53,896)                (69,398)

Cash flows from investing activities:
     T3 Therapeutics.................                         (50,000)                     --
                                                           -----------            -----------
         Net cash from investing activities                   (50,000)                     --
Cash flows from financing activities:
     Exercise of stock warrant.........                        50,001                      --
                                                           ----------             -----------
         Net cash from financing activities                    50,001                      --

     Net decrease in cash and cash equivalents                (53,895)                (69,398)

Cash and cash equivalents, beginning...                       176,873                 246,271
                                                           ----------             -----------
Cash and cash equivalents, ending......                      $122,978               $ 176,873
                                                           ==========             ===========

Supplemental disclosures of cash flow information:
     Cash paid for income taxes........                          $ --                    $ --
     Cash paid for interest expenses...                          $ --                    $ --

             The accompanying notes are an integral part of these financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant  accompanying  policies observed in the preparation of the financial statements for The St. Lawrence Seaway Corporation (the "Company").

BASIS OF PRESENTATION:

The accounts are  maintained  on the accrual  method of accounting  in  accordance  with  accounting principles  generally  accepted in the United  States of America for financial  statement  purposes.
Under this method, revenue is recognized when earned and expenses are recognized when incurred.

GOING CONCERN:

The financial  statements have been prepared  assuming the Company will continue as a going concern.
The Company has  incurred  losses of $726,885  and  $105,718  for the years ended March 31, 2006 and
2005,  respectively.  These losses have significantly weakened the Company's financial condition and its ability to meet current operating expenses. In addition,  the Company's current liabilities have increased by $33,083 during fiscal 2006 over that of fiscal 2005. The  appropriateness  of using the going concern basis is dependent on, among other things,  the Company's  ability to raise additional capital to fund  operating  losses,  and further  reduce  operating  expenses.  The  uncertainty  of obtaining  these goals  raises  doubt  about the  Company's  ability to continue as a going  concern through March 31, 2007.  The financial  statements  do not include any  adjustments  to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

EARNINGS PER SHARE:

The Company  follows  Statement of Financial  Accounting  Standards  (SFAS) No. 128,  "Earnings  Per
Share".  SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to  international  EPS  standards.  Basic EPS is based on the weighted  average number of common  shares  outstanding  for the  period,  excluding  the  effects of any  potentially  dilutive securities.  Diluted EPS reflects the  potential  dilution  that could occur if  securities or other contracts  to issue  common  stock were  exercised  or  converted.  Net  income  (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

         Basic and diluted income (loss) per common share was calculated  using the following number of shares:

                                                            2006                     2005
                                                       ----------------       -----------------

                  Average shares outstanding                  396,429                 393,735
                                                       ==============          ==============

                  Basic shares                                396,429                 393,735
                                                       ==============          ==============

                                 THE ST. LAWRENCE SEAWAY CORPORATION

Due to the anti-dilutive nature of the Company's current stock option and warrant issues, no diluted earnings per share is presented in these financial statements.

INCOME TAXES:

The Company  utilizes the asset and  liability  method of  accounting  for deferred  income taxes as prescribed by the Statement of Financial  Accounting  Standards No. 109 (SFAS 109)  "Accounting  for
Income Taxes." This method  requires the  recognition of deferred tax liabilities and assets for the expected  future tax  consequences  of temporary  differences  between the tax return and  financial statement reporting bases of certain assets and liabilities.

No material deferred tax benefits or liabilities exist as of the dates of the balance sheets.

RECLASSIFICATION:

Certain amounts as of and for the year ended March 31, 2005 have been reclassified to conform to the
March 31,  2006  presentation.  The  reclassifications  have no  material  effect  on the  financial statements.

CASH AND CASH EQUIVALENTS:

The Company has defined cash as including cash on hand and cash in interest bearing and non-interest bearing operating bank accounts.  Highly liquid  instruments  purchased with original  maturities of three months or less are considered to be cash equivalents.

The Company maintains cash balances at two financial institutions (a bank and a brokerage firm). The bank  account  is insured by the Federal  Deposit  Insurance  Corporation  (FDIC) for balances up to
$100,000.  The brokerage account is not insured. At various times throughout the year, cash balances exceeded FDIC limits.  At March 31, 2006 and 2005, the Company had uninsured cash balances  totaling
$122,971 and $176,500, respectively.

USE OF ESTIMATES:

The preparation of financial statements in accordance with accounting  principles generally accepted in the United States of America  requires  management to make estimates and assumptions  that affect the reported  amounts of assets and liabilities and disclosure of contingent  assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW PRONOUNCEMENTS:

On December 16, 2004, the Financial  Accounting  Standards  Board ("FASB") issued FASB Statement No.
123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of FASB Statement No.
123,  Accounting for  Stock-Based  Compensation.  SFAS 123(R)  requires  expense for all share-based payments to employees,  including  grants of employee stock options,  to be recognized in the income statement  based on their fair values.  Pro forma  disclosure is no longer an  alternative.  For the
Company,  this statement is effective as of April 1, 2006. The Company  anticipates  adoption of the modified  prospective  method,  under  which  compensation  cost is  recognized  beginning  with the

                                 THE ST. LAWRENCE SEAWAY CORPORATION

effective  date.  The  modified  prospective  method  recognizes  compensation  cost  based  on  the requirements of SFAS 123(R) for all share-based payments granted after the effective date and, based on the  requirements  of SFAS 123, for all awards  granted to employees  prior to the effective date that remain  unvested on the effective  date. The Company does not expect to record any  significant expenses  under SFAS  123(R)  for  options  currently  outstanding.  However,  the amount of expense recorded  under SFAS 123(R)  will depend upon the number of options  granted in the future and their valuation.

The Company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial statements.

RESTATEMENT:

The Company  restated its financial  statements for the year ended March 31, 2005, and for the first three  quarters of fiscal 2006 for the  correction of an error.  Upon review of tax basis  financial information from T3 Therapeutics,  LLC (the "Development  Company"),  it was noted that research and development  costs were capitalized for tax purposes.  The Company did not adjust the results of the
Development  Company  operations  to  expense  such  costs as  incurred  in  accordance  with  GAAP.
Accordingly, the equity in the loss of the Development Company has been restated to properly reflect its value in accordance with the equity method of accounting.  The effect of this change as of March
31 is as follows:

                                                               2006                     2005
Reconciliation of Retained Earnings (Deficit):

Beginning retained earnings  (March 31, 2005 and 2004)
as previously reported                                       $137,050                $207,768

Adjustment for understatement of equity in the loss
 of T3 Therapeutics (net of taxes of nil):

     2004 adjustment effecting 2005 beginning retained
       earnings                                                                       (35,000)

    2005 and 2004 adjustments effecting 2006 beginning
       retained earnings                                      (70,000)

Beginning retained earnings, as restated                       67,050                 172,768

Net loss (as restated in 2005)                               (726,885)               (105,718)

Retained earnings (deficit), end of year                    ($659,835)                $67,050

                                 THE ST. LAWRENCE SEAWAY CORPORATION

                                                                  2006                 2005
Reconciliation of 2005 Net Loss:

Net loss March 31, 2005, as previously reported                                    $  (70,718)

Adjustment of 2005 net income for understatement
  of equity in the loss of T3 Therapeutics (net of taxes of nil)                      (35,000)

Net loss March 31, 2005, as restated                                                $(105,718)

Loss per share, as originally reported                                                  $(.18)

Loss per share, as restated                                                             $(.27)

CONCENTRATIONS OF CREDIT RISK:

The  Company's  financial  instruments  that are exposed to  concentrations  of credit risk  consist primarily of cash and cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS no. 107,  "Fair  Value of  Financial  Instruments",  requires  disclosure  of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current  transaction  between willing  parties.  The carrying  amounts of the Company's  financial instruments (cash and cash  equivalents)  approximate their fair value because of the short maturity of these instruments.

NOTE 2. SHAREHOLDERS' EQUITY

The Company, as of March 31, 2006, had a common stock warrant outstanding for the purchase of 83,333 shares of common stock at $3.00 per share. The warrant was originally  issued in connection with the sale by the Company of 50,000 shares of common stock during 1986 to Bernard Zimmerman & Co. Inc. The warrant and common  stock were  subsequently  sold and  transferred  to The Windward  Group,  L.L.C.
(formerly Industrial Development  Partners),  pursuant to an agreement dated September 30, 1993. The warrant expires on September 21, 2007.

On January 30, 2006,  Windward Group L.L.C.  was dissolved and the Company's  common stock and stock warrants  owned by it were  distributed to its members,  Joel M.  Greenblatt and Daniel L. Nir, at a ratio of 62.5% and 37.5%,  respectively.  After the dissolution on January 30, 2006, Mr.  Greenblatt owned a currently  exercisable  warrant to purchase 62,500 shares of the Company's common stock, and
Mr. Nir owned a currently  exercisable  warrant to purchase  37,500 shares of the  Company's  common stock. On January 31, 2006, Mr. Greenblatt,  Chairman of the Company's Board of Directors, exercised a warrant to purchase  16,667  shares of the Company's  common stock at an exercise  price of $3 per share,  which resulted in the Company  receiving  $50,001,  in cash on such date as payment for such shares.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

The Company has a stock option plan  originally  adopted by the  shareholders  on June 12, 1978, and revised and approved by the  shareholders on June 13, 1983,  September 21, 1987 and August 28, 1992.
The Company  currently has one outstanding Stock Option Agreement entered into pursuant to the Plan.
On September 20, 2002, the options originally granted to Jack C. Brown on June 18, 1983 were amended by extending the  expiration  date thereof from September 21, 2002 to September 21, 2007. No options were granted or exercised in the fiscal  years ended March 31, 2006 and 2005.  The  following  table presents  the value of  unexercised  options  held by Jack C.  Brown at fiscal  year end.  There are currently no outstanding stock appreciation rights.

                                            Number of Options/SARs at   Value of Unexercised in the Money
                                                Fiscal Year End          Options/SARs at Fiscal Year End
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

(1) Based on the closing  sale price of $1.30 on March 9, 2006,  the date closest to the fiscal year end on which a trade occurred. The options have an exercise price of $3.00 per share.

The Company has  4,000,000  authorized  $1 par value common  shares.  As of March 31, 2006 and 2005, there were 410,402 and 393,735 common shares issued and outstanding, respectively.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

NOTE 3. RELATED PARTIES

During the fiscal years ending March 31, 2006 and 2005, the Company paid to Jack C. Brown, Secretary and a Director,  an annual administrative fee of $0 and $6,000, which was paid monthly in the amount of $500, respectively,

NOTE 4. INCOME TAXES

At March 31, 2006, the Company had approximately $650,000 in loss carry forwards. If not used, these carry forwards will begin to expire in 2013. No tax benefits have been recognized in these financial statements.  Provisions for any deferred  federal and state tax  liabilities are immaterial to these financial statements.

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

NOTE 6.  T3 THERAPEUTICS INVESTMENT

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

                                 THE ST. LAWRENCE SEAWAY CORPORATION

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

As of November 16, 2005, the Company,  the Founder  Company and Mr. Grier (together with the Founder
Company,  the "Other  Members")  entered  into an Amended and  Restated  Limited  Liability  Company
Agreement (the  "Amendment")  of the  Development  Company,  which amended and restated the Original
Agreement to, among other things,  provide for satisfaction of any contingent  follow-on  investment obligation  of the Company in exchange for its making a $50,000  investment  on or about the time of execution of the  Amendment,  and for the  conversion of all of the Company's  preferential  Class B interests in the Development  Company  (including  certain  redemption,  registration and contingent additional unit rights), as well as all of the interests of Mr. Grier and the Founder Company,  into a single  non-preferential  class of unit interests.  The $50,000 follow-on investment increased the
Company's ownership stake in the Development Company to 25%, subject to adjustment and dilution. The
Company's  ownership stake in the Development  Company has been diluted to approximately  21.8% upon the issuance by the Development Company of Development Company units to the original patent licensor in exchange for the original  patent  licensor's  modified  royalty  agreement with the  Development
Company.  Further dilution of the Company's  ownership stake is expected as the Development  Company raises capital to fund operations.

Prior to the follow-on  investment  noted above, the Company carried the investment at the March 31,
2005 restated value of $680,000.  As the $50,000 investment  increased the Company's equity share by
12.5% (prior to subsequent dilution noted above), the Company reviewed the original 12.5% investment for impairment,  and concluded that the original  investment should be reduced to equal the value of the follow-on  investment.  As such, the Company recorded a loss on the other than temporary decline in the value of its original  investment  balance.  Accordingly,  an impairment loss of $630,000 was recorded during the fiscal year ended March 31, 2006. A reconciliation of the investment  account is as follows:

Balance March 1, 2005 (as restated)                          $680,000

Add: Follow-on investment, November 16, 2005                   50,000
                                                            ---------

Subtotal                                                      730,000

Less:

Impairment loss                                               630,000

Equity in loss                                                 10,000
                                                            ---------

Balance, March 31, 2006                                      $ 90,000
                                                            =========

                                 THE ST. LAWRENCE SEAWAY CORPORATION

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

NOTE 7--SUBSEQUENT EVENT

On June 13, 2006, Mr. Joel  Greenblatt,  Chairman of the Company's  Board of Directors,  exercised a warrant to purchase  16,667  shares of the  Company's  common  stock at an exercise  price of $3 per share,  which  resulted  in the Company  receiving  $50,001 in cash on such date as payment for such shares.

