Form 10QSB
period 2006-06-30
ST LAWRENCE SEAWAY CORP
filed 2006-08-14
CIK 86264

====================================================================================================

                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                             FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the
       quarterly period ended June 30, 2006

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from
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

         Yes     X                  No
             ---------                ---------

Indicate by check mark whether the  registrant  is a shell  company (as defined in Rule 12b-2 of the
Exchange Act).

         Yes                        No    X
             ----------               ---------

State the number of shares  outstanding of each of the issuer's classes of common equity,  as of the latest practicable date:

     Class                                                             Outstanding at August 9, 2006
     -----                                                             -----------------------------
Common Stock, $1.00 par value                                                       427,069

Transitional Small Business Disclosure Format (check one):   Yes                       No     X
                                                                 ---------                ---------

===================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                          FORM 10-QSB INDEX

PART I.  FINANCIAL INFORMATION                                                                  PAGE
                                                                                                ----

Item 1.  Financial Statements

     Notes to Financial Statements - June 30, 2006...............................................6-9

Item 2.  Management's Discussion and Analysis or Plan of Operation..............................9-11

PART I.  FINANCIAL INFORMATION

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                            June 30, 2006 (UNAUDITED) AND MARCH 31, 2006

                                                                   At June 30,        At March 31,
                                                                       2006               2006
                                                                 ---------------------------------
                                                                   (unaudited)          (audited)
                                    ASSETS

Current assets:
   Cash and cash equivalents                                     $      165,564           122,978
   Interest and other receivables                                           259               175
                                                                 ---------------------------------
     Total Current Assets                                               165,823           123,153

Other assets:
   T3 Therapeutics                                                       90,000            90,000
                                                                 ---------------------------------
Total Assets                                                     $      255,823           213,153
                                                                 =================================

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                           $       66,026            52,000
                                                                 ---------------------------------
Total Current Liabilities                                                66,026            52,000

Shareholders' equity:
   Common stock, par value $1 per share;
   4,000,000 authorized, 427,069 and 410,402 issued
     and outstanding at the respective dates                            427,069           410,402
   Additional paid-in capital                                           443,920           410,586
   Retained earnings (deficit)                                   $     (681,192)         (659,835)
                                                                 ---------------------------------
Total Shareholders' Equity                                              189,797           161,153
                                                                 ---------------------------------
Total Liabilities and Shareholders' Equity                       $      255,823           213,153
                                                                 =================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                         STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                                       June 30, 2006 AND 2005

                                             (UNAUDITED)

                                                                     For the Three Months Ended
                                                                 ---------------------------------
                                                                      June 30,          June 30,
                                                                        2006              2005
                                                                 ---------------       -----------
Revenues:
   Interest and dividends                                        $        1,354             1,072
                                                                 --------------------------------
Total revenues                                                            1,354             1,072

Operating costs and expenses:
   General and administrative                                            22,711            11,517
                                                                 --------------------------------
Total operating expenses                                                 22,711            11,517

Income (Loss) before tax provision                                      (21,357)          (10,445)
   Provision for income taxes                                                 0                 0
                                                                 --------------------------------
Net income (loss)                                                $      (21,357)          (10,445)
                                                                 =================================

Per share data:
   Weighted average number
     of common shares outstanding - Basic                               413,699           393,735
                                                                 --------------------------------
                       Diluted                                          428,789           393,735

Earnings per share:
   Basic and Diluted                                                     ($0.05)           ($0.03)
                                                                 =================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                         STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                       JUNE 30, 2006 AND 2005
                                             (UNAUDITED)

                                                                     For the Three Months Ended
                                                                 ---------------------------------
                                                                      June 30,          June 30,
                                                                        2006              2005
                                                                 ---------------       -----------
Cash flows from operating activities:
Net Income (Loss)                                                $      (21,357)          (10,445)
Adjustments to reconcile net income to
  net cash from operating activities
(Increase) Decrease in current assets:
   Interest and other receivables                                           (84)              (62)
(Decrease) Increase in current liabilities:
   Accounts payable                                                      14,026             2,613
                                                                 --------------------------------
      Net cash from operating activities                                 (7,415)           (7,894)

                                                                 --------------------------------
       Net cash from investing activities                                     0                 0

Cash flows from financing activities
    Exercise of stock warrant                                            50,001
                                                                 --------------------------------
       Net cash from financing activities                                50,001                 0

Net increase (decrease) in cash and cash equivalents                     42,586            (7,894)

Cash and cash equivalents, beginning                                    122,978           176,873
                                                                 --------------------------------
Cash and cash equivalents, ending                                $      165,564           168,979
                                                                 ================================

Supplemental disclosures of cash flow information:

   Cash paid for income taxes                                                 0                 0
   Cash paid for interest expense                                             0                 0

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  NOTES TO THE FINANCIAL STATEMENTS
                                            JUNE 30, 2006
                                             (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The  accompanying  unaudited  financial  statements  have been prepared in accordance with generally accepted  accounting  principles for interim  financial  information and the  instructions  for Form
10-QSB. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management,  all adjustments  (consisting of normal recurring accruals)  considered necessary for a fair presentation have been  included.  Operating  results  for the three  month  period  ending June 30, 2006 are not necessarily  indicative  of the results  that may be expected  for the fiscal year ending  March 31,
2007. For further  information,  refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2006.

NOTE B--RECLASSIFICATION

The  2005  financial  statements  have  been  reclassified,  where  necessary,  to  conform  to  the presentation of the 2006 financial statements.

NOTE C--EARNINGS PER SHARE

Basic and diluted  earnings per share are computed  using the weighted  average  number of shares of common stock and common stock equivalents  outstanding under the treasury stock method. Common stock equivalents  include all common stock  options and warrants  outstanding  during each of the periods presented.

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

Prior to the follow-on  investment  noted above, the Company carried the investment at the March 31,
2005 restated value of $680,000.  As the $50,000 investment  increased the Company's equity share by
12.5% (prior to subsequent dilution noted above), the Company reviewed the original 12.5% investment for impairment,  and concluded that the original  investment should be reduced to equal the value of the follow-on  investment.  As such, the Company recorded a loss on the other than temporary decline in the value of its original investment  balance..  Accordingly,  an impairment loss of $630,000 was recorded during the fiscal year ended March 31, 2006. A reconciliation of the investment  account is as follows:

Balance March 1, 2005 (as restated)                                   $680,000
Add: Follow-on investment, November 16, 2005                            50,000
                                                                     ---------
Subtotal                                                               730,000
Less:
Impairment loss                                                        630,000
Equity in loss                                                          10,000
                                                                     ---------

Balance, June 30 and March 31, 2006                                   $ 90,000
                                                                      ========

If the product is licensed by the  Development  Company to a  pharmaceutical  partner the Company is entitled to a portion of Development Company's resulting royalties and progress payments. The amount of ownership  and royalties to be received by the Company is subject to  adjustment,  based upon (i)
ownership and license arrangements that the Development Company makes with laboratories that provide research and formulation  expertise and products,  (ii)  development or licensing  transactions,  or
(iii) other sources of financing.  Development and  commercialization  of the treatment protocols is highly  speculative  and  subject  to  numerous  scientific,  practical,  financial  and  commercial uncertainties.

As of the conversion, Mr. Grier was a 2.5% Member of the Development Company and had an option to purchase an approximate 2.5% (25 units) additional ownership stake in the Development Company.

NOTE F - NEW ACCOUNTING POLICY - SHARE BASED AWARDS

On December 16, 2004, the Financial  Accounting  Standards  Board ("FASB") issued FASB Statement No.
123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of FASB Statement No.
123,  "Accounting for Stock-Based  Compensation."  SFAS 123(R) requires  expense for all share-based payments to employees,  including  grants of employee stock options,  to be recognized in the income statement  based on their fair values.  Pro forma  disclosure is no longer an  alternative.  For the
Company,  this  statement is effective and was adopted as of April 1, 2006.  The Company has adopted the modified  prospective  method,  under which  compensation cost is recognized  beginning with the effective  date.  The  modified  prospective  method  recognizes  compensation  cost  based  on  the requirements  of SFAS 123(R) for all share-based  payments  granted after the effective date and for all awards granted to employees  prior to the effective  date that remain  unvested on the effective date.

Prior to the effective date, the Company accounted for stock-based compensation granted to employees and directors under Accounting  Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued
to  Employees"  and related  interpretations  as  permitted  by SFAS 123.  Accordingly,  because the exercise price of the options equaled the fair value of the underlying  shares at the date of grant, no compensation cost was recognized by the Company for stock based compensation. As required by SFAS
123, the Company presented certain pro-forma  information for stock-based  compensation in the notes to the financial statements.

Effective  April 1, 2006, the Company  adopted the fair-value  recognition  provisions of SFAS 123R, using the  modified-prospective  transition  method.  Under  this  transititon  method,  stock-based compensation  cost will be recognized for all share based payments  issued after April 1, 2006. Such compensation  cost would include the estimated  expense for the portion of the vesting  period after
April 1, 2006 for share-based  payments  granted prior to, but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123.  Results from prior periods have not been restated, as provided under the modified-prospective method. The Company has not issued any new share based payments  during the quarter ended June 30, 2006. In addition,  based on analysis of all share-based  payments issued prior to April 1, 2006, it was determined the adoption of SFAS 123R was immaterial in nature for both periods ended June 30, 2006 and 2005. Accordingly, the Company has not recorded any compensation cost for the three months ended June 30, 2006.

                                 THE ST. LAWRENCE SEAWAY CORPORATION

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESEARCH FUNDING.

     Please  see "Note  E--T3  Therapeutics  Investment"  in the Notes to the  Financial  Statements
contained  under Item 1 of this Form 10-QSB for a description  of a research  funding  agreement the
Company entered into during 2002.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THREE MONTHS ENDED JUNE 30,
2005.

     Interest and dividend income increased to $1,354 for the three months ended June 30, 2006, from
$1,072 for the three months ended June 30, 2005,  an increase of $282.  This increase is a result of interest  earned on a higher  average  cash  balance  during 2006 as compared to 2005.  In the third quarter of 2005, the Company made its $50,000 follow-on investment in the Development Company.

     General and administrative  expenses increased $11,194, or 97%, to $22,711 for the three months ended June 30, 2006 from $11,517 for the three  months ended June 30, 2005.  The increase in general and  administrative  expenses  is  primarily  due higher  professional  fees offset in part by lower management fees.

         The following table provides further detail on general and administrative expenses:

                                     THREE MONTHS ENDED JUNE 30,

                                                                           2006              2005
                                                                           ----              ----

Executive compensation, management fees, salaries and employee
     benefits..................................................         $   220           $ 1,827
Office rent and company operations.............................             264               273
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................           2,122             1,917
Professional fees (accounting & legal).........................          20,105             7,500
                                                                      ---------           -------
                  Total........................................        $ 22,711           $ 11,517
                                                                      ==========          ========

     As a result of the above items,  the Company had a loss of $21,357  before  provision of income taxes in the three months ended June 30, 2006, as compared to a loss of $10,445 before  provision of income taxes in the three months ended June 30, 2005.

     No Indiana  gross tax was provided for in the three month periods ended June 30, 2006 and 2005.
No federal tax provision is applicable in the three month periods ended June 30, 2006 and 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2006, the Company had net working  capital of $99,797,  substantially  all of which was in cash and money market funds. In November 2005, the Company used cash in the amount of $50,000 to make its follow-on  investment in the Development Company.  Subject to unexpected  expenses,  the
Company believes it has sufficient  capital  resources to continue its current business for the next twelve months.

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

                                                        THE ST. LAWRENCE SEAWAY CORPORATION
                                                        Registrant

                                                        /s/ Daniel L. Nir
                                                        --------------------------------------------
Date:  August 10, 2006                                  Daniel L. Nir
                                                        President and Treasurer
                                                        (Chief Financial Officer)

