Form 10QSB
period 2006-09-30
ST LAWRENCE SEAWAY CORP
filed 2006-11-14
CIK 86264

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
---     quarterly period ended September 30, 2006

___     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period
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

         Yes     X                  No
             ---------                ---------

Indicate by check mark whether the  registrant  is a shell  company (as defined in Rule 12b-2 of the
Exchange Act).

         Yes                        No    X
             ----------               ---------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Class                                                      Outstanding at November 10, 2006
       -------                                                     --------------------------------
Common Stock, $1.00 par value                                                      427,069

Transitional Small Business Disclosure Format (check one):   Yes                       No     X
                                                                 ----------               ---------

===================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                          FORM 10-QSB INDEX

PART I.  FINANCIAL INFORMATION                                                                 PAGE
                                                                                               ----

Item 1.  Financial Statements

     Notes to Financial Statements - September 30, 2006........................................7-10

Item 2.  Management's Discussion and Analysis or Plan of Operation............................10-13

PART I.  FINANCIAL INFORMATION

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                          September 30, 2006 (UNAUDITED) AND MARCH 31, 2006

                                                                 At Sept. 30,       At March 31,
                                                                     2006               2006
                                                             ---------------------------------------
                                                                 (unaudited)
(audited)
                                    ASSETS

Current assets:
   Cash and cash equivalents                                 $            142,381           122,978
   Interest and other receivables                                             259               175
                                                             ---------------------------------------
     Total Current Assets                                                 142,640           123,153

Other assets:
   T3 Therapeutics                                                         90,000            90,000
                                                             ---------------------------------------
Total Assets                                                              232,640           213,153
                                                             =======================================

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                       $             56,470            52,000
                                                             ---------------------------------------
Total Current Liabilities                                                  56,470            52,000

Shareholders' equity:
   Common stock, par value $1 per share;
   4,000,000 authorized, 427,069 and 410,402 issued
     and outstanding at the respective dates                              427,069           410,402
   Additional paid-in capital                                             443,920           410,586
   Retained earnings (deficit)                               $          (694,819)         (659,835)
                                                             ---------------------------------------
Total Shareholders' Equity                                                176,170           161,153
                                                             ---------------------------------------
Total Liabilities and Shareholders' Equity                   $            232,640           213,153
                                                             =======================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                         STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                                     September 30, 2006 AND 2005

                                             (UNAUDITED)

                                                                 For the Three Months Ended
                                                   ------------------------------------------------
                                                           September 30,              September 30,
                                                               2006                        2005
                                                   ------------------------------------------------

Revenues:
   Interest and dividends                          $                1,850                    1,206
                                                   ------------------------------------------------
Total revenues                                                      1,850                    1,206

Operating costs and expenses:
   General and administrative                                      15,477                    5,684
                                                   ------------------------------------------------
Total operating expenses                                           15,477                    5,684

Income (Loss) before tax provision                               (13,627)                  (4,478)
   Provision for income taxes                                          0                        0
                                                   ------------------------------------------------
Net income (loss)                                  $             (13,627)                  (4,478)
                                                   ================================================

Per share data:
   Weighted average number
     of common shares outstanding                                 427,069                  393,735
                                                   ------------------------------------------------
   Diluted                                                        441,978                  393,735

Basic earnings per share:
   Income (Loss) per share                                        ($0.03)                  ($0.01)
                                                   ================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                          STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                                     September 30, 2006 AND 2005

                                             (UNAUDITED)

                                                               For the Six Months Ended
                                                ---------------------------------------------------
                                                        September 30,              September 30,
                                                            2006                        2005
                                                --------------------------------------------------
Revenues:
   Interest and dividends                       $                  3,204                    2,279
                                                --------------------------------------------------
Total revenues                                                     3,204                    2,279

Operating costs and expenses:
   General and administrative                                     38,188                   17,201
                                                --------------------------------------------------
Total operating expenses                                          38,188                   17,201

Income (Loss) before tax provision                               (34,984)                 (14,922)
   Provision for income taxes                                          0                        0
                                                --------------------------------------------------
Net income (loss)                               $                (34,984)                 (14,922)
                                                ==================================================

Per share data:
   Weighted average number
     of common shares outstanding                                420,420                  393,735
                                                --------------------------------------------------
   Diluted                                                       435,511                  393,735

Primary earnings per share:
   Income (Loss) per share                                        ($0.08)                  ($0.04)
                                                ==================================================

                                            THE ST. LAWRENCE SEAWAY CORPORATION
                                     STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                                SEPTEMBER 30, 2006 AND 2005
                                                        (UNAUDITED)

                                                                    For the Six Months Ended
                                                               September 30,         September 30,
                                                                   2006                   2005
                                                          ----------------------------------------
Cash flows from operating activities:
Net Income (Loss)                                         $           (34,984)            (14,922)
Adjustments to reconcile net income to
  net cash from operating activities
(Increase) Decrease in current assets:
   Interest and other receivables                                         (84)                (87)
(Decrease) Increase in current liabilities:
   Accounts payable                                                     4,470            (12,434)
   Income taxes payable                                                     0                   0
                                                          ----------------------------------------
      Net cash from operating activities                              (30,598)            (27,443)

Cash flows from investing activities:
                                                          ----------------------------------------
       Net cash from investing activities                                   0                   0

Cash flows from financing activities
    Exercise of stock warrant                                          50,001                   0
                                                          ----------------------------------------
       Net cash from financing activities                              50,001                   0

Net increase (decrease) in cash and cash equivalents                   19,403            (27,443)

Cash and cash equivalents, beginning                                  122,978             176,873
                                                          ----------------------------------------
Cash and cash equivalents, ending                         $           142,381             149,430
                                                          ========================================

Supplemental disclosures of cash flow information:

   Cash paid for income taxes                                               0                   0
   Cash paid for interest expense                                           0                   0

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  NOTES TO THE FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2006
                                             (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The  accompanying  unaudited  financial  statements  have been prepared in accordance with generally accepted  accounting  principles for interim  financial  information and the  instructions  for Form
10-QSB. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management,  all adjustments  (consisting of normal recurring accruals)  considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ending September 30, 2006 are not necessarily  indicative of the results that may be expected for the fiscal year ending March
31, 2007. For further information,  refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2006.

NOTE B--RECLASSIFICATION AND ESTIMATES

The  2005  financial  statements  have  been  reclassified,  where  necessary,  to  conform  to  the presentation of the 2006 financial statements.

The  preparation  of financial  statements in conformity  with U.S.  generally  accepted  accounting principles  requires  management to make  estimates and  assumptions  that affect  certain  reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Balance March 1, 2005 (as restated)                          $680,000

Add: Follow-on investment, November 16, 2005                   50,000
                                                            ---------

Subtotal                                                      730,000

Less:

Impairment loss                                               630,000

Equity in loss                                                 10,000
                                                            ---------

Balance, September 30 and March 31, 2006                     $ 90,000
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

Effective  April 1, 2006, the Company  adopted the fair-value  recognition  provisions of SFAS 123R, using  the  modified-prospective  transition  method.  Under  this  transition  method,  stock-based compensation  cost will be recognized for all share based payments  issued after April 1, 2006. Such compensation  cost would include the estimated  expense for the portion of the vesting  period after
April 1, 2006 for share-based  payments  granted prior to, but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123.  Results from prior periods have not been restated, as provided under the modified-prospective method. The Company has not issued any new share based  payments  during the three and six months ended  September  30, 2006.  In addition, based on analysis of all  share-based  payments issued prior to April 1, 2006, it was determined the adoption of SFAS 123R was  immaterial in nature for both periods ended  September 30, 2006 and 2005.
Accordingly,  the Company has not recorded any  compensation  cost for the three or six months ended
September 30, 2006.

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

RESULTS OF  OPERATIONS  -- THREE MONTHS ENDED  SEPTEMBER  30, 2006 AS COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 2005.

     Interest and dividend income increased to $1,850 for the three months ended September 30, 2006, from $1,206 for the three months ended  September 30, 2005, an increase of $644.  This increase is a result of interest  earned on a higher  average cash balance during 2006 as compared to 2005. In the third quarter of 2005, the Company made its $50,000 follow-on investment in the Development Company.

     General and administrative  expenses increased $9,793, or 172%, to $15,477 for the three months ended  September 30, 2006 from $5,684 for the three months ended September 30, 2005. The increase in general and administrative expenses is primarily due to higher professional fees.

     The following table provides further detail on general and administrative expenses:

                                  THREE MONTHS ENDED SEPTEMBER 30,

                                                                            2006                2005
                                                                            ----                ----

Executive compensation, management fees, salaries and employee
     benefits..................................................           $  330              $  327
Office rent and company operations.............................              311                 414
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................            3,836               2,943
Professional fees (accounting & legal).........................           11,000               2,000
                                                                         -------             -------
                  Total........................................          $15,477             $ 5,684
                                                                         =======             =======

         As a result of the above  items,  the Company  had a loss of $13,627  before  provision  of income taxes in the three months ended  September  30, 2006,  as compared to a loss of $4,478 before provision of income taxes in the three months ended September 30, 2005.

         No Indiana gross tax was provided for in the three month  periods ended  September 30, 2006 and 2005. No federal tax provision is applicable in the three month periods ended September 30, 2006 and 2005.

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

Results of Operations -- Six months ended September 30, 2006 as compared to six months ended
September 30, 2005.

         Interest and dividend  income  increased to $3,204 for the six months ended  September  30,
2006, from $2,279 for the six months ended September 30, 2005, an increase of $925. This increase is a result of interest earned on a higher average cash balance during 2006 as compared to 2005. In the third quarter of 2005, the Company made its $50,000 follow-on investment in the Development Company.

         General and  administrative  expenses  increased  $20,987,  or 122%, to $38,188 for the six months  ended  September  30, 2006 from  $17,201 for the six months ended  September  30, 2005.  The increase in general and administrative expenses is primarily due to higher professional fees.

         The following table provides further detail on general and administrative expenses:

                                   SIX MONTHS ENDED SEPTEMBER 30,
                                                                              2006              2005
                                                                              ----              ----

Executive compensation, management fees, salaries and employee
     benefits..................................................            $   550          $  2,154
Office rent and company operations.............................                575               688
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................              5,958             4,859
Professional fees (accounting & legal).........................             31,105             9,500
                                                                          --------          ---------
                  Total........................................           $ 38,188          $ 17,201
                                                                          ========          ========

         As a result of the above  items,  the Company  had a loss of $34,984  before  provision  of income taxes in the six months ended  September  30, 2006,  as compared to a loss of $14,922  before provision of income taxes in the six months ended September 30, 2005.

         No Indiana gross tax was provided for in the six month periods ended September 30, 2006 and
2005. No federal tax  provision is applicable in the six month periods ended  September 30, 2006 and
2005.

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2006, the Company had net working capital of $86,170, substantially all of which was in cash and money market funds.  In November  2005, the Company used cash in the amount of
$50,000 to make its follow-on investment in the Development Company. Subject to unexpected expenses, the Company  believes it has sufficient  capital  resources to continue its current business for the next twelve months.

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

          Item 1.        Legal Proceeding - Not Applicable

          Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds -Not Applicable

          Item 3.        Defaults upon Senior Securities - Not Applicable

          Item 4.        Submission of Matters to a Vote of Security Holders - Not Applicable

          Item 5.        Other Information -

On November  13, 2006,  the Company  entered into letter  agreements  with each of Jack C. Brown,  a director of the Company (see Exhibit 10.1),  Joel M. Greenblatt,  Chairman of the Company's Board of
Directors (see Exhibit 10.2), Daniel L. Nir, President, Treasurer and a director of the Company (see
Exhibit  10.3),  and Edward B. Grier III, a vice  president and director of the Company (see Exhibit
10.4).  Under the terms of the letter  agreements,  the  Company  will  provide  each  member of the
Company's Board of Directors with the  indemnification  rights currently  provided by the Company to its directors, as described in the Company's Articles of Incorporation and By-laws,  notwithstanding any future amendments to the Company's Articles of Incorporation and By-laws. The Company has agreed to provide such  indemnification to each director for so long as he serves as a director,  and after such  service is  completed,  for so long as he is exposed to  potential  liability by reason of his service as a director.

Item 6.  Exhibits -

         10.1 - Letter Agreement between the Company and Jack C. Brown, dated November 13, 2006

         10.2 - Letter Agreement between the Company and Joel M. Greenblatt, dated November 13, 2006

         10.3 - Letter Agreement between the Company and Daniel L. Nir, dated November 13, 2006

         10.4 - Letter Agreement between the Company and Edward B. Grier III, dated November 13, 2006

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

                                                        THE ST. LAWRENCE SEAWAY CORPORATION
                                                        Registrant

                                                        /s/ Daniel L. Nir
                                                        --------------------------------------------
Date:  November 13, 2006                                Daniel L. Nir
                                                        President and Treasurer
                                                        (Chief Financial Officer)

