Form 10QSB
period 2006-12-31
ST LAWRENCE SEAWAY CORP
filed 2007-02-12
CIK 86264

====================================================================================================

                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                             FORM 10-QSB

__X__    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the
         quarterly period ended     December 31, 2006

_____   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the  transition  period from ____________ to ____________

                                  Commission File Number    000-02040
                                                         -----------------

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

                                Hanna II, Suite P, 6011 E. Hanna Ave.
                                     Beach Grove, Indiana 46203
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
         Yes     X                  No
             ---------                 ----------

Indicate by check mark whether the  registrant  is a shell  company (as defined in Rule 12b-2 of the
Exchange Act).
         Yes                        No     X
             ----------               -----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                                                     Outstanding at February 5, 2007
          -----                                                     -------------------------------
Common Stock, $1.00 par value                                                    427,069

Transitional Small Business Disclosure Format (check one):   Yes                  No     X
                                                                 ----------          ---------
====================================================================================================

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                          FORM 10-QSB INDEX

PART I.  FINANCIAL INFORMATION                                                                 PAGE
                                                                                               ----

Item 1.  Financial Statements

     Notes to Financial Statements - December 31, 2006..........................................7-10

Item 2.  Management's Discussion and Analysis or Plan of Operation.............................11-14

PART I.  FINANCIAL INFORMATION

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                           BALANCE SHEETS

                          DECEMBER 31, 2006 (UNAUDITED) AND MARCH 31, 2006

                                                               At December 30,      At March 31,
                                                                     2006               2006
                                                             ---------------------------------------
                                                                 (unaudited)          (audited)
                                    ASSETS
Current assets:
   Cash and cash equivalents                                $              85,295           122,978
   Interest and other receivables                                               0               175
                                                             ---------------------------------------
     Total Current Assets                                                  85,295           123,153

Other assets:
   T3 Therapeutics                                                         90,000            90,000
                                                             ---------------------------------------
Total Assets                                                              175,295           213,153
                                                             =======================================

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                      $              28,587            52,000
                                                             ---------------------------------------
Total Current Liabilities                                                  28,587            52,000

Shareholders' equity:
   Common stock, par value $1 per share;
   4,000,000 authorized, 427,069 and 410,402 issued
     and outstanding at the respective dates                              427,069           410,402
   Additional paid-in capital                                             443,920           410,586
   Retained earnings (deficit)                              $            (724,281)         (659,835)
                                                             ---------------------------------------
Total Shareholders' Equity                                                146,708           161,153
                                                             ---------------------------------------
Total Liabilities and Shareholders' Equity                  $             175,295           213,153
                                                             =======================================

                                 See notes to financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                                     DECEMBER 31, 2006 AND 2005

                                             (UNAUDITED)

                                                               For the Three Months Ended
                                                 ----------------------------------------------
                                                         December 31,           December 31,
                                                             2006                   2005
                                                 ----------------------------------------------
Revenues:
   Interest and dividends                         $             1,524               1,031
                                                 ----------------------------------------------
Total revenues                                                  1,524               1,031

Operating costs and expenses:
   General and administrative                                  30,986              22,218
                                                 ----------------------------------------------
Total operating expenses                                       30,986              22,218

Income (Loss) before tax provision                            (29,462)            (21,187)
   Provision for income taxes                                       0                   0
                                                 ----------------------------------------------
Net income (loss)                                  $          (29,462)            (21,187)
                                                 ==============================================

Per share data:
   Weighted average number
     of common shares outstanding - Basic                     427,069             393,735
                                                 ----------------------------------------------
   Diluted                                                    467,902             393,735

Earnings per share:
   Basic                                                       ($0.07)             ($0.05)
                                                 ==============================================
   Diluted                                                     ($0.06)             ($0.05)

                                 See notes to financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                           STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED
                                     DECEMBER 31, 2006 AND 2005

                                             (UNAUDITED)
                                                                   For the Nine Months Ended
                                                         --------------------------------------------
                                                              December 31,          December 31,
                                                                  2006                  2005
                                                         --------------------------------------------
Revenues:
   Interest and dividends                                  $         4,728              3,310
                                                         --------------------------------------------
Total revenues                                                       4,728              3,310

Operating costs and expenses:
   General and administrative                                       69,174             39,420
                                                         --------------------------------------------
Total operating expenses                                            69,174             39,420

Income (Loss) before tax provision                                 (64,446)           (36,110)
   Provision for income taxes                                            0                  0
                                                         --------------------------------------------
Net income (loss)                                          $       (64,446)           (36,110)
                                                         ============================================
Per share data:
   Weighted average number
     of common shares outstanding - Basic                          420,420            393,735
                                                         --------------------------------------------
   Diluted                                                         447,031            393,735

Earnings per share:
   Basic                                                            ($0.15)            ($0.09)
                                                         ============================================
   Diluted                                                          ($0.14)            ($0.09)

                                 See notes to financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                         STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                                     DECEMBER 31, 2006 AND 2005
                                             (UNAUDITED)
                                                                      For the Nine Months Ended
                                                                 December 31,           December 31,
                                                                     2006                   2005
                                                         -------------------------------------------
Cash flows from operating activities:
Net Income (Loss)                                          $          (64,446)            (36,110)
(Increase) Decrease in current assets:
   Interest and other receivables                                         175                  81
(Decrease) Increase in current liabilities:
   Accounts payable                                                   (23,413)             (5,075)
   Income taxes payable                                                     0                   0
                                                         -------------------------------------------
      Net cash from operating activities                              (87,684)            (41,104)

Cash flows from investing activities:
   Investment in T3 Therapeutics                                            0             (50,000)
                                                         -------------------------------------------
       Net cash from investing activities                                   0             (50,000)

Cash flows from financing activities
    Exercise of stock warrant                                          50,001                   0
                                                         -------------------------------------------
       Net cash from financing activities                              50,001                   0

Net increase (decrease) in cash and cash equivalents                  (37,683)            (91,104)

Cash and cash equivalents, beginning                                  122,978             176,873
                                                         -------------------------------------------
Cash and cash equivalents, ending                          $           85,295              85,769
                                                         ===========================================
Supplemental disclosures of cash flow information:

   Cash paid for income taxes                                               0                   0
   Cash paid for interest expense                                           0                   0

                                 See notes to financial statements.

                                 THE ST. LAWRENCE SEAWAY CORPORATION
                                  NOTES TO THE FINANCIAL STATEMENTS
                                          DECEMBER 31, 2006
                                             (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The  accompanying  unaudited  financial  statements  have been prepared in accordance with generally accepted  accounting  principles for interim  financial  information and the  instructions  for Form
10-QSB. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management,  all adjustments  (consisting of normal recurring accruals)  considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ending December 31, 2006 are not necessarily  indicative of the results that may be expected for the fiscal year ending March
31, 2007. For further information,  refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2006.

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

NOTE D--NYU RESEARCH INVESTMENT

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

Balance March 1, 2005 (as restated)                       $680,000

Add: Follow-on investment, November 16, 2005                50,000
                                                         ---------
Subtotal                                                   730,000

Less:

Impairment loss                                            630,000

Equity in loss                                              10,000
                                                          --------
Balance, December 31 and March 31, 2006                   $ 90,000
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

The  Company  has not issued any new share based  payments  during the three and nine  months  ended
December 31, 2006. In addition,  based on analysis of all share-based payments issued prior to April
1, 2006, it was determined the adoption of SFAS 123R was immaterial in nature for both periods ended
December 31, 2006 and 2005. Accordingly,  the Company has not recorded any compensation cost for the three or nine months ended December 31, 2006.

NOTE G - SUBSEQUENT EVENT

The Company  entered into a Stock and Warrant  Purchase  Agreement (the "Purchase  Agreement") as of
January 10, 2007 with Bernard Zimmerman & Company,  Inc., an investment and merchant banking company
(the  "Investor"),  pursuant to which the Investor has agreed to purchase:  (i) 75,000 shares of the
Company's  common  stock for a total  purchase  price of $75,000;  and (ii) a ten year warrant for a total  purchase  price of $2,500 which permits the Investor to purchase up to 250,000  shares of the
Company's common stock at an exercise price of $1.00 per share (the "Warrant"). The common stock and the Warrant will be sold to the Investor  pursuant to an exemption from  registration  under Section
4(2) of the  Securities  Act of 1933,  as amended.  The common stock being sold to the Investor will represent  approximately  15% of the outstanding  common stock of the Company after the common stock investment is made.

Immediately  prior to the  closing  under the  Purchase  Agreement,  the Company  will  convert to a
Delaware  corporation and issue all existing  stockholders a tracking stock evidencing the Company's medical  investments,  consisting  of the  Company's  investments  in, and ventures  with,  New York
University School of Medicine and the Development  Company.  The tracking stock, to be designated as
Class A Common Stock,  will be  non-voting,  non-transferable  and held in book entry form only. The
Purchase  Agreement  does not  contemplate  any  issuance of Class A Common Stock to the Investor in connection with the Investor's acquisition of the Company's common stock and the Warrant.

In connection with the closing under the Purchase Agreement,  the Company has agreed to nominate Mr.
Bernard Zimmerman,  the principal of the Investor, for election to the Board of Directors along with one or more of  Investor's  nominees.  In addition,  Mr.  Edward  Grier,  a current  director of the
Company,  will be nominated for election.  Following the closing under the Purchase  Agreement,  Mr.
Zimmerman shall serve as President,  Chairman of the Board of Directors, and Treasurer, Mr. Duane L.
Berlin shall serve as Secretary, and the Company's existing officers will resign.

The issuance of the tracking stock and the other transactions contemplated by the Purchase Agreement are subject to approval of the  shareholders  of the Company by April 30, 2007  (unless  extended by mutual agreement between the Company and the Investor).

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

RESULTS OF  OPERATIONS  -- THREE  MONTHS  ENDED  DECEMBER 31, 2006 AS COMPARED TO THREE MONTHS ENDED
DECEMBER 31, 2005.

         Interest and dividend  income  increased to $1,524 for the three months ended  December 31,
2006,  from $1,031 for the three months ended December 31, 2005, an increase of $493.  This increase is a result of interest  earned on a higher average cash balance during 2006 as compared to 2005. In the third quarter of 2005,  the Company made its $50,000  follow-on  investment  in the  Development
Company.

         General and  administrative  expenses  increased  $8,768,  or 39%, to $30,986 for the three months  ended  December 31, 2006 from  $22,218 for the three  months  ended  December 31, 2005.  The increase in general and administrative expenses is primarily due to higher professional fees.

         The following table provides further detail on general and administrative expenses:

                                   THREE MONTHS ENDED DECEMBER 31,

                                                                           2006               2005
                                                                           ----               ----

Executive compensation, management fees, salaries and employee
     benefits..................................................           $   0             $  436
Office rent and company operations.............................             721                311
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................           3,677              2,309
Professional fees (accounting & legal).........................          26,588             19,162
                                                                         ------             ------
                  Total........................................         $30,986           $ 22,218
                                                                        =======           ========

         As a result of the above  items,  the Company  had a loss of $29,462  before  provision  of income taxes in the three months ended  December 31, 2006,  as compared to a loss of $21,187  before provision of income taxes in the three months ended December 31, 2005.

         No Indiana gross tax was provided for in the three month  periods  ended  December 31, 2006 and 2005. No federal tax provision is applicable in the three month periods ended  December 31, 2006 and 2005.

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
See "Note G--Subsequent  Event" in the Notes to the Financial  Statements  contained under Item 1 of this Form 10-QSB.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED DECEMBER 31, 2006 AS COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 2005.

         Interest and  dividend  income  increased to $4,728 for the nine months ended  December 31,
2006, from $3,310 for the nine months ended December 31, 2005, an increase of $1,418.  This increase is a result of interest  earned on a higher average cash balance during 2006 as compared to 2005. In the third quarter of 2005,  the Company made its $50,000  follow-on  investment  in the  Development
Company.

         General and  administrative  expenses  increased  $29,754,  or 75%, to $69,174 for the nine months  ended  December 31, 2006 from  $39,420 for the nine months  ended  December  31,  2005.  The increase in general and administrative expenses is primarily due to higher professional fees.

         The following table provides further detail on general and administrative expenses:

                                   NINE MONTHS ENDED DECEMBER 31,

                                                                         2006                 2005
                                                                         ----                 ----

Executive compensation, management fees, salaries and employee
     benefits..................................................        $    0             $  2,590
Office rent and company operations.............................         1,846                  999
Stock transfer services, proxy, annual meeting and SEC report
     compliance................................................         9,635                7,169
Professional fees (accounting & legal).........................        57,693               28,662
                                                                     --------             --------
                  Total........................................      $ 69,174             $ 39,420
                                                                     ========             ========

         As a result of the above  items,  the Company  had a loss of $64,446  before  provision  of income taxes in the nine months ended  December  31, 2006,  as compared to a loss of $36,110  before provision of income taxes in the nine months ended December 31, 2005.

         No Indiana gross tax was provided for in the nine month periods ended December 31, 2006 and
2005. No federal tax  provision is applicable in the nine month periods ended  December 31, 2006 and
2005.

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
See "Note G--Subsequent  Event" in the Notes to the Financial  Statements  contained under Item 1 of this Form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES

         Please see "Note G--Subsequent  Event" in the Notes to the Financial  Statements  contained under Item 1 of this Form 10-QSB for a  description  of Stock and  Warrant  Purchase  Agreement  the
Company entered into as of January 10, 2007.

         At December 31, 2006, the Company had net working capital of $56,708,  substantially all of which was in cash and money market funds.  In November  2005, the Company used cash in the amount of
$50,000 to make its follow-on investment in the Development Company. Subject to unexpected expenses, the Company  believes it has sufficient  capital  resources to continue its current business for the next twelve months.

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

                                                        THE ST. LAWRENCE SEAWAY CORPORATION
                                                        Registrant

                                                        /s/ Daniel L. Nir
                                                        --------------------------------------------
Date:  February 7, 2007                                 Daniel L. Nir
                                                        President and Treasurer
                                                        (Chief Financial Officer)

