Form 10KSB
period 2007-03-31
ST LAWRENCE SEAWAY CORP
filed 2007-06-29
CIK 86264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 0-2040

THE ST. LAWRENCE SEAWAY CORPORATION

(Name of Small Business Issuer in its Charter)

Indiana	35-1038443
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Hanna II, Suite P, 6011 E. Hanna Ave. Beach Grove, Indiana	46203
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number (317) 639-5292

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $1.00 per share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for its fiscal year ended March 31, 2007 were $5,596.

The aggregate market value of common stock held by non-affiliates of the issuer as of June 11, 2007 was approximately $810,000.

The number of shares of common stock of the issuer outstanding as of June 11, 2007 was 427,069.

Transitional Small Business Disclosure Format (check one)  Yes  ☐    No  ☒

THE ST. LAWRENCE SEAWAY CORPORATION

FORM 10-KSB INDEX

PART I

It em 1 – Description of Business.

The St. Lawrence Seaway Corporation (the “Company”) is an Indiana corporation organized on March 31, 1959. Prior to 1998, the Company principally engaged in farming, timber, harvesting and other traditional agricultural activities. The Company is currently engaged in investing in drug development programs and in evaluating other alternatives to its former business, including continuing its evaluation of operating companies for acquisition, merger or investment. Pending any such transaction, the Company will continue its practice of maintaining any cash assets in relatively liquid interest/dividend bearing money market investments. Eventually such assets may be used for an acquisition or for a partial payment of an acquisition or for the commencement of a new business.

Zimmerman Investment. The Company entered into a Stock and Warrant Purchase Agreement (the “Purchase Agreement”) on January 10, 2007 with Bernard Zimmerman & Company, Inc., an investment and merchant banking company (the “Investor”), pursuant to which the Investor has agreed to purchase: (i) 75,000 shares of the Company’s common stock for a total purchase price of $75,000; and (ii) a ten year warrant for a total purchase price of $2,500 which permits the Investor to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Warrant”). The common stock and the Warrant will be sold to the Investor pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The common stock being sold to the Investor will represent approximately 15% of the outstanding common stock of the Company after the common stock investment is made. If the Investor exercises all of the Warrants issued in the Transaction, the Investor would own approximately 43.2% of the issued and outstanding Common Stock of the Company if no other shares are issued.

Under the terms of the Purchase Agreement, and subject to shareholder approval, it is contemplated that the Company will convert to a Delaware corporation immediately prior to the closing and issue all existing stockholders and to holders of certain currently held outstanding options and warrants of current officers and directors who are entitled to receive such distributions upon the exercise of such outstanding instruments (if they exercise their options or warrants before their expiration), on a pro rata basis, a tracking stock evidencing the Company’s medical investments, consisting of the Company’s investments in, and ventures with, New York University School of Medicine and T3 Therapeutics, LLC (the “Development Company”). The tracking stock, to be designated as Class A Common Stock, will be non-voting, non-transferable and held in book entry form only. The Purchase Agreement does not contemplate any issuance of Class A Common Stock to the Investor in connection with the Investor’s acquisition of the Company’s common stock and the Warrant.

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

In January 2002, the Company entered into a Research Funding Agreement with New York University School of Medicine, New York, New York, under which the Company provided funding for the further development of certain NYU medical discoveries and technology, in return for which the Company is entitled to receive license fees from the future commercial uses of such discoveries. Such technology is subject to pending NYU patent applications and generally relates to treatment of certain prostate enlargements and prostate cancers. Under the Research Funding Agreement, the Company agreed to provide research funding of $25,000 for each of eight calendar quarters, in exchange for which the Company is entitled to receive 1.5% of future license revenues from the sale, license or other commercialization of the patents. The first payment was made in connection with the execution of the Research Funding Agreement in January 2002. The Company had the option to provide additional funds for up to three additional years of development, in exchange for which the Company’s share of license revenue from the patents would increase to a maximum of 3.75%. The Company did not exercise this option. Development and commercialization of the patents is highly speculative and subject to numerous scientific, financial, practical and commercial uncertainties. There can be no assurances that the Company will receive any license revenues as a result of this Research Funding Agreement.

In a separate matter, the Company entered into a joint venture agreement as of June 25, 2002 (the “Original Agreements”), under which it has provided development funding to a newly-formed private Delaware limited liability company, the Development Company, for specified drug treatment protocols for thyroid and cardiovascular disease, in exchange for an equity interest in the Development Company. Such treatments are in early stage development and involve the use of novel formulations of hormones, delivered in controlled release formulations. Funding provided by the Company is being used for the purpose of financing development of new formulations of such hormones, and to conduct animal and human clinical trials.

Under the Original Agreement, (i) T3 Therapeutics, Inc. (the “Founder Company”) contributed to the Development Company all of its right, title and interest in the design, development and research of certain medicinal products in exchange for an 87.5% Class A ownership stake in the Development Company, (ii) the Company provided development funding of $750,000 to the Development Company in exchange for a 12.5% preferential Class B ownership stake in the Development Company, and (iii) Mr. Edward Grier, a vice president and director of the Company, was granted an option to purchase 25 Class B units in the Development Company. In connection with the consummation of the transactions contemplated by the Original Agreement, Mr. Grier purchased 25 Class A units in the Development Company from the Founder Company for $150,000, which resulted in the Founder Company having an 85% Class A ownership stake in the Development Company and Mr. Grier having a 2.5% Class A ownership stake in the Development Company. In addition, the Original Agreement provided for a follow-on investment by the Company of an additional $750,000 if certain preliminary FDA testing approvals were secured, with a corresponding increase in the Company’s ownership stake in the Development Company to 25%.

As of November 16, 2005, the Company, the Founder Company and Mr. Grier (together with the Founder Company, the “Other Members”) entered into an Amended and Restated Limited Liability Company Agreement (the “Amendment”) of the Development Company, which amended and restated the Original Agreement to, among other things, provide for satisfaction of any contingent follow-on investment obligation of the Company in exchange for its making a $50,000 investment on or about the time of execution of the Amendment, and for the conversion of all of the Company’s preferential Class B interests in the Development Company (including certain redemption, registration and contingent additional unit rights), as well as all of the interests of Mr. Grier and the Founder Company, into a single non-preferential class of unit interests. The $50,000 follow-on investment increased the Company’s ownership stake in the Development Company to 25%, subject to adjustment and dilution. As of March 31, 2007, the Company’s ownership stake in the Development Company has been diluted to approximately 21.8% upon the issuance by the Development Company of Development Company units to the original patent licensor in exchange for the original patent licensor’s modified royalty agreement with the Development Company. The Development Company has in 2007 sold an additional 5% of its units to outside investors, diluting the Company’s ownership stake in the Development Company to approximately 20.8%. Further dilution of the Company’s ownership stake is expected as the Development Company raises additional capital to fund operations.

If the product is licensed by Development Company to a pharmaceutical partner the Company is entitled to a portion of Development Company’s resulting royalties and progress payments. The amount of ownership and royalties to be received by the Company is subject to adjustment, based upon (i) ownership and license arrangements that the Development Company makes with laboratories that provide research and formulation expertise and products, (ii) development or licensing transactions, or (iii) other sources of financing. Development and commercialization of the treatment protocols is highly speculative and subject to numerous scientific, practical, financial and commercial uncertainties.

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

Item 2 – Description of Property.

At March 31, 2007 and 2006, the Company did not own any real estate.

Item 3 – Legal Proceedings.

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5 – Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information. The Company’s common stock is not currently listed for trading on any exchange. The following table sets forth the high and low sales price for each quarterly period during the fiscal years 2007 and 2006, as reported by the OTC Bulletin Board. The common stock is quoted under the ticker symbol “STLS.OB.” Such price data reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year	Quarter	High	Low
2007	First	$6.85	$1.30
	Second	$4.50	$3.00
	Third	$7.95	$3.00
	Fourth	$4.30	$4.26
2006	First	$1.80	$0.61
	Second	$1.25	$0.80
	Third	$1.20	$0.90
	Fourth	$1.70	$0.90

Number of Stockholders. As of May 9, 2007, there were approximately 1,100 holders of record of the Company’s common stock. This number does not include beneficial owners whose shares are held in “street name.”

Dividends. It is the present policy of the Board of Directors of the Company to retain earnings, if any, to finance the future expansion of the Company. No cash dividends were paid during the fiscal years ended March 31, 2007 and 2006 and no cash dividends are expected to be paid in the future.

Item 6 – Management’s Discussion and Analysis or Plan of Operation.

You should read the following discussion and analysis of the Company’s financial condition and results of operations together with the Company’s financial statements and related notes included elsewhere in this report. The notes to the financial statements set forth the Company’s critical accounting policies, including policies related to asset valuation. These policies are summarized below under “Critical Accounting Policies.”

Results of Operations for the Fiscal Year Ended March 31, 2007 as Compared to the Fiscal Year Ended March 31, 2006.

Interest and dividend income increased by $1,204, or 27.4%, from $4,392 for the fiscal year ended March 31, 2006 to $5,596 for the fiscal year ended March 31, 2007. This increase is a result of higher interest rates on the Company’s cash balances, offset in part by the Company’s lower cash balances during the fiscal year ended March 31, 2007.

Consulting fees were $0 and $0 for the fiscal years ended March 31, 2007 and 2006, respectively. In an effort to conserve cash and reduce operating expenses, consulting payments were curtailed during fiscal 2006.

General and administrative expenses increased by $3,377, or 3.7%, from $91,277 for the fiscal year ended March 31, 2006 to $94,654 for the fiscal year ended March 31, 2007. The increase in general and administrative expenses in the fiscal year ended March 31, 2007 was due primarily to an increase in annual meeting expenses due to the Company’s planned annual meeting on July 10, 2007, partially offset by a reduction in legal expenses.

The following table summarizes the significant component of these expenses, and presents a comparison of such components for the fiscal years ended March 31, 2007 and March 31, 2006:

	For the Fiscal Year Ended March 31,
	2007	2006
Executive compensation, management fees, salaries and employee benefits	$1,210	$1,425
Office rent and operations	1,647	1,821
Stock services, proxy, annual meeting and SEC report compliance	22,294	9,319
Professional fees (accounting & legal)	69,503	78,712
Total	$94,654	$91,277

The Company restated its financial statements for the year ended March 31, 2005, and for the first three quarters of fiscal 2006 for the correction of an error. Upon review of tax basis financial information from the Development Company, it was noted that research and development costs were capitalized for tax purposes. The Company did not adjust the results of Development Company’s operations to expense such costs as incurred in accordance with GAAP. Accordingly, the equity in the loss of the Development Company has been restated to properly reflect its value in accordance with the equity method of accounting. The effect of this change as of March 31 is as follows:

	2006	2005
Reconciliation of Retained Earnings (Deficit):
Beginning retained earnings (March 31, 2005 and 2004) as previously reported	$137,050	$207,768
Adjustment for understatement of equity in the loss of T3 Therapeutics (net of taxes of nil):
2004 adjustment effecting 2005 beginning retained earnings		(35,000)
2005 and 2004 adjustments effecting 2006 beginning retained earnings		(70,000)
Beginning retained earnings, as restated	67,050	172,768
Net loss (as restated in 2005)	(726,885)	(105,718)
Retained earnings (deficit), end of year	$(659,835)	$67,050
Reconciliation of 2005 Net Loss:
Net loss March 31, 2005, as previously reported		$(70,718)
Adjustment of 2005 net income for understatement of equity in the loss of T3 Therapeutics (net of taxes of nil)		(35,000)
Net loss March 31, 2005, as restated		$(105,718)
Loss per share, as originally reported		$(.18)
Loss per share, as restated		$(.27)

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

No income tax was paid for the fiscal years ended March 31, 2007 and March 31, 2006.

The Company is currently evaluating strategic alternatives, including the complete liquidation and dissolution of the Company, and the appropriate timing thereof to afford the Company with an optimum opportunity to find and complete favorable merger or sale agreements with respect to the Company or its assets in an effort to maximize the total return on its shareholders’ investment. On January 10, 2007 the Company entered into a Stock and Warrant Purchase Agreement with Bernard Zimmerman & Company, Inc. (the “Investor”), pursuant to which the Investor has agreed to purchase: (i) 75,000 shares of the Company’s common stock for a total purchase price of $75,000, and (ii) a ten year warrant for a total purchase price of $2,500 which permits the Investor to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share. For additional terms and conditions of the Purchase Agreement (including the proposals to reincorporate in Delaware and to issue a Class A tracking stock) , please see the Company’s Current Report on Form 8-K filed on January 10, 2007 and the Company’s Current Report on Form 8-K filed on April 19, 2007.

Liquidity and Capital Resources. At March 31, 2007, the Company had cash on hand of $69,524, substantially all of which was in cash and money market funds, and net working capital of $32,096. In November 2005, the Company used cash in the amount of $50,000 to make its follow-on investment in the Development Company. On January 31, 2006, Mr. Joel Greenblatt, Chairman of the Company’s Board of Directors exercised an additional warrant to purchase 16,667 shares of the Company’s common stock at an exercise price of $3 per share, which resulted in the Company receiving $50,001, in cash on such date as payment for such shares. Subject to the consummation of the transactions contemplated by the Purchase Agreement, the Company believes it has sufficient capital resources to continue its current business for the next twelve months.

The Company has no commitment for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and expenses relating to its office operations. The Company’s cash requirements for the next twelve months are relatively modest, consisting principally of legal, accounting and other expenses relating to filings required under the Securities Exchange Act of 1934.

The Company paid no cash dividends in the fiscal years ended March 31, 2007 and 2006.

The Company is currently evaluating strategic alternatives, including the complete liquidation and dissolution of the Company, and the appropriate timing thereof to afford the Company with an optimum opportunity to find and complete favorable merger or sale agreements with respect to the Company or its assets in an effort to maximize the total return on its shareholders’ investment. On January 10, 2007 the Company entered into a Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Bernard Zimmerman & Company, Inc. (the “Investor”), pursuant to which the Investor has agreed to purchase: (i) 75,000 shares of the Company’s common stock for a total purchase price of $75,000, and (ii) a ten year warrant for a total purchase price of $2,500 which permits the Investor to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Transaction”). Even if the terms of the Purchase Agreement are approved by the Company’s stockholders, there is a possibility that the Transaction will not close. The Purchase Agreement contains a number of conditions to closing. If one or more of these conditions is not satisfied or waived, then the Transaction may not close. Whether or not the Transaction closes, there may be no distribution of the Class A tracking stock to the Company’s stockholders due to unforeseen circumstances, including, but not limited to, tax liabilities or state or federal securities laws issues related to such issuance, though the Company currently intends to do so immediately after the closing of the Transaction, if approved. For additional terms and conditions of the Purchase Agreement (including the proposals to reincorporate in Delaware and to issue a Class A tracking stock) , please see the Company’s Form 8-K filed on January 10, 2007 and the Company’s Form 8-K filed on April 19, 2007.

The Company does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.

On June 13, 2006, Mr. Greenblatt exercised an additional warrant to purchase 16,667 shares of the Company’s common stock at an exercise price of $3 per share, which resulted in the Company receiving $50,001 in cash on such date as payment for the shares.

Critical Accounting Policies and Estimates. Management’s Discussion and Analysis of Financial Conditions and Results of Operations discusses, among other things, the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those relating to investments, liabilities and operating expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical account policy, among others, affect its more significant judgments and estimates used in the preparation of the financial statements.

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

Recent Accounting Changes and New Accounting Pronouncements. See PART I, Item 7, Financial Statements and accompanying notes thereto.

“Safe harbor” statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” and similar expressions identify forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in any such forward-looking statements, including those mentioned below and those detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These factors include, but are not limited to:

•	the timing and necessity of a complete liquidation and dissolution of the company, if any;

•	the ability to successfully complete development and commercialization of products, including the cost, timing, scope and results of pre-clinical and clinical testing;

•	the ability to successfully complete product research and further development, including animal, pre-clinical and clinical studies;

•	the ability of the developers to manage multiple late stage clinical trials for a variety of product candidates;

•	significant uncertainties and requirements to attain government testing and sales approvals and licenses;

•	the volume and profitability of product sales;

•	changes in existing and potential relationships with financing, corporate or laboratory collaborators;

•	the cost, delivery and quality of clinical and commercial grade materials supplied by contract manufacturers or laboratories;

•	the timing, cost and uncertainty of obtaining regulatory approvals;

•	the ability to obtain substantial additional funding or to enter into development or licensing arrangements with well-funded partners or licensees;

•	the ability to attract manufacturing, sales, distribution and marketing partners and other strategic alliances;

•	the ability to develop and commercialize products before competitors; and

•	the dependence on certain founders and key management members of the developer, or physicians with expertise in the field.

Item 7 – Financial Statements.

Annexed hereto starting on Page 21 of this Form 10-KSB.

Item 8 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 25, 2006, the Company accepted the resignation of its previous independent accountants, Sallee & Company, Inc. (“Previous Accountants”), and on May 25, 2006 engaged Mahoney Sabol & Company, LLP (“New Accountants”) as the Company’s new principal independent registered public accounting firm to audit its financial statements for the fiscal year ended March 31, 2006.

The reports of the Previous Accountants on the Company’s financial statements for each of the Company’s fiscal years ended March 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change independent accountants was approved by the Board of Directors of the Company.

During the fiscal years ended March 31, 2005 and 2004, and through May 25, 2006, the Company had no disagreement with the Previous Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the Previous Accountants, would have caused the Previous Accountants to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements for such fiscal periods.

Item 8A – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chairman of the Board and President and Treasurer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based upon such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting. There has not been any change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B – Other Information

Not applicable.

PART III

Item 9 – Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth in the following table are the names and ages of all persons who were members of the Board of Directors of the Company at March 31, 2007, all positions and offices with the Company held by such persons, their business experience, the period during which they have served as members of the Board of Directors and other directorships in reporting companies held by them.

Directors/ Position in Company	Age	Director Since	Business Experience During Last Five Years	Other Directorships
Jack C. Brown Secretary	87	1959	Retired attorney at Law, Indianapolis, Indiana.	None

Joel M. Greenblatt Chairman of the Board	49	1993	Managing Partner of Gotham Capital III L.P. (“Gotham”) and its predecessors since 1985. Gotham is a private investment partnership which owns securities, equity interests, distressed debt, trade claims and bonds, derivatives and options and warrants of issuers engaged in a variety of businesses.	None

Daniel L. Nir President and Treasurer	46	1993	Managing Partner of Gracie Capital, L.P. since December, 1998; Manager of Sargeant Capital Ventures, LLC since December 1997; Managing Partner of Gotham prior thereto.	None

Edward B. Grier III Vice President	48	1993	Limited Partner of Gracie Capital, L.P. since January 1999; Vice President of Gotham from 1992-1994 and a limited partner of Gotham from January 1, 1995 through December 31, 1998.	None

Directors of the Company were elected by a plurality of the votes cast at the last Annual Meeting of Shareholders. Each Director’s current term of office will expire at the next Annual Meeting of Shareholders or when a successor is duly elected and qualified. The Company did not hold an Annual Meeting of Shareholders during the fiscal year ended March 31, 2006. Executive officers of the Company are elected annually for a term of office expiring at the Board of Directors meeting immediately following the next succeeding Annual Meeting of Shareholders, or until their successors are duly elected and qualified.

While the Company does not have a formal audit committee, the Board of Directors has determined that Mr. Grier meets the requirements adopted by the Securities and Exchange Commission (the “SEC”) for qualification as an “audit committee financial expert”. Mr. Grier, as Vice President of the Company, is not “independent” of the Company as that term is used in the SEC’s proxy rules.

Code of Ethics. The Board of Directors has adopted a Code of Ethics, as defined under the federal securities laws, that applies to all directors and officers of the Company. A copy of the Code of Ethics has been filed with the SEC as Exhibit 14 to the Company’s Annual Report on Form 10-K for 2004.

Section 16(a) Beneficial Ownership Reporting Compliance. Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended March 31, 2007 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2007, no director, officer or beneficial owner of more than 10% of the Company’s equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2007.

Item 10 – Executive Compensation.

Except as noted below, neither the Company’s Chief Executive Officer nor any other executive officers of the Company (collectively the “Named Executives”) received salary, bonus or other annual compensation for rendering services to the Company during the fiscal years ended March 31, 2007, 2006, and 2005.

During the fiscal year ended March 31, 2005, the Company paid to Jack C. Brown, Secretary and a Director, a monthly fee of $500 for administrative services that he renders to the Company. Such fee is on a month to month arrangement. During the fiscal years ended March 31, 2007 and 2006, no such fee was paid in an effort to conserve cash balances and reduce operating expenses.

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

Option/SAR Grants in Fiscal Year Ended March 31, 2007. No options or stock appreciation rights were granted in the fiscal year ended March 31, 2007. On September 20, 2002, the options originally granted to Mr. Brown on June 18, 1983 were amended by extending the expiration date thereof from September 21, 2002 to September 21, 2007.

Aggregated Option/SAR Exercises in Fiscal Year Ended March 31, 2007 and Fiscal Year-End Option/SAR Values. The Company has a stock option plan originally adopted by the shareholders on June 12, 1978, and revised and approved by the shareholders on June 13, 1983, September 21, 1987 and August 28, 1992. The Company currently has one outstanding Stock Option Agreement entered into pursuant to the Plan. The options granted thereunder expire on September 21, 2007. No options were exercised during the fiscal year ended March 31, 2007. The following table presents the value of unexercised options held by Jack C. Brown at fiscal year end. There are currently no outstanding stock appreciation rights.

	(#) Shares Acquired on Exercise	($) Value Realized	Number of Options/SARs at Fiscal Year End		Value of Unexercised in the Money Options/SARs at Fiscal Year End
Name			(#) Exercisable	(#) Unexercisable	($) Exercisable		($) Unexercisable
Joel M. Greenblatt	0	0	0	0	0		0
Daniel L. Nir	0	0	0	0	0		0
Edward B. Grier, III	0	0	0	0	0		0
Jack C. Brown	0	0	15,000	0	$19,500	(1)	0

(1)	Based on the closing sale price of $4.30 on March 20, 2007, the date closest to the fiscal year end on which a trade occurred. The options have an exercise price of $3.00 per share.

Long-Term Incentive Plans - Awards in Fiscal Year Ended March 31, 2007. Not applicable.

Compensation of Directors. The By-laws of the Company provide for Directors to receive a fee of $100 for each meeting of the Board of Directors which they attend plus reimbursement for reasonable travel expense. No fees were paid to Directors for meetings in fiscal year 2007.

Compensation Committee Interlock and Insider Participation. The Board of Directors does not have any standing audit, nominating or compensation committees or any other committees performing similar functions. Therefore, there are no relationships or transactions involving members of the Compensation Committee during the fiscal year ended March 31, 2007 required to be reported pursuant to Item 402(j) of Regulation S-B.

Item 11 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners. The following table sets forth as of June 11, 2007, with respect to the persons known to us to be the beneficial owners of 5% or more of the Company’s common stock. We know of no person, other than those listed in the Management’s Shareholdings Table, below, who owns more than 5% of the Company’s common stock.

PRINCIPAL SHAREHOLDERS TABLE

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Ronald Alan Zlatniski 731 Prince Road Greensboro, NC 27455	40,663	9.5%

No other person or group has reported that it is the beneficial owner of more than 5% of the outstanding common stock of the Company.

Security Ownership of Management. The following table sets forth information as of June 11, 2007 with respect to the beneficial share ownership of the Company’s directors and executive officers, and of all directors and officers as a group.

MANAGEMENT’S SHAREHOLDINGS TABLE

Common	Joel M. Greenblatt 100 Jericho Quadrangle Suite 212 Jericho, NY 11753	93,750	[1,3]	20.5%

Common	Daniel L. Nir 100 Jericho Quadrangle Suite 212 Jericho, NY 11753	56,250	[2,3]	12.1%

Common	Jack C. Brown 320 N. Meridian St. Suite 818 Indianapolis, IN 46204	20,456	[4]	4.6%

Common	Edward B. Grier III 100 Jericho Quadrangle Suite 212 Jericho, NY 11753	0		*

Common	All directors and officers as a group (4 persons)	170,456	[1,2,4]	33.5%

*	Less than 1%
[1]	Includes 29,166 shares subject to a currently exercisable common stock warrant transferred from the Windward Group L.L.C.
[2]	Includes 37,500 shares subject to a currently exercisable common stock warrant transferred from the Windward Group L.L.C.
[3]

On January 30, 2006, Windward Group L.L.C. was dissolved and the Company’s common stock and stock warrants owned by it were distributed to its members, Joel M. Greenblatt and Daniel L. Nir, at a ratio of 62.5% and 37.5%, respectively. After the dissolution on January 30, 2006, Mr. Greenblatt owned 31,250 shares of the Company’s common stock and a then currently exercisable warrant to purchase 62,500 shares of the Company’s common stock, and Mr. Nir owned 18,750 shares of the Company’s common stock and a currently exercisable warrant to purchase 37,500 shares of the Company’s common stock. Mr. Greenblatt exercised his common stock warrant to purchase 16,667 shares of the Company’s common stock on January 31, 2006 and another 16,667 shares on June 13, 2006, bringing his holdings to 64,584 shares of common stock and a warrant to purchase 29,166 shares of common stock.

[4]	Includes 15,000 shares subject to currently exercisable stock options granted on June 11, 1983, as amended, and expiring on September 21, 2007, with a per share exercise price of $3.00.

Securities Authorized for Issuance Under Equity Compensation Plan

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a)) (c)
Equity compensation plans approved by security holders	15,000	$3.00	—
Equity compensation plans not approved by security holders	—	—	—

Item 12 – Certain Relationships and Related Transactions.

On June 25, 2002, the Company entered into a joint venture agreement under which the Company provided development funding in an initial amount of $750,000 to a newly-formed private limited liability company, T3 Therapeutics, LLC (the “Development Company”) in exchange for a 12.5% ownership interest in the Development Company. The agreement provided for a follow-on contribution of an additional $750,000 if certain preliminary FDA testing approvals were secured with a corresponding increase in the Company ‘s ownership stake to 25% of the Development Company. The Company and the Development Company have mutually agreed to cancel the additional investment requirement of $750,000. Edward B. Grier, Vice President and a Director of the Company, has agreed to serve as the Company’s representative to the Development Company and has authority to act on the Company’s behalf with respect to the business and affairs of the Development Company. Mr. Grier has been granted an option by the Development Company to purchase up to 25 Class B Units of the Development Company at a price per unit of $6,000. The strike price of the option was calculated based on the price per unit paid by the Company. Due to the nature of the investment and the uncertainties inherent in the development and commercialization of the treatment protocols by the Development Company, no meaningful value can be assigned to the option. The option was exercisable upon grant and expires, to the extent it has not been exercised or sooner terminated, on June 25, 2012. If Mr. Grier resigns voluntarily as the Company’s representative or is removed by the Company from that position without cause, the option shall remain exercisable for a period of one year from the date of resignation or removal, and then shall terminate. If Mr. Grier ceases to be the Company’s representative by reason of death or disability, the option shall remain exercisable for a period of six months following his death or disability, and then shall terminate. If Mr. Grier is removed as representative for cause, the option shall immediately terminate. In addition, at the time of the Company’s investment, Mr. Grier purchased 25 Class A Units of the Development Company from existing unitholders for $150,000, or $6,000 per Class A Unit.

On September 20, 2002, the Stock Warrant held by Windward Group L.L.C. for the purchase of 100,000 shares of common stock at $3.00 per share, which was to expire on September 21, 2002, was extended by the Board of Directors for an additional five years, such that it now expires on September 21, 2007. Mr. Nir and Mr. Greenblatt had membership interests in the Windward Group. On January 30, 2006, Windward Group L.L.C. was dissolved and the Company’s common stock and stock warrants owned by it were distributed to its members, Joel M. Greenblatt and Daniel L. Nir, at a ratio of 62.5% and 37.5%, respectively.

No options or stock appreciation rights were granted in the fiscal year ended March 31, 2007. On September 20, 2002, the options originally granted to Mr. Brown on June 18, 1983 were amended by extending the expiration date thereof from September 21, 2002 to September 21, 2007.

Item 13 – Exhibits.

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

(iv) Airport Farm Property Option and Sale Agreement, dated March 25, 1993 (incorporated by reference to Form 10-K for the Fiscal Year ended March 31, 1993 (“the 1993 10-K”)).

(v) Amendment No. 1 to Stock Option Agreement between The St. Lawrence Seaway Corporation and Jack C. Brown dated August 28, 1992 (incorporated by reference to the 1993 10-K).

(v)(a) Amendment to Stock Option Agreement dated September 15, 1997 (incorporated by reference to Form 10-K for the fiscal year ended March 31, 1998 (the “1998 10-K.”)).

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

(xiii) Stock and Warrant Purchase Agreement by and between the Company and Bernard Zimmerman & Company, Inc. dated as of January 10, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 10, 2007).

(xiv) Letter Agreement by and between the Company and Bernard Zimmerman & Company, Inc. dated as of April 16, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 18, 2007).

(xv) Letter Agreement by and between the Company and Bernard Zimmerman & Company, Inc. dated as of April 18, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 18, 2007).

(14)	Code of Ethics (incorporated by reference to Exhibit 14 to the 2004 10-K).

(16)	Letter on change in The St. Lawrence Seaway Corporation’s certifying accountant (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed June 1, 2006).

(31.1)	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(32.2)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

Item 14 – Principal Accountant Fees and Services.

The independent auditor for the Company for the fiscal years ended March 31, 2007 and 2006 is the firm of Mahoney Sabol & Company, LLP.

The following aggregate fees were billed to the Company for professional services rendered by its independent auditors for the fiscal years ended March 31, 2007 and 2006:

	2007	2006
Audit Fees:	$7,000	$11,400

Audit-Related Fees:	$5,512	$4,000

Tax Fees:	—	$1,200

All Other Fees:	—	—

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

THE ST. LAWRENCE SEAWAY CORPORATION

By:	/s/ Daniel L. Nir
Daniel L. Nir
President, Treasurer and Director

Date:	June 27, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Daniel L. Nir	President, Treasurer and Director	June 27, 2007
Daniel L. Nir
(Principal Financial and Accounting Officer)

/s/ Joel M. Greenblatt	Chairman of the Board, and Director	June 27, 2007
Joel M. Greenblatt
(Principal Executive Officer)

/s/ Jack C. Brown	Secretary and Director	June 27, 2007
Jack C. Brown

/s/ Edward B. Grier III	Director	June 27, 2007
Edward B. Grier III

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of The St. Lawrence Seaway Corporation

Indianapolis, Indiana

We have audited the accompanying balance sheets of The St. Lawrence Seaway Corporation (the Company) as of March 31, 2007 and 2006, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The St. Lawrence Seaway Corporation as of March 31, 2007 and 2006 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and may require additional capital during fiscal 2008 to fund continuing operations. These items raise substantial doubt about the Company’s ability to continue as a going concern through March 31, 2008. Management’s plans in regards to these matters are also described in Notes 1 and 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mahoney Sabol & Company, LLP

Certified Public Accountants

Glastonbury, Connecticut

June 25, 2007

THE ST. LAWRENCE SEAWAY CORPORATION

BALANCE SHEETS

MARCH 31, 2007 AND 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$69,524	$122,978
Interest and other receivables	133	175

Total current assets	69,657	123,153
Other assets:
T3 Therapeutics– Note 6	83,400	90,000

Total assets	$153,057	$213,153

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$37,561	$52,000

Total current liabilities	37,561	52,000
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share; 4,000,000 authorized, 427,069 and 410,402 issued and outstanding at March 31, 2007 and 2006, respectively	427,069	410,402
Additional paid-in capital	443,920	410,586
Retained earnings (deficit)	(755,493)	(659,835)

Total shareholders’ equity	115,496	161,153

Total liabilities and shareholders’ equity	$153,057	$213,153

The accompanying notes are an integral part of these financial statements.

THE ST. LAWRENCE SEAWAY CORPORATION

STATEMENTS OF OPERATIONS

YEARS ENDED MARCH 31, 2007 AND 2006

	YEARS ENDED MARCH 31,
	2007	2006
Revenues:
Interest and dividends	$5,596	$4,392

Total revenues	5,596	4,392
Operating costs and expenses:
Consulting fees-Note 3	0	0
Equity in loss of T3 Therapeutics – Note 6	6,600	10,000
General and administrative	94,654	91,277

Total operating expenses	101,254	101,277

Other income (expense):
Impairment loss – T3 Therapeutics —Note 6	0	630,000

Income (loss) before tax provision	(95,658)	(726,885)
Provision for income taxes/(tax benefit)	0	0

Net income (loss)	$(95,658)	$(726,885)

Per Share Data:

Weighted average number of common shares outstanding
Basic	423,736	396,429

Diluted	446,531	396,429

Basic earnings per share:
Income (loss) per share basic	$(.23)	$(1.83)

Income (loss) per share diluted	$(.21)	$(1.83)

The accompanying notes are an integral part of these financial statements.

THE ST. LAWRENCE SEAWAY CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED MARCH 31, 2007 AND 2006

	Common Stock	Paid-in Capital	Retained Earnings (Deficit)
Balances at March 31, 2004 (as previously reported)	$393,735	$377,252	$207,768

Adjustment for equity in T3 Therapeutics			(35,000)

Balances at March 31, 2004 (as restated)	393,735	377,252	172,768

Net loss for 2005			(105,718)

Balances at March 31, 2005, (as restated)	393,735	377,252	67,050

Exercise of Warrant	16,667	33,334
Net loss for 2006			(726,885)

Balances at March 31, 2006	$410,402	$410,586	$(659,835)

Exercise of Warrant	16,667	33,334

Net loss for 2007			(95,658)

Balances at March 31, 2007	$427,069	$443,920	$(755,493)

The accompanying notes are an integral part of these financial statements.

THE ST. LAWRENCE SEAWAY CORPORATION

STATEMENTS OF CASH FLOW

YEARS ENDED MARCH 31, 2006 AND 2005

	YEARS ENDED MARCH 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(95,658)	$(726,885)
Adjustments to reconcile net income to net cash from operating activities:
Equity in loss of T3 Therapeutics	6,600	10,000
Impairment loss – T3 Therapeutics	0	630,000
(Increase) decrease in current assets:
Other receivables	42	(94)
Increase in current liabilities:
Accounts payable and accrued expenses	(14,439)	33,083

Net cash from operating activities	(103,455)	(53,896)

Cash flows from investing activities:
T3 Therapeutics	0	(50,000)

Net cash from investing activities	0	(50,000)
Cash flows from financing activities:
Exercise of stock warrant	50,001	50,001

Net cash from financing activities	50,001	50,001
Net decrease in cash and cash equivalents	(53,454)	(53,895)
Cash and cash equivalents, beginning	122,978	176,873

Cash and cash equivalents, ending	$69,524	$122,978

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expenses	$—	$—

The accompanying notes are an integral part of these financial statements.

THE ST. LAWRENCE SEAWAY CORPORATION

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accompanying policies observed in the preparation of the financial statements for The St. Lawrence Seaway Corporation (the “Company”).

BASIS OF PRESENTATION:

The accounts are maintained on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America for financial statement purposes. Under this method, revenue is recognized when earned and expenses are recognized when incurred.

GOING CONCERN:

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses of $95,568 and $726,885 for the years ended March 31, 2007 and 2006, respectively. These losses have significantly weakened the Company’s financial condition and its ability to meet current operating expenses. In addition, the Company’s working capital has decreased $39,057 to $32,096 at March 31, 2007 and $71,153 at March 31, 2006. The appropriateness of using the going concern basis is dependent on, among other things, the Company’s ability to raise additional capital to fund operating losses, and further reduce operating expenses. The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through March 31, 2008. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

EARNINGS PER SHARE:

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Basic and diluted income (loss) per common share was calculated using the following number of shares:

	2007	2006
Average shares outstanding—basic	423,736	396,429

Diluted shares	446,531	396,429

THE ST. LAWRENCE SEAWAY CORPORATION

INCOME TAXES:

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the Statement of Financial Accounting Standards No. 109 (SFAS 109) “Accounting for Income Taxes.” This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax return and financial statement reporting bases of certain assets and liabilities.

No material deferred tax benefits or liabilities exist as of the dates of the balance sheets.

CASH AND CASH EQUIVALENTS:

The Company has defined cash as including cash on hand and cash in interest bearing and non-interest bearing operating bank accounts. Highly liquid instruments purchased with original maturities of three months or less are considered to be cash equivalents.

The Company maintains cash balances at two financial institutions (a bank and a brokerage firm). The bank accounts is insured by the Federal Deposit Insurance Corporation (FDIC) for balances up to $100,000. The brokerage account is not insured. At various times throughout the year, cash balances exceeded FDIC limits. At March 31, 2007 and 2006, the Company had uninsured cash balances totaling $68,911 and $122,971 respectively.

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

RESTATEMENT:

The Company restated its financial statements for the year ended March 31, 2005, and for the first three quarters of fiscal 2006 for the correction of an error. Upon review of tax basis financial information from the Development Company, it was noted that research and development costs were capitalized for tax purposes. The Company did not adjust the results of T3 Therapeutics, LLC (the “Development Company”) operations to expense such costs as incurred in accordance with GAAP. Accordingly, the equity in the loss of the Development Company has been restated to properly reflect its value in accordance with the equity method of accounting. The effect of this change as of March 31 is as follows:

THE ST. LAWRENCE SEAWAY CORPORATION

	2006	2005
Reconciliation of Retained Earnings (Deficit):
Beginning retained earnings (March 31, 2005 and 2004) as previously reported	$137,050	$207,768
Adjustment for understatement of equity in the loss of T3 Therapeutics (net of taxes of nil):
2004 adjustment effecting 2005 beginning retained earnings		(35,000)
2005 and 2004 adjustments effecting 2006 beginning retained earnings	(70,000)
Beginning retained earnings, as restated	67,050	172,768
Net loss (as restated in 2005)	(726,885)	(105,718)
Retained earnings (deficit), end of year	$(659,835)	$67,050

THE ST. LAWRENCE SEAWAY CORPORATION

	2006	2005
Reconciliation of 2005 Net Loss:

Net loss March 31, 2005, as previously reported		$(70,718)

Adjustment of 2005 net income for understatement of equity in the loss of T3 Therapeutics (net of taxes of nil)		(35,000)

Net loss March 31, 2005, as restated		$(105,718)

Loss per share, as originally reported		$(.18)

Loss per share, as restated		$(.27)

CONCENTRATIONS OF CREDIT RISK:

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS no. 107, “Fair Value of Financial Instruments”, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company’s financial instruments (cash and cash equivalents) approximate their fair value because of the short maturity of these instruments.

STOCK BASED COMPENSATION:

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the Company, this statement was effective as of April 1, 2006. The Company adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and, based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date that remain unvested on the effective date. The Company was not required to record any expenses under SFAS 123(R) for share based awards currently outstanding. However, the amount of expense recorded under SFAS 123(R) will depend upon the number of share based awards granted in the future and their valuation.

THE ST. LAWRENCE SEAWAY CORPORATION

NOTE 2. SHAREHOLDERS’ EQUITY

The Company, as of March 31, 2007, had a common stock warrant outstanding for the purchase of 66,666 shares of common stock at $3.00 per share. The warrant was originally issued in connection with the sale by the Company of 50,000 shares of common stock during 1986 to Bernard Zimmerman & Co. Inc. The warrant and common stock were subsequently sold and transferred to The Windward Group, L.L.C. (formerly Industrial Development Partners), pursuant to an agreement dated September 30, 1993. The warrant expires on September 21, 2007.

On January 30, 2006, Windward Group L.L.C. was dissolved and the Company’s common stock and stock warrants owned by it were distributed to its members, Joel M. Greenblatt and Daniel L. Nir, at a ratio of 62.5% and 37.5%, respectively. After the dissolution on January 30, 2006, Mr. Greenblatt owned a currently exercisable warrant to purchase 62,500 shares of the Company’s common stock, and Mr. Nir owned a currently exercisable warrant to purchase 37,500 shares of the Company’s common stock. On January 31, 2006 and on June 13, 2006 Mr. Greenblatt, Chairman of the Company’s Board of Directors, exercised warrants to purchase 16,667 shares of the Company’s common stock at an exercise price of $3 per share, which resulted in the Company receiving $50,001, in cash on such dates as payment for such shares.

The Company has a stock option plan originally adopted by the shareholders on June 12, 1978, and revised and approved by the shareholders on June 13, 1983, September 21, 1987 and August 28, 1992. The Company currently has one outstanding Stock Option Agreement entered into pursuant to the Plan. On September 20, 2002, the options originally granted to Jack C. Brown on June 18, 1983 were amended by extending the expiration date thereof from September 21, 2002 to September 21, 2007. No options were granted or exercised in the fiscal years ended March 31, 2007 and 2006. As of March 31, 2007 and 2006, there were 15,000 shares outstanding, with a weighted average life remaining of .5 and 1.5 years, respectively. There are currently no outstanding stock appreciation rights.

The Company has 4,000,000 authorized $1 par value common shares. As of March 31, 2007 and 2006, there were 427,069 and 410,402 common shares issued and outstanding, respectively. In addition, the company did not declare or pay any dividends during the fiscal years ended March 31, 2007 or 2006.

THE ST. LAWRENCE SEAWAY CORPORATION

NOTE 3. RELATED PARTIES

During the fiscal years ending March 31, 2007 and 2006, the Company paid to Jack C. Brown, Secretary and a Director, no annual administrative fees.

NOTE 4. INCOME TAXES

At March 31, 2007, the Company had approximately $740,000 in loss carry forwards. If not used, these carry forwards will begin to expire in 2014. No tax benefits have been recognized in these financial statements. Provisions for any deferred federal and state tax liabilities are immaterial to these financial statements.

NOTE 5. RESEARCH INVESTMENTS

The Company entered into a Research Funding Agreement with New York University School of Medicine, New York, New York, under which the Company provided funding for the further development of certain NYU medical discoveries and technology, in return for which the Company is entitled to receive license fees from the future commercial uses of such discoveries. Such technology is subject to pending NYU patent applications and generally relates to treatment of certain prostate enlargements and prostate cancers. Under the Research Funding Agreement, the Company agreed to provide research funding of $25,000 for each of eight calendar quarters, in exchange for which the Company is entitled to receive 1.5% of future license revenues from the sale, license or other commercialization of the patents. The first payment was made in connection with the execution of the Research Funding Agreement in January 2002. The Company had the option to provide additional funds for up to three additional years of development, in exchange for which the Company’s share of license revenue from the patents would increase to a maximum of 3.75%. The Company did not exercise this option. Development and commercialization of the patents are highly speculative and subject to numerous scientific, financial, practical and commercial uncertainties. There can be no assurances that the Company will receive any license revenues as a result of its investment.

NOTE 6. T3 THERAPEUTICS INVESTMENT

As of June 25, 2002, the Company entered into a joint venture agreement (the “Original Agreement”) under which it has provided development funding to a newly-formed private limited liability company, T3 Therapeutics, LLC, a Delaware limited liability company (the “Development Company”), for specified drug treatment protocols for thyroid and cardiovascular disease, in exchange for an equity interest in the Development Company. Such treatments are in early stage development and involve the use of novel formulations of hormones, delivered in controlled release formulations. Funding provided by the Company is being used for the purpose of financing development of new formulations of such hormones, and to conduct animal and human clinical trials.

Under the Original Agreement, (i) the T3 Therapeutics, Inc. (the “Founder Company”) contributed to the Development Company all of its right, title and interest in the design, development and research of certain medicinal products in exchange for an 87.5% Class A ownership stake in the Development Company, (ii) the Company provided development funding of $750,000 to the Development Company in exchange for a 12.5% preferential Class B ownership stake in the Development Company, and (iii) Mr. Edward Grier, a vice president and director of the Company, was granted an option to purchase 25 Class B units in the Development Company. In connection with the consummation of the transactions contemplated by the

THE ST. LAWRENCE SEAWAY CORPORATION

Original Agreement, Mr. Grier purchased 25 Class A units in the Development Company from the Founder Company for $150,000, which resulted in the Founder Company having an 85% Class A ownership stake in the Development Company and Mr. Grier having a 2.5% Class A ownership stake in the Development Company. In addition, the Original Agreement provided for a follow-on investment by the Company of an additional $750,000 if certain preliminary FDA testing approvals were secured, with a corresponding increase in the Company’s ownership stake in the Development Company to 25%.

As of November 16, 2005, the Company, the Founder Company and Mr. Grier (together with the Founder Company, the “Other Members”) entered into an Amended and Restated Limited Liability Company Agreement (the “Amendment”) of the Development Company, which amended and restated the Original Agreement to, among other things, provide for satisfaction of any contingent follow-on investment obligation of the Company in exchange for its making a $50,000 investment on or about the time of execution of the Amendment, and for the conversion of all of the Company’s preferential Class B interests in the Development Company (including certain redemption, registration and contingent additional unit rights), as well as all of the interests of Mr. Grier and the Founder Company, into a single non-preferential class of unit interests. The $50,000 follow-on investment increased the Company’s ownership stake in the Development Company to 25%, subject to adjustment and dilution. The Company’s ownership stake in the Development Company has been diluted to approximately 21.8% upon the issuance by the Development Company of Development Company units to the original patent licensor in exchange for the original patent licensor’s modified royalty agreement with the Development Company. The Development Company has in 2007 sold an additional 5% of its units to outside investors, diluting the Company’s ownership stake in the Development Company to approximately 20.8%. Further dilution of the Company’s ownership stake is expected as the Development Company raises capital to fund operations.

Prior to the follow-on investment noted above, the Company carried the investment at the March 31, 2005 restated value of $680,000. As the $50,000 investment increased the Company’s equity share by 12.5% (prior to subsequent dilution noted above), the Company reviewed the original 12.5% investment for impairment, and concluded that the original investment should be reduced to equal the value of the follow-on investment. As such, the Company recorded a loss on the other than temporary decline in the value of its original investment balance. Accordingly, an impairment loss of $630,000 was recorded during the fiscal year ended March 31, 2006. A reconciliation of the investment account is as follows:

THE ST. LAWRENCE SEAWAY CORPORATION

Balance March 1, 2005 (as restated)	$680,000
Add: Follow-on investment, November 16, 2005	50,000

Subtotal	730,000
Less:
Impairment loss	630,000
Equity in loss	10,000

Balance, March 31, 2006	$90,000
Equity in loss	6,600

Balance, March 31, 2007	$83,400

If the product is licensed by Development Company to a pharmaceutical partner the Company is entitled to a portion of Development Company’s resulting royalties and progress payments. The amount of ownership and royalties to be received by the Company is subject to adjustment, based upon (i) ownership and license arrangements that the Development Company makes with laboratories that provide research and formulation expertise and products, (ii) development or licensing transactions, or (iii) other sources of financing. Development and commercialization of the treatment protocols is highly speculative and subject to numerous scientific, practical, financial and commercial uncertainties.

As of the conversion, Mr. Grier was a 2.5% Member of the Development Company and had an option to purchase an approximate 2.5% (25 units) additional ownership stake in the Development Company.

NOTE 7 – PURCHASE AGREEMENT:

The Company entered into a Stock and Warrant Purchase Agreement (the “Purchase Agreement”) on January 10, 2007 with Bernard Zimmerman & Company, Inc., an investment and merchant banking company (the “Investor”), pursuant to which the Investor has agreed to purchase: (i) 75,000 shares of the Company’s common stock for a total purchase price of $75,000; and (ii) a ten year warrant (the “Warrant”) for a total purchase price of $2,500 which permits the Investor to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Transaction “). The common stock and the Warrant will be sold to the Investor pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The common stock being sold to the Investor will represent approximately 15% of the outstanding common stock of the Company after the closing of the Transaction . If the Investor exercises all of the Warrants issued in the Transaction, the Investor would own approximately 43.2% of the issued and outstanding Common Stock of the Company if no other shares are issued.

Under the terms of the Purchase Agreement, and subject to shareholder approval, it is contemplated that the Company will convert to a Delaware corporation immediately prior to the closing and issue all existing stockholders and to holders of certain currently held outstanding options and warrants of current officers

THE ST. LAWRENCE SEAWAY CORPORATION

and directors who are entitled to receive such distributions upon the exercise of such outstanding instruments (if they exercise their options or warrants before their expiration), on a pro rata basis, a tracking stock evidencing the Company’s investments in, and ventures with, New York University School of Medicine and T3 Therapeutics, LLC (the “Development Company”). The tracking stock, to be designated as Class A Common Stock, will be non-certificated, non-voting, non-transferable and held in book entry form only. The Purchase Agreement does not contemplate any issuance of Class A Common Stock to the Investor in connection with the Investor’s acquisition of the Company’s common stock and the Warrant. As of March 31, 2007, the Purchase Agreement had not been ratified by shareholder vote.

Even if the terms of the Purchase Agreement are approved by the Company’s stockholders, there is a risk that the transaction will not close. The Purchase Agreement contains a number of conditions to closing. If one or more of these conditions is not satisfied or waived, then the Transaction may not close. Whether or not the Transaction closes, there may be no distribution of the Class A tracking stock to the Company’s stockholders due to unforeseen circumstances, including, but not limited to, tax liabilities or state or federal securities laws issues related to the issuance, though the Company currently intends to do so immediately after the closing of the Transaction, if approved.