Form 10QSB
period 2007-06-30
ST LAWRENCE SEAWAY CORP
filed 2007-08-13
CIK 86264

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007
                                                -------------


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ____________ to ____________


                        Commission File Number 000-02040

                       THE ST. LAWRENCE SEAWAY CORPORATION
                       -----------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            INDIANA                                      35-1038443
            -------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                      Hanna II, Suite P, 6011 E. Hanna Ave.
                           Beech Grove, Indiana 46203
                           --------------------------
                    (Address of principal executive offices)

                                 (317) 639-5292
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   |X|                  No   |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes   |_|                  No   |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                                  Outstanding at August 8, 2007
            -----                                  -----------------------------
Common Stock, $1.00 par value                                 427,069

Transitional Small Business Disclosure Format (check one):  Yes  |_|     No  |X|

================================================================================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                FORM 10-QSB INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1.  Financial Statements

     Balance Sheets - June 30, 2007 (unaudited) and March 31, 2007............3

     Statements of Operations - Three months ended June 30, 2007 and 2006 (unaudited).....................................................4

     Statements of Cash Flows - Three months ended June 30, 2007 and 2006 (unaudited).....................................................5

     Notes to Financial Statements - June 30, 2007.........................6-10

Item 2.  Management's Discussion and Analysis or Plan of Operation........10-13

Item 3.  Controls and Procedures.............................................13

PART II.  OTHER INFORMATION..................................................14

SIGNATURE....................................................................15

PART I.  FINANCIAL INFORMATION
------------------------------

                       THE ST. LAWRENCE SEAWAY CORPORATION
                                 BALANCE SHEETS

                  JUNE 30, 2007 (UNAUDITED) AND MARCH 31, 2007

                                                                            At June 30,      At March 31,
                                                                               2007              2007
                                                                  ---------------------------------------
                                                                            (unaudited)        (audited)
                                    ASSETS

Current assets:
   Cash and cash equivalents                                     $              53,175            69,524
   Interest and other receivables                                                   99               133
                                                                  ---------------------------------------
     Total Current Assets                                                       53,274            69,657


Other assets:
   T3 Therapeutics                                                              83,400            83,400
                                                                  ---------------------------------------
Total Assets                                                     $             136,674           153,057
                                                                  =======================================

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable & accrued expenses                           $              35,626            37,561
                                                                  ---------------------------------------
Total Current Liabilities                                                       35,626            37,561


Shareholders' equity:
   Common stock, par value $1 per share;
   4,000,000 authorized, 427,069 issued
     and outstanding at the respective dates                                   427,069           427,069
   Additional paid-in capital                                                  443,920           443,920
   Retained earnings (deficit)                                   $            (769,941)         (755,493)
                                                                  ---------------------------------------
Total Shareholders' Equity                                                     101,048           115,496
                                                                  ---------------------------------------
Total Liabilities and Shareholders' Equity                       $             136,674           153,057
                                                                  =======================================

                       THE ST. LAWRENCE SEAWAY CORPORATION
                 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                             JUNE 30, 2007 AND 2006

                                   (UNAUDITED)

                                                                              For the Three Months Ended
                                                                  ---------------------------------------
                                                                              June 30,          June 30,
                                                                                2007              2006
                                                                  ---------------------------------------
Revenues:
   Interest and dividends                                        $                 651             1,354
                                                                  ---------------------------------------
Total revenues                                                                     651             1,354


Operating costs and expenses:
   General and administrative                                                   15,099            22,711
                                                                  ---------------------------------------
Total operating expenses                                                        15,099            22,711


Income (Loss) before tax provision                                             (14,448)          (21,357)
   Provision for income taxes                                                        0                 0
                                                                  ---------------------------------------
Net income (loss)                                                $             (14,448)          (21,357)
                                                                  =======================================


Per share data:
   Weighted average number
     of common shares outstanding - Basic                                      427,069           413,699
                                                                  ---------------------------------------
                       Diluted                                                 434,040           428,789

Earnings per share:
   Basic and Diluted                                                            ($0.03)           ($0.05)
                                                                  =======================================

                       THE ST. LAWRENCE SEAWAY CORPORATION
               STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                             JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

                                                                              For the Three Months Ended
                                                                              June 30,          June 30,
                                                                                2007              2006
                                                                  ---------------------------------------
Cash flows from operating activities:
Net Income (Loss)                                                $             (14,448)          (21,357)
Adjustments to reconcile net income to
   net cash from operating activities
(Increase) Decrease in current assets:
   Interest and other receivables                                                   34               (84)
(Decrease) Increase in current liabilities:
   Accounts payable                                                             (1,935)           14,026
                                                                  ---------------------------------------
      Net cash from operating activities                                       (16,349)           (7,415)



                                                                  ---------------------------------------
      Net cash from investing activities                                             0                 0

Cash flows from financing activities
    Exercise of stock warrant                                                        0            50,001
                                                                  ---------------------------------------
      Net cash from financing activities                                             0            50,001

Net increase (decrease) in cash and cash equivalents                           (16,349)           42,586

Cash and cash equivalents, beginning                                            69,524           122,978
                                                                  ---------------------------------------
Cash and cash equivalents, ending                                $              53,175           165,564
                                                                  =======================================

Supplemental disclosures of cash flow information:

   Cash paid for income taxes                                                        0                 0
   Cash paid for interest expense                                                    0                 0

                      THE ST. LAWRENCE SEAWAY CORPORATION
                       NOTES TO THE FINANCIAL STATEMENTS
                                 JUNE 30, 2007
                                  (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2007.

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

NOTE B -- EARNINGS PER SHARE

Basic and diluted earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding under the treasury stock method. Common stock equivalents include all common stock options and warrants outstanding during each of the periods presented.

NOTE C -- NYU RESEARCH INVESTMENT

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

NOTE D -- T3 THERAPEUTICS INVESTMENT

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

As of November 16, 2005, the Company, the Founder Company and Mr. Grier (together with the Founder Company, the "Other Members") entered into an Amended and Restated Limited Liability Company Agreement (the "Amendment") of the Development Company, which amended and restated the Original Agreement to, among other things, provide for satisfaction of any contingent follow-on investment obligation of the Company in exchange for its making a $50,000 investment on or about the time of execution of the Amendment, and for the conversion of all of the Company's preferential Class B interests in the Development Company (including certain redemption, registration and contingent additional unit rights), as well as all of the interests of Mr. Grier and the Founder Company, into a single non-preferential class of unit interests. The $50,000 follow-on investment increased the Company's ownership stake in the Development Company to 25%, subject to adjustment and dilution. As of March 31, 2007, the Company's ownership stake in the Development Company has been diluted to approximately 21.8% upon the issuance by the Development Company of Development Company units to the original patent licensor in exchange for the original patent licensor's modified royalty agreement with the Development Company. The Development Company has in 2007 sold an additional 5% of its units to outside investors, diluting the Company's ownership stake in the Development Company to approximately 20.8%. Further dilution of the Company's ownership stake is expected as the Development Company raises capital to fund operations.

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

Balance March 1, 2005 (as restated)                              $ 680,000

Add: Follow-on investment, November 16, 2005                        50,000
                                                                 ---------
Subtotal                                                           730,000

Less:

Impairment loss                                                    630,000

Equity in Loss                                                      16,600
                                                                 ---------
Balance, June 30, 2007                                           $  83,400
                                                                 =========

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

NOTE E -- NEW ACCOUNTING POLICY - SHARE BASED AWARDS

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

The Company has not issued any new share based payments during the quarter ended June 30, 2007. In addition, based on analysis of all share-based payments issued prior to April 1, 2006, it was determined the adoption of SFAS 123R was immaterial in nature for both periods ended June 30, 2007 and 2006. Accordingly, the Company has not recorded any compensation cost for the three months ended June 30, 2007.

NOTE F -- SUBSEQUENT EVENT

The Company entered into a Stock and Warrant Purchase Agreement (the "Purchase Agreement") as of January 10, 2007, as amended on April 16, 2007 and April 18, 2007, with Bernard Zimmerman & Company, Inc., an investment and merchant banking company (the "Investor"), pursuant to which the Investor has agreed to purchase:
(i) 75,000 shares of the Company's common stock for a total purchase price of $75,000; and (ii) a ten year warrant for a total purchase price of $2,500 which permits the Investor to purchase up to 250,000 shares of the Company's common stock at an exercise price of $1.00 per share (the "Warrant"). The common stock and the Warrant will be sold to the Investor pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The common stock being sold to the Investor will represent approximately 15% of the outstanding common stock of the Company after the common stock investment is made.

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

There is a possibility that the transactions contemplated by the Purchase Agreement (the "Transactions") will not close. The Purchase Agreement contains a number of conditions to closing. If one or more of these conditions is not satisfied or waived, then the Transactions may not close. Whether or not the Transactions close, there may be no distribution of the tracking stock to the Company's stockholders due to unforeseen circumstances, including, but not limited to, tax liabilities or state or federal securities laws issues related to such issuance, though the Company currently intends to do so immediately after the closing of the Transactions. For additional terms and conditions of the Purchase Agreement (including the proposals to reincorporate in Delaware and to issue the tracking stock), please see the Company's Form 8-K filed on January 10, 2007 and the Company's Form 8-K filed on April 19, 2007.

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

The issuance of the tracking stock and the other Transactions were approved by the shareholders of the Company on July 10, 2007. Pursuant to the terms of the Purchase Agreement, as amended, the Company and the Investor agreed to close the Transactions on or about August 31, 2007 (or such other date as the Company and the Investor mutually agree upon).



                       THE ST. LAWRENCE SEAWAY CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Research Funding.

     Please see "Note D -- T3 Therapeutics Investment" in the Notes to the Financial Statements contained under Item 1 of this Form 10-QSB for a description of a research funding agreement the Company entered into during 2002.

     As of November 16, 2005, the Company and the Other Members entered into an Amended and Restated Limited Liability Company Agreement (the "Amendment") of the Development Company, which amended and restated the Original Agreement to, among other things, provide for satisfaction of any contingent follow-on investment obligation of the Company in exchange for its making a $50,000 investment on or about the time of execution of the Amendment, and for the conversion of all of the Company's preferential Class B interests in the Development Company (including certain redemption, registration and contingent additional unit rights), as well as all of the interests of Mr. Grier and the Founder Company, into a single non-preferential class of unit interests. The $50,000 follow-on investment increased the Company's ownership stake in the Development Company to 25%, subject to adjustment and dilution. As of March 31, 2007, the Company's ownership stake in the Development Company has been diluted to approximately 21.8% upon the issuance by the Development Company of Development Company units to the original patent licensor in exchange for the original patent licensor's modified royalty agreement with the Development Company. The Development Company has in 2007 sold an additional 5% of its units to outside investors, diluting the Company's ownership stake in the Development Company to approximately 20.8%. Further dilution of the Company's ownership stake is expected as the Development Company raises additional capital to fund operations.

Results of Operations -- Three months ended June 30, 2007 as compared to three months ended June 30, 2006.

         Interest and dividend income decreased to $651 for the three months ended June 30, 2007, from $1,354 for the three months ended June 30, 2006, a decrease of $703. This decrease is a result of a lower cash balance during 2007 as compared to 2006.

         General and administrative expenses decreased $7,612, or 33.5%, to $15,099 for the three months ended June 30, 2007 from $22,711 for the three months ended June 30, 2006. The decrease in general and administrative expenses is primarily due to lower legal and accounting fees partially offset by higher annual meeting expenses.

         The following table provides further detail on general and administrative expenses:

                           THREE MONTHS ENDED JUNE 30,

                                                             2007           2006
                                                             ----           ----
Executive compensation, management fees, salaries
   and employee benefits............................     $      0       $    220
Office rent and company operations..................        1,008            264
Stock transfer services, proxy, annual meeting
   and SEC report compliance........................        9,591          2,122
Professional fees (accounting & legal)..............        4,500         20,105
                                                         --------       --------
                  Total.............................     $ 15,099       $ 22,711
                                                         ========       ========

         As a result of the above items, the Company had a loss of $14,448 before provision of income taxes in the three months ended June 30, 2007, as compared to a loss of $21,357 before provision of income taxes in the three months ended June 30, 2006.

         No Indiana gross tax was provided for in the three month periods ended June 30, 2007 and 2006. No federal tax provision is applicable in the three month periods ended June 30, 2007 and 2006.

         The Company is currently evaluating strategic alternatives, including the complete liquidation and dissolution of the Company, and the appropriate timing thereof to afford the Company with an optimum opportunity to find and complete favorable merger or sale agreements with respect to the Company or its assets in an effort to maximize the total return on its shareholders' investment. On January 10, 2007 the Company entered into a Stock and Warrant Purchase Agreement (the "Purchase Agreement") with Bernard Zimmerman & Company, Inc. (the "Investor"), pursuant to which the Investor has agreed to purchase:
(i) 75,000 shares of the Company's common stock for a total purchase price of $75,000, and (ii) a ten year warrant for a total purchase price of $2,500 which permits the Investor to purchase up to 250,000 shares of the Company's common stock at an exercise price of $1.00 per share (the "Transaction"). Even if the terms of the Purchase Agreement are approved by the Company's stockholders, there is a possibility that the Transaction will not close. The Purchase Agreement contains a number of conditions to closing. If one or more of these conditions is not satisfied or waived, then the Transaction may not close. Whether or not the Transaction closes, there may be no distribution of the Class A tracking stock to the Company's stockholders due to unforeseen circumstances, including, but not limited to, tax liabilities or state or federal securities laws issues related to such issuance, though the Company currently intends to do so immediately after the closing of the Transaction. For additional terms and conditions of the Purchase Agreement (including the proposals to reincorporate in Delaware and to issue a Class A tracking stock) , please see the Company's Form 8-K filed on January 10, 2007 and the Company's Form 8-K filed on April 19, 2007. See "Note F -- Subsequent Event" in the Notes to the Financial Statements contained under Item 1 of this Form 10-QSB.

Liquidity and Capital Resources

         Please see "Note F -- Subsequent Event" in the Notes to the Financial Statements contained under Item 1 of this Form 10-QSB for a description of Stock and Warrant Purchase Agreement the Company entered into as of January 10, 2007.

         At June 30, 2007, the Company had net working capital of $17,648. Cash and cash equivalents decreased by $16,349 from $69,524 at March 31, 2007 to $53,175 at June 30, 2007. The decrease is due primarily to the funding of the loss for the three months ended June 30, 2007. Subject to unexpected expenses, the Company believes it has sufficient capital resources to continue its current business for the next twelve months.

         The Company is currently evaluating strategic alternatives, including the complete liquidation and dissolution of the Company, and the appropriate timing thereof to afford the Company with an optimum opportunity to find and complete favorable merger or sale agreements with respect to the Company or its assets in an effort to maximize the total return on its shareholders' investment. On January 10, 2007 the Company entered into a Stock and Warrant Purchase Agreement (the "Purchase Agreement") with Bernard Zimmerman & Company, Inc. (the "Investor"), pursuant to which the Investor has agreed to purchase:
(i) 75,000 shares of the Company's common stock for a total purchase price of $75,000, and (ii) a ten year warrant for a total purchase price of $2,500 which permits the Investor to purchase up to 250,000 shares of the Company's common stock at an exercise price of $1.00 per share (the "Transaction"). Even if the terms of the Purchase Agreement are approved by the Company's stockholders, there is a possibility that the Transaction will not close. The Purchase Agreement contains a number of conditions to closing. If one or more of these conditions is not satisfied or waived, then the Transaction may not close. Whether or not the Transaction closes, there may be no distribution of the Class A tracking stock to the Company's stockholders due to unforeseen circumstances, including, but not limited to, tax liabilities or state or federal securities laws issues related to such issuance, though the Company currently intends to do so immediately after the closing of the Transaction. For additional terms and conditions of the Purchase Agreement (including the proposals to reincorporate in Delaware and to issue a Class A tracking stock) , please see the Company's Form 8-K filed on January 10, 2007 and the Company's Form 8-K filed on April 19, 2007. See "Note F -- Subsequent Event" in the Notes to the Financial Statements contained under Item 1 of this Form 10-QSB.

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

                                                  THE ST. LAWRENCE SEAWAY
                                                  CORPORATION
                                                  Registrant


Date:  August 13, 2007                            /s/ Daniel L. Nir
                                                  --------------------------
                                                  Daniel L. Nir
                                                  President and Treasurer
                                                  (Chief Financial Officer)