Form 10QSB
period 2007-12-31
ST LAWRENCE SEAWAY CORP
filed 2008-02-06
CIK 86264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2007

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ____________ to ____________

Commission File Number 000-02040

ST. LAWRENCE SEAWAY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	26-0818050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Connecticut Avenue Fifth Floor Norwalk, Connecticut 06854 (Address of principal executive offices)

(203) 853-8700
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |X| No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at February 1, 2008
Common Stock, $0.01 par value	518,736

Transitional Small Business Disclosure Format (check one):   Yes |_|                  No |X|

ST. LAWRENCE SEAWAY CORPORATION
FORM 10-QSB INDEX

PAGE
PART I. RECENT DEVELOPMENTS AND FINANCIAL INFORMATION	3-14
Recent Developments	3-4
Item 1. Financial Statements
Balance Sheets - December 31, 2007 (unaudited) and March 31, 2007 (audited)	5
Statements of Operations - Three months ended December 31, 2007 (unaudited) and three months ended December 31, 2006 (unaudited)	6
Statements of Operations - Nine months ended December 31, 2007 (unaudited) and nine months ended December 31, 2006 (unaudited)	7
Statement of Changes in Stockholders' Equity for the nine months ended December 31, 2007 (unaudited)	8
Statements of Cash Flows - Nine months ended December 31, 2007 (unaudited) and nine months ended December 31, 2006 (unaudited)	9
Notes to Financial Statements - December 31, 2007	10-14
Item 2. Management's Discussion and Analysis of Operations / Plan of Operation	15
FORWARD LOOKING STATEMENTS	16
Item 3. Controls and Procedures	17
PART II. OTHER INFORMATION	17
Exhibit Index	17
Signature Page	18

PART I. RECENT DEVELOPMENTS AND FINANCIAL INFORMATION

RECENT DEVELOPMENTS

The Company entered into a Stock and Warrant Purchase Agreement (the “Purchase Agreement”) as of January 10, 2007, as amended on April 16, 2007 and April 18, 2007, with Bernard Zimmerman & Company, Inc., an investment and merchant banking organization (the “Investor”), pursuant to which the Investor agreed to purchase: (i) 75,000 shares of the Company’s common stock for a total purchase price of $75,000; and (ii) a ten year warrant for a total purchase price of $2,500 which permits the Investor to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Warrant”). The Warrant is exercisable immediately. The common stock and the Warrant were sold to the Investor pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The common stock that was sold to the Investor represented at the August 31, 2007 closing of this transaction, and continues to represent as of the date hereof, approximately 14.5% of the outstanding common stock of the Company, provided that no changes occur to the number of shares outstanding in subsequent periods.

On July 10, 2007, the shareholders of the Company approved the transaction outlined in the above paragraph. An integral part of the transaction were the following items:

1.	The approval of a proposal to amend and restate, in its entirety, the Company’s by-laws.

2.	The approval of a proposal to reincorporate the Company in Delaware from Indiana.

3.	The approval of a proposal to amend and restate in its entirety the Company’s Restated Articles of Incorporation, as amended, to, among other things:

(a) approve the increase in the number of authorized shares of the Company from 4,000,000 shares, all of which are Common Stock, to 50,010,000 shares, consisting of 48,500,000 shares of Common Stock, 510,000 shares of a “tracking stock” known as Class A Common Stock and 1,000,000 shares of preferred stock, and to decrease the par value of the Common Stock from One Dollar ($1.00) to One Cent ($0.01);
(b) approve the authorization of 1,000,000 shares of a blank check preferred class of stock, par value $0.01; and
(c) approve the authorization of a non-transferable, non-tradeable, non-voting and non-certificated “tracking stock” class of securities known as the Class A Common Stock;

4.	The issuance of the “tracking stock” known as the Class A Common Stock to the Record Holders in connection with, and upon consummation of the transaction described above, which closed after the distribution of the Class A Common Stock to existing shareholders, and, as such, the Investor received no “tracking stock”.

Immediately prior to the August 31, 2007 closing under the Purchase Agreement, the Company reincorporated in Delaware via statutory merger and issued to all stockholders of record as of that date a tracking stock evidencing the Company’s medical investments. The tracking stock, designated as Class A Common Stock, is non-voting, non-saleable, non-transferable, non-certificated and held in book-entry form only. The Purchase Agreement contemplates no issuance of Class A Common Stock to the Investor in connection with the Investor’s acquisition of the Company’s common stock and the Warrant on August 31, 2007. No person who acquires common stock of the Company after August 31, 2007 shall be issued or be entitled to the benefits of the tracking stock. For additional terms and conditions of the Purchase Agreement (including the proposals to reincorporate in Delaware and to issue the tracking stock), please see the Company’s Form 8-K filed on January 10, 2007, the Company’s Form 8-K filed on April 19, 2007, and the Company’s proxy statement, filed on May 30, 2007 concerning the proposals that were voted upon and approved at the stockholders’ meeting held on July 10, 2007.

In connection with the closing under the Purchase Agreement, and in accordance with the vote of a majority of shareholders of the Company, the incorporator of the surviving Company named Mssrs. Bernard Zimmerman (the principal of the Investor), Ronald. A. Zlatniski, Duane L. Berlin and Edward B. Grier as members of the Company’s Board of Directors. Following the closing under the Purchase Agreement, Mr. Zimmerman was appointed by the Board of Directors as Chairman of the Board of Directors, President, Chief Financial Officer and Treasurer, and Mr. Berlin was appointed as Secretary.

Item 1. Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
BALANCE SHEETS
DECEMBER 31, 2007 (UNAUDITED) AND MARCH 31, 2007 (Audited)

	At December 31,	At March 31,
	2007	2007

	(unaudited)	(audited)
ASSETS

Current Assets:
Cash and cash equivalents	$134,127	69,524
Accrued interest receivable	—	133

Total Current Assets	134,127	69,657

Other Assets:
Medical investment	—	83,400

Total Assets	$134,127	153,057

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable & accrued expenses	15,700	37,561

Total Current Liabilities	$15,700	37,561

Shareholders' Equity:

Preferred Stock, par value $0.01, 1,000,000 shares authorized, none issued or outstanding	—	—

Common stock, par value $0.01 per share; 48,500,000 shares authorized; 518,736 at 12/31/07 and 427,069 at 3/31/07 issued and outstanding	5,188	4,271

Common stock, Class A (tracking), par value $0.01 per share; 510,000 shares authorized; 443,736 at 12/31//07 and 0 at 3/31/07 issued and outstanding	4,437	—

Additional paid-in capital	1,481,365	866,718
Retained earnings (deficit)	(1,372,563)	(755,493)

Total Shareholders' Equity	118,427	115,496

Total Liabilities and Shareholders' Equity	$134,127	153,057

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	For the Three Months Ended

	December 31, 2007	December 31, 2006

Revenues:
Interest and dividends	$1,206	1,524

Total revenues	1,206	1,524

Operating costs and expenses:
General and administrative	14,233	30,986

Total operating expenses	14,233	30,986
Write-off of medical investments (see Note D)	—	—
Fair value of warrant issuance (see Note F)	—	—

Income (Loss) before tax provision	(13,027)	(29,462)
Provision for income taxes	0	0

Net income (loss)	$(13,027)	(29,462)

Per share data:
Weighted average number of common shares outstanding	518,736	427,069

Diluted number of shares	612,486	469,902

Basic earnings per share:
Income (Loss) per share	($0.03)	($0.07)
Diluted earnings per share:
Income (Loss) per share	($0.02)	($0.06)

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	For the Nine Months Ended

	December 31, 2007	December 31, 2006

Revenues:
Interest and dividends	$2,475	4,728

Total revenues	2,475	4,728

Operating costs and expenses:
General and administrative	43,645	69,174

Income (loss) Before Special Items	(41,170)	(69,174)

Write-off of medical investments (see Note D)	(83,400)	—

Fair value of warrant issuance (see Note F)	(492,500)	—

Income (loss) before tax provision	(617,070)	(64,446)
Provision for income taxes	0	0

Net income (loss)	$(617,070)	(64,446)

Per share data:
Weighted average number of common shares outstanding	468,069	420,420

Diluted number of shares	612,683	447,031

Basic earnings per share:
Income (Loss) per share	($1.32)	($0.15)
Diluted earnings per share
Income (Loss) per share	($1.01)	($0.14)

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended December 31, 2007

	Class A	Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2006 (audited)		410,402	$4,104	$816,884	$(659,835)	$161,153

Net loss for the Year ended 3/31/07					$(95,658)	$(95,658)

Exercise of Warrants		16,667	$167	$49,834		$50,001

Balance 3/31/07 (audited)		427,069	$4,271	$866,718	$(755,493)	$115,496

Issuance of Class A Shares	443,736		$4,437	$(4,437)		—

Sale of Warrants		—	—	$2,500		$2,500

Sale of Common Shares		75,000	$750	$74,250		$75,000

Exercise of Warrants		16,667	$167	$49,834		$50,001

Fair Value of Warrant Issuance				$492,500		$492,500

Net loss for the nine months ended 12/31/07 (unaudited)				$(617,070)		$(617,070)

Balance 12/31/07 (unaudited)	443,736	518,736	$9,625	$1,481,365	$(1,372,563)	$118,427

See Notes to Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	For the Nine Months Ended
	December 31, 2007	December 31, 2006

Cash flows from operating activities
Net Income (Loss)	$(617,070)	(64,446)

Adjustments to reconcile net income to net cash from operating activities
Write-off of medical investment	83,400	—
(Increase) Decrease in current assets:
Interest and other receivables	133	175
(Increase) Decrease in other assets		—

(Decrease) Increase in current liabilities:
Accounts payable	(21,861)	(23,413)

Net cash used in operating activities	$(555,398)	(87,684)

Cash flows from investing activities:	0	0

Net cash from investing activities	0	0

Cash flows from financing activities
Exercise of stock warrants	50,001	50,001
Sale of common stock and warrants (see Note C)	77,500	—
Fair value of warrant issuance	492,500	—

Net cash from financing activities	$620,001	50,001

Net increase (decrease) in cash and cash equivalents	64,603	(37,683)

Cash and cash equivalents, beginning	69,524	122,978

Cash and cash equivalents, ending	$134,127	85,295

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$0	$0
Cash paid for interest expense	$0	$0
The Company issued 443,736 shares of Class A Common Stock (tracking stock) in accordance with the Purchase Agreement (see Note C) in a non-cash transaction.

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended March 31, 2007 and all subsequent filings with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

The financial statements have been prepared assuming the Company will continue as a going concern. Management believes that the Company has sufficient cash and understandings with various creditors to continue its efforts to seek merger (including reverse merger) acquisition and business combination opportunities for more than the next twelve months. However, the Company has no operations, and has experienced recurring quarterly and annual losses which have significantly weakened the Company’s financial condition and its ability to meet current operating expenses. The appropriateness of using the going concern basis is dependent on, among other things, the Company’s ability to raise additional capital to fund operating losses, and to further reduce operating expenses. The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through December 31, 2008. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

The Company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial statements.

NOTE B — SHAREHOLDERS’ EQUITY AND EARNINGS PER SHARE

All share amounts have been retrospectively restated to reflect the reduction in par value from $1.00 to $0.01 based upon authorization by the Company’s shareholders (see Note C). Basic and diluted earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding under the treasury stock method. Common stock equivalents include all common stock options and warrants outstanding during each of the periods presented. Earnings per share information associated with the Class A shares has not been presented as there were no earnings or losses associated with these shares; accordingly, such per share amounts are nil.

NOTE C — PURCHASE AGREEMENT

The Company entered into a Stock and Warrant Purchase Agreement (the “Purchase Agreement”) as of January 10, 2007, as amended on April 16, 2007 and April 18, 2007, with Bernard Zimmerman & Company, Inc., an investment and merchant banking organization (the “Investor”), pursuant to which the Investor agreed to purchase: (i) 75,000 shares of the Company’s common stock for a total purchase price of $75,000; and (ii) a ten year warrant for a total purchase price of $2,500 which permits the Investor to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Warrant”). The Warrant is exercisable immediately. The common stock and the Warrant were sold to the Investor pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The common stock that was sold to the Investor represented at the August 31, 2007 closing of this transaction, and continues to represent as of the date hereof, approximately 14.5% of the outstanding common stock of the Company, provided that no changes occur to the number of shares outstanding in subsequent periods.

On July 10, 2007, the shareholders of the Company approved the transaction outlined in the above paragraph. Integral parts of the transaction were the following items:

1.	The approval of a proposal to amend and restate, in its entirety, the Company’s by-laws.

2.	The approval of a proposal to reincorporate the Company in Delaware from Indiana.

3.	The approval of a proposal to amend and restate in its entirety the Company’s Restated Articles of Incorporation, as amended, to, among other things:

(a) approve the increase in the number of authorized shares of the Company from 4,000,000 shares, all of which are Common Stock, to 50,010,000 shares, consisting of 48,500,000 shares of Common Stock, 510,000 shares of a “tracking stock” known as Class A Common Stock and 1,000,000 shares of preferred stock, and to decrease the par value of the Common Stock from One Dollar ($1.00) to One Cent ($0.01);
(b) approve the authorization of 1,000,000 shares of a blank check preferred class of stock, par value $0.01; and
(c) approve the authorization of a non-transferable, non-tradable, non-voting and non-certificated “tracking stock” class of securities known as the Class A Common Stock;

4.	The issuance of the “tracking stock” known as the Class A Common Stock to the Record Holders in connection with, and upon consummation of the transaction described above, which closed after the distribution of the Class A Common Stock to existing shareholders, and, as such, the Investor received no “tracking stock”.

Immediately prior to the August 31, 2007 closing under the Purchase Agreement, the Company reincorporated in Delaware via statutory merger and issued to all stockholders of record as of that date a tracking stock evidencing the Company’s medical investments. The tracking stock, designated as Class A Common Stock, is non-voting, non-saleable, non-transferable, non-certificated and held in book-entry form only. The Purchase Agreement contemplates no issuance of Class A Common Stock to the Investor in connection with the Investor’s acquisition of the Company’s common stock and the Warrant on August 31, 2007. No person who acquires common stock of the Company after August 31, 2007 shall be issued or be entitled to the benefits of the tracking stock.

In connection with the closing under the Purchase Agreement, and in accordance with the vote of a majority of shareholders of the Company, the incorporator of the surviving Company named Mssrs. Bernard Zimmerman (the principal of the Investor), Ronald. A. Zlatniski, Duane L. Berlin and Edward B. Grier as members of the Company’s Board of Directors. Following the closing under the Purchase Agreement, Mr. Zimmerman was appointed by the Board of Directors as Chairman of the Board of Directors, President, Chief Financial Officer and Treasurer, and Mr. Berlin was appointed as Secretary.

NOTE D — MEDICAL INVESTMENTS

In periods prior to March 31, 2007, the Company made certain investments in two medical research organizations. Reference is made to the Company’s 10-KSB for the fiscal year ending March 31, 2007 for a full description of the two medical investments. The investment in New York University Research was written off the Company’s books in the fiscal year ended March 31, 2005 as having no value. As a result of the Purchase Agreement (see Note C), the Company’s investment in T3 Therapeutics was written off in the nine months ended December 31, 2007. In accordance with the Purchase Agreement, a Class “A” common stock (a tracking stock) was issued to all Company stockholders of record except the Investor on August 31, 2007, the closing date of that transaction. All subsequent stockholders will not be entitled to receive any shares or benefits of the tracking stock, which is non-certificated, non-voting, non-transferable and non-saleable, and will be held only in book entry form in the records of the Company’s transfer agent. Any funds or other remuneration received from this investment will inure only to those persons who were stockholders of record, with the exception of the Investor, on August 31, 2007. Therefore, this investment is deemed to not have any current value and $83,400 was written off the Company’s financial statements as at the six months ended September 30, 2007. However, the Class A common stock (the “Tracking Stock”) that was allocated to the shareholders of the Company on August 31, 2007 will continue to be maintained on the books of the Company at the office of the Company’s registrar and transfer agent until such time as the Medical Investment is liquidated, permanently impaired or deemed worthless. At August 31, 2007 and December 31, 2007, there were 443,736 shares of Class A Common Stock issued and outstanding.

A reconciliation of the medical investment is as follows:

Balance March 31, 2005 (as restated)	$680,000
Add: Follow-on investment, November 16, 2005	$50,000
Subtotal	$730,000
Less:
Impairment loss	($630,000)
Equity in Loss of T3 Therapeutics	($16,600)
Balance, March 31, 2007	$83,400
Write off at September 30, 2007	($83,400)

Balance at December 31, 2007	$-0-

As of August 31, 2007, the date of the closing of the transactions contemplated by the Purchase Agreement, and through the date hereof, Mr. Edward B. Grier, a current member of the Company’s board of directors, was a 2.5% owner of T-3 Therapeutics and had an option to purchase an additional ownership interest of approximately 2.5%, both of which he continues to own.

NOTE E — NEW ACCOUNTING POLICY — SHARE BASED AWARDS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the Company, this statement is effective and was adopted as of April 1, 2006. The Company has adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date that remain unvested on the effective date.

Prior to the effective date, the Company accounted for stock-based compensation granted to employees and directors under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations as permitted by SFAS 123. Accordingly, because the exercise price of the options equaled the fair value of the underlying shares at the date of grant, no compensation cost was recognized by the Company for stock based compensation. As required by SFAS 123, the Company presented certain pro-forma information for stock-based compensation in the notes to the financial statements.

Effective April 1, 2006, the Company adopted the fair-value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation cost will be recognized for all share based payments issued after April 1, 2006. Such compensation cost would include the estimated expense for the portion of the vesting period after April 1, 2006 for share-based payments granted prior to, but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123. Results from prior periods have not been restated, as provided under the modified-prospective method. Except for the share and warrant transactions detailed in Notes C and F, the Company had no additional issuances of share based awards requiring disclosure under FASB 123R as of and for the periods ended December 31, 2007 and 2006.

NOTE F — FAIR VALUE OF COMMON STOCK AND COMMON STOCK WARRANTS

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

In accordance with FASB 123R, the Company calculated the estimated fair value of warrants utilizing a Black-Scholes model. The assumptions used in the Black-Scholes model are based on the date the warrants are granted. The risk-free rate is based on US Treasury securities with a remaining term which approximates the estimated life assumed at the date of grant. The expected life until exercise was based on management’s estimate and the warrants ten year life. The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of warrants issued as part of the Purchase Agreement:

Risk free rate	4.54%
Warrant term	10 years
Expected dividend rate	none
Expected volatility	150%

Based on the Black-Scholes valuation method, the warrants were determined to have an estimated fair vale of $1.98 per warrant at issuance. Accordingly, the Company recorded the difference between the estimated fair value of the warrant $495,000 and the cost of the warrant $2,500 as compensation expense and a corresponding increase to accumulated paid-in capital.

Item 2. Management’s Discussion and Analysis of Operations / Plan of Operation

Please see “Note D — Medical Investment” in the Notes to the Financial Statements contained under Item 1 of this Form 10-QSB for a description of the medical investments the Company made during 2002 and subsequent additional investments and the write-off of such investments in the nine months ended December 31, 2007.

Results of Operations for the three months ended December 31, 2007 as compared to three months ended December 31, 2006.

Interest and dividend income decreased to $1,206 for the three months ended December 31, 2007, from $1,524 for the three months ended December 31, 2006, a decrease of $318. This decrease is a result of lower cash balances during a portion of 2007 as compared to 2006.

General and administrative expenses decreased to $14,233 for the three months ended December 31, 2007 from $30,986 for the three months ended December 31, 2006. The decrease in general and administrative expenses is primarily due to a decrease in professional fees partially offset by an increase in stockholder expenses.

Results of operations for the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006.

Interest and dividend income decreased to $2,475 for the nine months ended December 31, 2007 as compared to $4,728 for the nine months ended December 31, 2006, a decrease of $2,253. This decrease is attributable to lower cash balances during a portion of 2007 as compared to 2006.

General and administrative expenses decreased to $43,645 for the nine months ended December 31, 2007 as compared to $69,174 for the nine months ended December 31, 2006. The decrease in general and administrative expenses is primarily due to a decrease in professional fees partially offset by an increase in operating and stockholder expenses.

No tax provisions were made in the three or nine month periods ended December 31, 2007 and 2006.

The Statement of Operations for the nine month period ended December 31, 2007 includes two non-cash charges – one in the amount of $ 83,400 covering the write-off of the medical investments (see note D) and a second in the amount of $492,500 for the fair value of the warrant issuance (see Note F).

Liquidity and Capital Resources

               Please see “Recent Developments”, pp. 3-4, and “Note C to the Financial Statements contained under Item 1 of this Form 10-QSB for a description of the Purchase Agreement described therein.

               Cash and cash equivalents increased from $69,524 at March 31, 2007 to $134,127 at December 31, 2007. Most significantly, cash increased by $127,501 in connection with the equity purchases made on August 31, 2007, which were made pursuant to the Purchase Agreement and in connection with the exercise of warrants to purchase 16,667 shares of the Company’s common stock at $3.00 per share made by Mr. Joel Greenblatt, the former Chairman of the Board, offset by expenses in connection with the transaction described herein as well as cash losses sustained in the Company’s operations in the nine months ended December 31, 2007. The Company does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.

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

FORWARD LOOKING STATEMENTS

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “goal,” “intend,” “strategy,” and similar expressions are intended to identify the Company’s future plans, operations ,business strategies, operating results, and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statement and cause its goals and strategies to not be achieved.

These risks and uncertainties many of which are not within our control, include, but are not limited to:

•	general economic and business conditions;

•	the Company’s ability to find a candidate for, enter into an agreement with respect to, and consummate, a merger, reverse merger, acquisition or business combination or other financial transaction that is acceptable, both as to a candidate and as to transaction terms and conditions;

•	competition for transactions of the nature the Company is seeking;

•	potential future regulatory restrictions that could limit or pose restrictions on, or make less advantageous to potential candidates, transactions of the nature the Company is seeking; and

•	the availability of additional financing on satisfactory terms if a delay is encountered in consummating a transaction that the Company is seeking.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. We do not undertake any responsibility to publicly update or revise any forward-looking statement or report.

Item 3. Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures. The Company’s Chairman of the Board and President and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based upon such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)    Changes in Internal Control Over Financial Reporting. During the period covered by this Quarterly Report, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceeding — Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Purchase Agreement with the Investor, on August 31, 2007, the Company sold 75,000 unregistered shares of common stock, par value $0.01 (the “Common Stock”), for $1.00 per share (for a total of $75,000) and 250,000 warrants to purchase 250,000 shares of Common Stock for $0.01 per warrant (for a total of $2,500), as described in Form 8-K, filed by the Company on September 6, 2007. The warrants are exercisable immediately with an exercise price of $1.00 per share.

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

Item 3. Defaults upon Senior Securities — Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders — See Form 8-K, filed by the Company on September 6, 2007, for a description of the transaction outlined on pp. 3-4 of this Form 10-QSB. Also please refer to the notice of annual meeting and the proxy statement mailed to all shareholders on May 30, 2007 on Form DEF-14A for a description of all proposals submitted to the shareholders for a vote at the Annual Meeting of Shareholders held on July 10, 2007. All proposals were approved by a majority vote of the shareholders.

Item 5. Other Information — Not Applicable.

Item 6. Exhibits

31.1	—	Certification by President, Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certificate of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. LAWRENCE SEAWAY CORPORATION Registrant

Date: February 6, 2008	/s/ Bernard Zimmerman Bernard Zimmerman Chairman, President, Chief Executive Officer and Chief Financial Officer