Form 10KSB
period 2008-03-31
ST LAWRENCE SEAWAY CORP
filed 2008-06-19
CIK 86264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

OR

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File number: 0-2040

ST. LAWRENCE SEAWAY CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	26-0818050

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Connecticut Avenue, Norwalk, Connecticut 06854

(Address of principal executive offices)

(203) 853-8700

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
NONE

Securities registered under Section 12(g) of the Exchange Act:
Common Stock par value $0.01 per share

        Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    |_|

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  |_|     Accelerated filer  |_|     Non-accelerated filer  |_|     Smaller reporting company  |X|

        The issuer's revenues for its fiscal year ended March 31, 2008 were $3,554.

        The aggregate market value of common stock held by non-affiliates of the issuer as of March 31, 2008 was approximately $466,650.

        The number of shares of common stock of the issuer outstanding as of March 31, 2008 was 518,736.

        Transitional Small Business Disclosure Format (check one)    Yes   |_|     No   |X|

ST. LAWRENCE SEAWAY CORPORATION
FORM 10-KSB INDEX

PAGE
PART-I
Item 1 - Description of Business	1-2
Item 2 - Description of Property	2
Item 3 - Legal Proceedings	2
Item 4 - Submission of Matters to a Vote of Security Holders	2
PART-II
Item 5 - Market for Common Equity, Related Stockholder Matters	3
Item 6 - Management's Discussion and Analysis and Plan of Operation	3-5
Item 7 - Financial Statements	13-25
Item 8 - Changes in Registrant's Certifying Accountant	5-6
Item 8A - Controls and Procedures	6
Item 8B - Other Information	6
PART-III
Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	6-7
Item 10 - Executive Compensation	7-8
Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	8-9
Item 12 - Certain Relationships and Related Transactions	10
Item 13 - Exhibits	11
Item 14 - Principal Accountant Fees and Services	12
SIGNATURES	26

i

PART-I

Item 1 – Description of Business.

                St. Lawrence Seaway Corporation (the “Company”) was an Indiana corporation organized on March 31, 1959. Prior to 1998, the Company principally engaged in farming, timber, harvesting and other traditional agricultural activities. In 2002 the Company became engaged in investing in drug development programs and in evaluating other alternatives to its former business, including continuing its evaluation of operating companies for acquisition, merger, reverse merger, financial transactions or investments. Pending any such transaction, the Company will continue its practice of maintaining any cash assets in relatively liquid interest/dividend bearing money market investments. Eventually such assets may be used for an acquisition or for a partial payment of an acquisition or for the commencement of a new business.

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

                On July 10, 2007, the shareholders of the Company approved the transaction outlined in the above paragraph. An integral part of the transaction were the following items:

1.	The approval of a proposal to amend and restate, in its entirety, the Company’s by-laws.

2.	The approval of a proposal to reincorporate the Company in Delaware from Indiana.

3.	The approval of a proposal to amend and restate in its entirety the Company’s Restated Articles of Incorporation, as amended, to, among other things:

(a)	approve the increase in the number of authorized shares of the Company from 4,000,000 shares, all of which are Common Stock, to 50,010,000 shares, consisting of 48,500,000 shares of Common Stock, 510,000 shares of a “tracking stock” known as Class A Common Stock and 1,000,000 shares of preferred stock, and to decrease the par value of the Common Stock from One Dollar ($1.00) to One Cent ($0.01);

(b)	approve the authorization of 1,000,000 shares of a blank check preferred class of stock, par value $0.01; and

(c)	approve the authorization of a non-transferable, non-tradable, non-voting and non-certificated “tracking stock” class of securities known as the Class A Common Stock;

4.	The issuance of the “tracking stock” know as the Class A Common Stock to the Record Holders in connection with, and upon consummation of the transaction described above, which closed after the distribution of the Class A Common Stock to existing shareholders, and, as such, the Investor received no “tracking stock”.

                Immediately prior to the August 31, 2007, closing under the Purchase Agreement, the Company reincorporated in Delaware via statutory merger and issued to all stockholders of record as of that date a tracking stock evidencing the Company’s medical investments. The tracking stock, designated as Class A Common Stock, is non-voting, non-saleable, non-transferable, non-certificated and held in book-entry form only. The Purchase Agreement contemplates no issuance of Class A Common Stock to the Investor in connection with the Investor’s acquisition of the Company’s common stock and the Warrant on August 31, 2007. No person who acquires common stock of the Company after August 31, 2007 shall be issued or be entitled to the benefits of the tracking stock. For additional terms and conditions of the Purchase Agreement (including the proposals to reincorporate in Delaware and to issue the tracking stock), please see the Company’s Form 8-K filed on January 10, 2007, the Company’s Form 8-K filed on April 19, 2007, and the Company’s proxy statement, filed on May 30, 2007 concerning the proposals that were voted upon and approved at the stockholders’ meeting held on July 10, 2007 and the 8K filed on August 31, 2007..

                In connection with the closing under the Purchase Agreement, and in accordance with the vote of a majority of shareholders of the Company, the incorporator of the surviving Company named Messrs. Bernard Zimmerman (the principal of the Investor), Ronald A. Zlatniski, Duane L. Berlin and Edward B. Grier as members of the Company’s Board of Directors as Chairman of the Board of Directors, President, Chief Financial Officer and Treasure, and Mr. Berlin was appointed as Secretary.

                Financing Arrangements. The Company currently has no debt or borrowed funds or similar obligations or contingencies. The Company does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.

                Licenses and Trademarks, etc. The business of the Company is not currently dependent upon any patent, trademark, franchise or license.

                Governmental Regulation. The Company believes it is in compliance with all federal, state and local regulations.

                Employees. The Company has no employees at this time.

Item 2 – Description of Property.

                At March 31, 2008 and 2007, the Company did not own any real estate.

Item 3 – Legal Proceedings.

                Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders.

                See Form 8-K filed on August 31, 2007 with respect to the transactions approved by the shareholders of the varied items submitted to the shareholders at the Annual Meeting of Shareholders on July 10, 2007.

PART-II

Item 5 – Market For Common Equity, and Related Stockholder Matters.

                Market Information. The Company’s common stock is not currently listed for trading on any exchange but does trade on the OTC Bulletin Board. The following table sets forth the high and low sales price for each quarterly period during the fiscal years 2008 and 2007, as reported by the OTC Bulletin Board. The common stock is quoted under the ticker symbol “STLS.OB.” Such price data reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ended March 31	Quarter	High	Low

2008	First	$4.30	$2.25
	Second	$2.50	$1.80
	Third	$2.45	$1.60
	Fourth	$1.60	$1.45

2007	First	$6.85	$1.30
	Second	$4.50	$3.00
	Third	$7.95	$3.00
	Fourth	$4.30	$4.26

                On May 28, 2008 the last sale price was $1.25.

                Number of Stockholders. As of May 1,, 2008, there were approximately 1,180 holders of record of the Company’s common stock. This number does not include beneficial owners whose shares are held in “street name.”

                Dividends. It is the present policy of the Board of Directors of the Company to retain earnings, if any, to finance the continued operations of the Company. No cash dividends were paid during the fiscal years ended March 31, 2008 and 2007 and no cash dividends are expected to be paid in the foreseeable future.

Item 6 – Management’s Discussion and Analysis and Plan of Operation.

                You should read the following discussion and analysis of the Company’s financial condition and results of operations together with the Company’s financial statements and related notes included further in this report. The notes to the financial statements set forth the Company’s critical accounting policies.

Please see “Note – Medical Investment” in the Notes to the Financial Statements contained under Item 7 for a description of the medical investments the Company made during 2002 and subsequent additional investments and the write-off of such investments in the year ended March 31, 2008.

Results of Operations for the year ended March 31, 2008 as compared to the year ended March 31, 2007.

                Interest and dividend income decreased to $3,554 for the year ended March 31, 2008 as compared to $5,596 for the year ended March 31, 2007, a decrease of $2,042. This decrease is attributable to lower cash balances invested during a portion of fiscal year ended March 31, 2008 as compared to the fiscal year ended March 31, 2007 and lower interest rates received.

                General and administrative expenses decreased to $54,534 for the year ended March 31, 2008 as compared to $94,654 for the year ended March 31, 2007. The decrease in general and administrative expenses is primarily due to a decrease in professional fees partially offset by an increase in operating and stockholder expenses.

                No income tax was paid for the fiscal years ended March 31, 2008 and March 31, 2007.

                The Statement of Operations for the year ended March 31, 2008 includes two non-cash charges – one in the amount of $83,400 covering the write-off of the medical investments (see Notes 3 and 4 to the financial statements) and a second in the amount of $492,500 for the fair value of the warrant issuance (see Note 3 to the financial statements).

                Please refer to Page 16 of the Financial Statements for full details of the Statement of Operations for the years ended March 31, 2008 and 2007.

Liquidity and Capital Resources

                Please see “Recent Developments”, Page 1 and Note 3 to the Financial Statements of this Form 10-KSB for a description of the Purchase Agreement described therein.

                Cash and cash equivalents increased from $69,524 at March 31, 2007 to $116,617 at March 31, 2008. Most significantly, cash increased by $127,501 in connection with the equity purchases made on August 31, 2007, which were made pursuant to the Purchase Agreement and in connection with the exercise of warrants to purchase 16,667 shares of the Company’s common stock at $3.00 per share made by Mr. Joel Greenblatt, the former Chairman of the Board, in August 2007 offset by expenses in connection with the transaction described herein as well as cash losses sustained in the Company’s operations in the year ended March 31, 2008. The Company does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.

                As a result of the above items, the Company had a loss of $(626,880) before provision for income taxes for the fiscal year ended March 31, 2008 as compared to a loss of $(95,658) before provision for income taxes for the fiscal year ended March 31, 2007.

                The Company has no commitment for any capital expenditure and foresees none. However, the Company will incur fees and expenses incident to its reporting duties as a public company, and expenses relating to its office operations. The Company’s cash requirements for the next twelve months are relatively modest, consisting principally of legal, accounting and other expenses relating to filings required under the Securities Exchange Act of 1934 as well as office and administrative expenses.

                On August 31, 2007, Mr. Greenblatt exercised warrants to purchase 16,667 shares of the Company’s common stock at an exercise price of $3.00 per share, which resulted in the Company receiving $50,001 in cash on such date as payment for the shares. In addition, Mr. Greenblatt exercised a similar warrant at the same price on June 13, 2006.

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

                Recent Issued Accounting Pronouncements. See PART I, Item 7, Financial Statements and accompanying notes thereto.

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

Item 7 – Financial Statements.

                Included herein starting on Page 13 of this Form 10-KSB.

Item 8 – Changes in Registrant’s Certifying Accountant.

                On December 31, 2007, St. Lawrence Seaway Corporation (the “Company”) accepted the resignation of its previous independent accountants, Mahoney, Sabol & Company, LLP (the “Previous Accounts”), and on January 2, 2008, engaged Braver, P.C. (the “New Accountants”) as the Company’s new principal independent registered public accounting firm to audit its financial statements for the fiscal year ended March 31, 2008.

                The reports of the Previous Accountants on the Company’s financial statements for each of the Company’s fiscal years ended March 31, 2006 and 2007 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty (except for a going concern uncertainty), audit scope or accounting principles.

                The decision to change independent accountants was approved by the Board of Directors of the Company.

                During the period from April 1, 2005 through December 31, 2007, no events described in Item 304(a)(l)(iv) of Regulation S-B promulgated by the Securities and Exchange Commission occurred with respect to the Company.

                During the fiscal years ended March 31, 2007 and 2006, and through December 31, 2007, the Company had no disagreement with the Previous Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the Previous Accountants, would have caused the Previous Accountants to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements for such fiscal periods.

                The Company provided the Previous Accountants with a copy of the necessary disclosures.

                During the period from April 1, 2005 through December 31, 2007, the Company did not consult with the New Accountants regarding (1) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered with respect to the Company’s financial statements for which advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue or (2) any matter that was either the subject of a “disagreement” or a response to Items 304(a)(l)(iv) of Regulation S-B.

Item 8A – Controls and Procedures

                (a)  Evaluation of Disclosure Controls and Procedures. The Company’s Chairman of the Board, President and Treasurer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based upon such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act.

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

PART-III

Item 9 – Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                Set forth in the following table are the names and ages of all persons who were members of the Board of Directors of the Company at March 31, 2008, all positions and offices with the Company held by such persons, their business experience, the period during which they have served as members of the Board of Directors and other directorships in reporting companies held by them.

NAME	AGE	POSITION

Bernard Zimmerman	75	Chairman of the Board, Chief Executive Officer, President, and Principal Financial Officer
Duane L. Berlin	49	Secretary and Director
Ronald A. Zlatniski	44	Director
Edward B. Grier III	50	Director

                Bernard Zimmerman is the President and majority stockholder of Bernard Zimmerman & Company, Inc., a private merchant banking and financial consulting firm. Mr. Zimmerman is a Certified Public Accountant and has over 35 years experience in the merger, acquisition and business combination transaction fields. Since July 2003 and July 2004 respectively, Mr. Zimmerman has also served as the President and Chief Executive Officer of FCCC, Inc. and GVC Venture Corp. respectively, companies engaged in seeking mergers, reverse mergers, acquisitions or other business combinations and financial transactions. Mr. Zimmerman also served as a Director and audit committee member of Sbarro, Inc. for more than 20 years until January 2007.

                Duane L. Berlin is the Principal and Managing Attorney of Lev & Berlin, P.C., a Connecticut-based law firm, — representing numerous public and private entities. Mr. Berlin was also a partner and Managing Director of Westwood Capital Partners, an SEC registered securities broker dealer from 2000 through 2003. Mr. Berlin serves as a director of no other public entities.

                Ronald A. Zlatniski is a private investor as well as an operational specialist at Franklin Street Partners, a private investment management firm and trust company. Mr. Zlatniski has significant holdings in a number of publicly traded companies, including at the Company. Mr. Zlatniski serves as a director of no other public entities.

                Edward B. Grier, III has served as a director of the Company since 1993. Mr. Grier has served as a Limited Partner of Gracie Capital, L.P. since January 1999; a Vice President of Gotham Capital, LP from 1992-1994 and a limited partner of Gotham Capital, LP from January 1, 1995 through December 31, 1998. Mr. Grier is a director of no other public entities.

                Directors of the Company were elected by a plurality of the votes cast at the last Annual Meeting of Shareholders. Each Director’s current term of office will expire at the next Annual Meeting of Shareholders or when a successor is duly elected and qualified. The Company held its Annual Meeting of Shareholders on July 10, 2007. Executive officers of the Company are elected annually for a term of office expiring at the Board of Directors meeting immediately following the next succeeding Annual Meeting of Shareholders, or until their successors are duly elected and qualified.

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

                Section 16(a) Beneficial Ownership Reporting Compliance. Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended March 31, 2008 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2008, no director, officer or beneficial owner of more than 5% of the Company’s equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2008.

Item 10 – Executive Compensation.

                Neither the Company’s Chief Executive Officer nor any other executive officers of the Company (collectively the “Named Executives”) received salary, bonus or other annual compensation for rendering services to the Company during the fiscal years ended March 31, 2008, and 2007.

                During the fiscal year ended March 31, 2005, the Company paid to Jack C. Brown, its then Secretary and a Director, a monthly fee of $500 for administrative services that he renders to the Company. Such fee is on a month to month arrangement. During the fiscal years ended March 31, 2008, 2007 and 2006, no such fee was paid in an effort to conserve cash balances and reduce operating expenses.

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

                Option/SAR Grants in Fiscal Years Ended March 31, 2008 and 2007. No options or stock appreciation rights were granted in the fiscal year ended March 31, 2008 and 2007. On September 20, 2002, the options originally granted to Mr. Brown on June 18, 1983, then a Director of the Company, were amended by extending the expiration date thereof from September 21, 2002 to September 21, 2007. Such options expired on September 21, 2007.

                Aggregated Option/SAR Exercises in Fiscal Year Ended March 31, 2008 and Fiscal Year-End Option/SAR Values . The Company had a stock option plan originally adopted by the shareholders on June 12, 1978, and revised and approved by the shareholders on June 13, 1983, September 21, 1987 and August 28, 1992. The options granted thereunder expired on September 21, 2007. No options were exercised during the fiscal year ended March 31, 2008. There are currently no outstanding stock options outstanding.

                Long-Term Incentive Plans - Awards in Fiscal Year Ended March 31, 2008. Not applicable.

                Compensation of Directors. The By-laws of the Company provide for Directors to receive a fee of $100 for each meeting of the Board of Directors which they attend plus reimbursement for reasonable travel expense. No fees were paid to Directors for meetings in fiscal year 2008 and 2007.

                Compensation Committee Interlock and Insider Participation. The Board of Directors does not have any standing nominating or compensation committees or any other committees performing similar functions. Therefore, there are no relationships or transactions involving members of the Compensation Committee during the fiscal year ended March 31, 2008 required to be reported pursuant to Item 402(j) of Regulation S-B. The entire Board of Directors acts as the Company’s audit committee.

Item 11 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 31, 2008, with respect to the persons known to us to be the beneficial owners of 5% or more of the Company’s common stock. We know of no person, other than those listed in the Management’s Shareholdings Table, below, who owns more than 5% of the Company’s common stock other than is shown on the Table of Ownership on the following page.

COMMON STOCK
PRINCIPAL SHAREHOLDERS TABLE

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class	Options and Warrants Exercisable Within 60 Days	Total	Percent of Class - Total

Joel M. Greenblatt 100 Jericho Quadrangle Jericho, NY 11753	81,251	15.7%	---	81,251	15.7%

Security Ownership

                The following table, together with the accompanying footnotes, sets forth information, as of March 31, 2008, regarding stock ownership of all persons known by St Lawrence Seaway Corporation to own beneficially more than 5% of the Company’s outstanding common stock, and named executives, all directors, and all directors and officers of St. Lawrence as a group:

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class	Options and Warrants Exercisable Within 60 Days	Total	Percent of Class - Total

Executive Officers and Directors

Bernard Zimmerman Chairman of the Board, President and Chief Financial Officer 18 High Meadow Road Weston, CT 06883	75,000	(2)	14.5%	250,000(1)(2)	325,000	42.3%

Duane L. Berlin Secretary 200 Connecticut Avenue Norwalk, CT 06854	---		---	---	---	---

Edward B. Grier, III Gracie Capital Investment Partners 590 Madison Avenue, 28th Floor New York, NY 10022	---		---	---	---	---

Ronald A. Zlatniski 4206 Cypress Grove Lane Greensboro, NC 27455	40,663		7.8%	---	40,663	7.8%

All directors and executive officers as a group (four persons)	115,663		22.3%	250,000	365,663	47.6%

(1)   Mr. Zimmerman is the beneficial owner of a warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $1.00 per share subject to dilution and other provisions, as outlined in the warrant agreement. Such warrants expire on August 31, 2017.

(2)   These shares and warrants are owned by Bernard Zimmerman & Company, Inc. an affiliate of Bernard Zimmerman.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a)

	(a)	(b)	(c)

Equity compensation plans approved by security holders	None	None	None

Equity compensation plans not approved by security holders	None	None	None

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                Pursuant to the Purchase Agreement with the Investor (Bernard Zimmerman & Company, Inc.), (as outlined under “Recent Developments – Page 1”) on August 31, 2007, the Company sold 75,000 unregistered shares of common stock, par value $0.01 (the “Common Stock”),, for $1.00 per share (for a total of $75,000) and 250,000 warrants to purchase 250,000 shares of Common Stock for $0.01 per warrant (for a total of $2,500), as described in Form 8-K, filed by the Company on September 6, 2007. The warrants were exercisable immediately with an exercise price of $1.00 per share.

                On August 31, 2007, Mr. Joel Greenblatt, the former Chairman of the Board of Directors of the Company, exercised warrants to purchase 16,667 shares of Common Stock at $3.00 per share (for a total of $50,001). On June 13, 2006, Mr. Greenblatt exercised warrants to purchase 16,667 shares of Common Stock at $3.00 per share (for a total of $50,001).

                All outstanding options and warrants expired on September 21, 2007 (with the exception of the Warrants issued on August 31, 2007 to the Investor in connection with the transaction described under Recent Developments, (see Page 1).

                See Form 8-K, filed by the Company on August 31, 2007 and September 6, 2007, for a description of the transaction outlined on pp. 3-4 of this Form 10-KSB. Also please refer to the notice of annual meeting and the proxy statement mailed to all shareholders on May 30, 2007 on Form DEF-14A for a description of all proposals submitted to the shareholders for a vote at the Annual Meeting of Shareholders held on July 10, 2007. All proposals were approved by a majority vote of the shareholders.

Item 13 – Exhibits.

(31.1)	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification by Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

Item 14 – Principal Accountant Fees and Services.

                The independent auditor for the Company for the fiscal years ended March 31, 2007 and 2006 was the firm of Mahoney Sabol & Company, LLP.

                Mahoney Sabol & Company, LLP (“MSC”) was engaged as the Company’s independent public accountants as of May 25, 2006. MSC billed the Company an aggregate of $18,400 for the audit of the financial statements in total for the years ended March 31, 2007 and 2006. See Item 8. The appointment of Braver P.C. as the auditors for the Company became effective January 4, 2008 and will bill the Company $3,000 for the audit of the Company’s financial statements to be included in the Company’s 10KSB for the year ended March 31, 2008. Braver will also bill the Company a total of $1,000 covering the preparation of the Company’s federal and state tax returns for the year ended March 31, 2008.

                The following aggregate fees were billed to the Company for professional services rendered by its independent auditors for the fiscal years ended March 31, 2007 and 2006:

	2007	2006
Audit Fees:	$7,000	$11,400
Audit-Related Fees:	$5,512	$4,000
Tax Fees:	$—	$1,200
All Other Fees:	$—	$—

                The Board of Directors, acting as Audit Committee, has not adopted pre-approval policies and procedures with respect to services provided by the independent auditor, as all services are approved by the Board prior to the services being provided.

Item 7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of St. Lawrence Seaway Corporation
Norwalk, Connecticut

We have audited the accompanying balance sheets of St. Lawrence Seaway Corporation (the Company) as of March 31, 2008 and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of St. Lawrence Seaway Corporation, as of March 31, 2007, were audited by other auditors whose report dated June 25, 2007, expressed an unqualified opinion on those statements.

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

In our opinion, the 2008 financial statements referred to above present fairly, in all material respects, the financial position of St. Lawrence Seaway Corporation as of March 31, 2008 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and may require additional capital during fiscal 2009 to fund continuing operations. These items raise substantial doubt about the Company’s ability to continue as a going concern through March 31, 2009. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Braver P.C.

Certified Public Accountants

Providence, Rhode Island

May 30, 2008

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

/s/ Mahoney Sabol & Company, LLP

Certified Public Accountants
Glastonbury, Connecticut

June 25, 2007

ST. LAWRENCE SEAWAY CORPORATION
BALANCE SHEETS

ASSETS	March 31,
	2008	2007
Current assets:
Cash and cash equivalents	$116,617	$69,524
Accrued interest receivable	—	133

Total current assets	$116,617	69,657
Other assets:
Medical investment	—	83,400

Total assets	$116,617	$153,057

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,000	$37,561

Total current liabilities	$8,000	37,561

Commitments and contingencies
Shareholders' equity:
Preferred Stock, par value $0.01, 1,000,000 shares authorized, none issued and outstanding.	—	—
Common stock, par value $0.01 per share; 48,500,000 authorized; 518,736 at 3/31/08 and 427,069 at 3/31/07 issued and outstanding	5,188	4,271
Common stock, Class A (tracking) par value $0.01 per share; 510,000 authorized; 443,736 at 3/31/08 and 0 at 3/31/07 issued and outstanding	4,437	—
Additional paid-in capital	1,481,365	866,718
Retained earnings (deficit)	(1,382,373)	(755,493)

Total shareholders' equity	108,617	115,496
Total liabilities and shareholders' equity	$116,617	$153,057

See notes to financial statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS

	YEARS ENDED MARCH 31,
	2008	2007

Revenues:
Interest and dividends	$3,554	$5,596

Total revenues	3,554	5,596
Operating costs and expenses:
Equity in loss of Medical Investments	—	6,600
General and administrative	54,534	94,654

Total operating expenses	54,534	101,254
Other income (expense):
Write off of Medical Investments	(83,400)	—
Fair Value of Warrant Issuance	(492,500)	—

Income (loss) before tax provision	$(626,880)	(95,658)
Provision for income taxes/(tax benefit)	—	—

Net income (loss)	$(626,880)	$(95,658)

Per Share Data:
Weighted average number of common shares outstanding basic and diluted	480,311	423,736

Earnings per share:
Income (loss) per share basic and diluted	$(1.31)	$(.23)

See Notes to Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A	Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2006 (audited)		410,402	$4,104	$816,884	$(659,835)	$161,153

Net loss for the Year ended March 31, 2007					$(95,658)	$(95,658)

Exercise of Warrants		16,667	$167	$49,834		$50,001

Balance March 31, 2007 (audited)		427,069	$4,271	$866,718	$(755,493)	$115,496

Issuance of Class A Shares	443,736		$4,437	$(4,437)		—

Sale of Warrants		—	—	$2,500		$2,500

Sale of Common Shares		75,000	$750	$74,250		$75,000

Exercise of Warrants		16,667	$167	$49,834		$50,001

Fair Value of Warrant Issuance				$492,500		$492,500

Net loss for the year ended March 31, 2008					$(626,880)	$(626,880)

Balance March 31, 2008 (audited)	443,736	518,736	$9,625		$(1,382,373)	$108,617

See Notes to Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2008	March 31, 2007

Cash flows from operating activities
Net Income (Loss)	$(626,880)	$(95,658)
Adjustments to reconcile net income to net cash from operating activities
Equity in loss of Medical Investments	—	6,600
Write-off of medical investment	83,400	—
Fair value of warrant issuance	492,500	—
(Increase) Decrease in current assets:
Interest and other receivables	133	42
(Increase) Decrease in other assets	—	—
(Decrease) Increase in current liabilities:
Accounts payable	(29,561)	(14,439)

Net cash used in operating activities	$(80,408)	$(103,455)

Cash flows from investing activities:
Net cash from investing activities	$—	$—

Cash flows from financing activities
Exercise of stock warrants	50,001	50,001
Sale of common stock and warrants (see Note 3 and 6)	77,500	—

Net cash from financing activities	$127,501	$50,001

(Continued)

Net increase (decrease) in cash and cash equivalents	47,093	(53,454)
Cash and cash equivalents, beginning	69,524	122,978

Cash and cash equivalents, ending	$116,617	$69,524

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
The Company issued 443,736 shares of Class A Common Stock (tracking stock) in accordance with the Purchase Agreement (see Notes 3 and 4) in a non-cash transaction.
Equity in loss of Medical Investments	$—	$6,600
Write-off of medical investment	$83,400	$—
Fair value of warrant issuance	$492,500	$—

See Notes to the Financial Statements

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

GOING CONCERN:

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses of $626,880 and $95,658 for the years ended March 31, 2008 and 2007, respectively. These losses have significantly weakened the Company’s financial condition and its ability to meet current operating expenses. The Company’s working capital has increased to $108,617 at March 31, 2008 from $32,096 at March 31, 2007. The appropriateness of using the going concern basis is dependent on, among other things, the Company’s ability to raise additional capital to fund operating losses, and further reduce operating expenses. The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through March 31, 2009. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

EARNINGS PER SHARE:

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted, unless doing so would be antidilutive. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

                Basic and diluted income (loss) per common share was calculated using the following number of shares:

	Year ended March 31,
	2008	2007

Weighted average number of shares outstanding - Common	480,311	423,736

ST. LAWRENCE SEAWAY CORPORATION

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company maintained cash balances at financial institutions (a bank and a brokerage firm) at March 31, 2007. The bank account at March 31, 2008 is insured by the Federal Deposit Insurance Corporation (FDIC) for balances up to $100,000. The brokerage account was not insured. At various times throughout the year, cash balances exceeded FDIC limits. At March 31, 2008 and 2007, the Company had uninsured cash balances totaling $16,617 and $68,911 respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which this option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial statements.

In December 2007, the FASB issues SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating what impact the adoption of SFAS No. 141(R) will have on the financial statements.

CONCENTRATIONS OF CREDIT RISK:

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents.

ST. LAWRENCE SEAWAY CORPORATION

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

STOCK BASED COMPENSATION:

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the Company, this statement was effective as of April 1, 2006. The Company adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of SFAS 123® for all share-based payments granted after the effective date and, based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date that remain unvested on the effective date. The Company was not required to record any expenses under SFAS 123(R) for share based awards currently outstanding. However, the amount of expense recorded under SFAS 123(R) will depend upon the number of share based awards granted in the future and their valuation.

NOTE 2 – SHAREHOLDERS’ EQUITY

All share amounts have been retrospectively restated to reflect the reduction in par value from $1.00 to $0.01 based upon authorization by the Company’s shareholders (see Note 3). Basic and diluted earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding under the treasury stock method. Common stock equivalents include all common stock options and warrants outstanding during each of the periods presented. Earnings per share information associated with the Class A shares has not been presented as there were no earnings or losses associated with these shares; accordingly, such per share amounts are nil.

NOTE 3 – PURCHASE AGREEMENT

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

ST. LAWRENCE SEAWAY CORPORATION

NOTE 3 – PURCHASE AGREEMENT (CONTINUED)

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

NOTE 4 – MEDICAL INVESTMENTS

In periods prior to March 31, 2007, the Company made certain investments in two medical research organizations. Reference is made to the Company’s 10-KSB for the fiscal year ending March 31, 2007 for a full description of the two medical investments. The investment in New York University Research was written off the Company’s books in the fiscal year ended March 31, 2005 as having no value. As a result of the Purchase Agreement (see Note 3), the Company’s investment in T3 Therapeutics was written off in the nine months ended December 31, 2007. In accordance with the Purchase Agreement, a Class “A” common stock (a tracking stock) was issued to all Company stockholders of record except the Investor on August 31, 2007, the closing date of that transaction. All subsequent stockholders will not be entitled to receive any shares or benefits of the tracking stock, which is non-certificated, non-voting, non-transferable and non-saleable, and will be held only in book entry form in the records of the Company’s transfer agent. Any funds or other remuneration received from this investment will inure only to those persons who were stockholders of record, with the exception of the Investor, on August 31, 2007. Therefore, this investment is deemed to not have any current value and $83,400 was written off the Company’s financial statements as at the six months ended September 30, 2007. However, the Class A common stock (the “Tracking Stock”) that was allocated to the shareholders of the Company on August 31, 2007 will continue to be maintained on the books of the Company at the office of the Company’s registrar and transfer agent until such time as

ST. LAWRENCE SEAWAY CORPORATION

NOTE 4 – MEDICAL INVESTMENTS (CONTINUED)

the Medical Investment is liquidated, permanently impaired or deemed worthless. At August 31, 2007 and March 31, 2008, there were 443,736 shares of Class A Common Stock issued and outstanding.

A reconciliation of the medical investment is as follows:

Balance March 31, 2005 (as restated)	$680,000
Add: Follow-on investment, November 16, 2005	$50,000
Subtotal	$730,000
Less:
Impairment loss	$(630,000)
Equity in Loss of T3 Therapeutics	$16,600
Balance, March 31, 2007	$83,400
Write off at September 30, 2007	$(83,400)

Balance at March 31, 2008	$-0-

As of August 31, 2007, the date of the closing of the transactions contemplated by the Purchase Agreement, Mr. Edward B. Grier, a current member of the Company’s board of directors, was a 2.5% owner of T-3 Therapeutics and had an option to purchase an additional ownership interest of approximately 2.5%, both of which he continues to own.

NOTE 5 – NEW ACCOUNTING POLICY – SHARE BASED AWARDS

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

Effective April 1, 2006, the Company adopted the fair-value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation cost will be recognized for all share based payments issued after April 1, 2006. Such compensation cost would include the estimated expense for the portion of the vesting period after April 1, 2006 for share-based payments granted prior to, but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123. Results from prior periods have not been restated, as provided under the modified-prospective method. Except for the share and warrant transactions detailed herein, the Company had no additional issuances of share based awards requiring disclosure under FASB 123R as of and for the periods ended December 31, 2008 and 2007.

ST. LAWRENCE SEAWAY CORPORATION

NOTE 6 – FAIR VALUE OF COMMON STOCK AND COMMON STOCK WARRANTS

The transaction entered into by the Company and the Investor on August 31, 2007 (see Note 3) required the Company to issue 250,000 Warrants to the Investor, exercisable immediately, with an exercise price of $1.00 per warrant. The Warrants were sold to the Investor for $0.01 per warrant.

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

NOTE 7 – INCOME TAXES

At March 31, 2008 the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $721,000 to be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against taxable future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

		March 31,
		2008		2007

Net Operating Losses		$1,100,000		$600,000
Valuation Allowance		(1,100,000)		(600,000)

	$	- 0 -	$	- 0 -

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. LAWRENCE SEAWAY CORPORATION

By:

Bernard Zimmerman

Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

Date: June 19, 2008

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

	President, Chairman of the Board, Chief Executive Officer and Chief Financial Officer	June 19, 2008

Bernard Zimmerman

/s/ Ronald A. Zlatniski	Director	June 19, 2008

Ronald A. Zlatniski

	Secretary and Director	June 19, 2008

Duane L. Berlin

/s/ Edward B. Grier III	Director	June 19, 2008

Edward B. Grier III