Form 10-Q
period 2008-06-30
ST LAWRENCE SEAWAY CORP
filed 2008-07-30
CIK 86264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ____________ to ____________

Commission File Number 000-02040

ST. LAWRENCE SEAWAY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	26-0818050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |X| No |_|

State the number of shares outstanding of the issuer's common stock.

Class	Outstanding at July 29, 2008
Common Stock, $0.01 par value	518,736

Transitional Small Business Disclosure Format (check one):   Yes |_|                  No |X|

ST. LAWRENCE SEAWAY CORPORATION
FORM 10-Q INDEX

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

Item 1. Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
BALANCE SHEETS

	At June 30,	At March 31,
	2008	2008

	(unaudited)	(audited)
ASSETS

Current Assets:
Cash and cash equivalents	$106,934	116,617
Accrued interest receivable	—	—

Total Current Assets	106,934	116,617

Other Assets:
Medical investment	—	—

Total Assets	$106,934	116,617

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable & accrued expenses	4,000	8,000

Total Current Liabilities	$4,000	8,000

Commitments and contingencies
Shareholders' Equity:

Preferred Stock, par value $0.01, 1,000,000 shares authorized, none issued or outstanding		—

Common stock, par value $0.01 per share; 48,500,000 shares authorized; 518,736 at 3/31/08 and 427,069 at 3/31/07 issued and outstanding	5,188	5,188

Common stock, Class A (tracking), par value $0.01 per share; 510,000 shares authorized; 443,736 at 3/31/08 and 0 at 3/31/07 issued and outstanding	4,437	4,437

Additional paid-in capital	1,481,365	1,481,365
Retained earnings (deficit)	(1,388,056)	(1,382,373)

Total Shareholders' Equity	102,934	108,617

Total Liabilities and Shareholders' Equity	$106,934	116,617

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended

	June 30, 2008	June 30, 2007

Revenues:
Interest and dividends	$681	651

Total revenues	681	651

Operating costs and expenses:
General and administrative	6,364	15,099

Total operating expenses	6,364	15,099
Write-off of medical investments (see Note D)	—	—
Fair value of warrant issuance (see Note F)	—	—

Income (Loss) before tax provision	(5,683)	(14,448)
Provision for income taxes	—	0

Net income (loss)	$(5,683)	(14,448)

Per share data:
Weighted average number of common shares outstanding - Basic and Diluted	518,736	427,069

Basic and Diluted:
Income (Loss) per share	($0.01)	($0.03)

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities
Net Income (Loss)	$(5,683)	(14,448)

Adjustments to reconcile net income to net cash from operating activities
Write-off of medical investment	—	—
(Increase) Decrease in current assets:
Interest and other receivables	—	34
(Increase) Decrease in other assets	—	—

(Decrease) Increase in current liabilities:
Accounts payable	(4,000)	(1,935)

Net cash used in operating activities	$(9,683)	(16,349)

Cash flows from investing activities:	0	0

Net cash from investing activities	0	0

Cash flows from financing activities
Exercise of stock warrants
Sale of common stock and warrants (see Note C)	—	—
Fair value of warrant issuance	—	—

Net cash from financing activities	$0	0

Net increase (decrease) in cash and cash equivalents	(9,683)	(16,349)

Cash and cash equivalents, beginning	116,617	69,524

Cash and cash equivalents, ending	$106,934	53,175

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$0	$0
Cash paid for interest expense	$0	$0
The Company issued 443,736 shares of Class A Common Stock (tracking stock) in accordance with the Purchase Agreement (see Note C) in a non-cash transaction.

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months ended June 30, 2008

	Class A	Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2006 (audited)		410,402	$4,104	$816,884	$(659,835)	$161,153

Net loss for the Year ended March 31, 2007					$(95,658)	$(95,658)

Exercise of Warrants		16,667	$167	$49,834		$50,001

Balance March 31, 2007 (audited)		427,069	$4,271	$866,718	$(755,493)	$115,496

Issuance of Class A Shares	443,736		$4,437	$(4,437)		–

Sale of Warrants		—	—	$2,500		$2,500

Sale of Common Shares		75,000	$750	$74,250		$75,000

Exercise of Warrants		16,667	$167	$49,834		$50,001

Fair Value of Warrant Issuance				$492,500		$492,500

Net loss for the year ended March 31, 2008					$(626,880)	$(626,880)

Balance March 31, 2008 (audited)	443,736	518,736	$9,625	$1,481,365	$(1,382,373)	$108,617

Net loss for the three months ended June 30, 2008					$(5,683)	$(5,683)

Balance June 30, 2008 (unaudited)	443,736	518,736	$9,625	$1,481,365	$(1,388,056)	$102,934

See Notes to Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended March 31, 2008 and all subsequent filings with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

The financial statements have been prepared assuming the Company will continue as a going concern. Management believes that the Company has sufficient cash and understandings with various creditors to continue its efforts to seek merger (including reverse merger) acquisition and business combination opportunities for more than the next twelve months. However, the Company has no operations, and has experienced recurring quarterly and annual losses which have significantly weakened the Company’s financial condition and its ability to meet current operating expenses. The appropriateness of using the going concern basis is dependent on, among other things, the Company’s ability to raise additional capital to fund operating losses, and to further reduce operating expenses. The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through June 30, 2009. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

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

NOTE D — MEDICAL INVESTMENTS

In periods prior to March 31, 2007, the Company made certain investments in two medical research organizations. Reference is made to the Company’s 10-KSB for the fiscal year ending March 31, 2007 for a full description of the two medical investments. The investment in New York University Research was written off the Company’s books in the fiscal year ended March 31, 2005 as having no value. As a result of the Purchase Agreement (see Note C), the Company’s investment in T3 Therapeutics was written off in the nine months ended June 30, 2008. In accordance with the Purchase Agreement, a Class “A” common stock (a tracking stock) was issued to all Company stockholders of record except the Investor on August 31, 2007, the closing date of that transaction. All subsequent stockholders will not be entitled to receive any shares or benefits of the tracking stock, which is non-certificated, non-voting, non-transferable and non-saleable, and will be held only in book entry form in the records of the Company’s transfer agent. Any funds or other remuneration received from this investment will inure only to those persons who were stockholders of record, with the exception of the Investor, on August 31, 2007. Therefore, this investment is deemed to not have any current value and $83,400 was written off the Company’s financial statements as at the six months ended September 30, 2007. However, the Class A common stock (the “Tracking Stock”) that was allocated to the shareholders of the Company on August 31, 2007 will continue to be maintained on the books of the Company at the office of the Company’s registrar and transfer agent until such time as the Medical Investment is liquidated, permanently impaired or deemed worthless. At August 31, 2007, March 31, 2008, and June 30, 2008 there were 443,736 shares of Class A Common Stock issued and outstanding.

A reconciliation of the medical investment is as follows:

Balance March 31, 2005 (as restated)	$680,000
Add: Follow-on investment, November 16, 2005	$50,000
Subtotal	$730,000
Less:
Impairment loss	($630,000)
Equity in Loss of T3 Therapeutics	($16,600)
Balance, March 31, 2007	$83,400
Write off at September 30, 2007	($83,400)

Balance at March 31, 2008 and June 30, 2008	$-0-

As of August 31, 2007, the date of the closing of the transactions contemplated by the Purchase Agreement, and through the date hereof, Mr. Edward B. Grier, a current member of the Company’s board of directors, was a 2.5% owner of T-3 Therapeutics and had an option to purchase an additional ownership interest of approximately 2.5%, both of which he continues to own.

NOTE E — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

NOTE F — CONCENTRATIONS OF CREDIT RISK:

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents.

NOTE G — FAIR VALUE OF COMMON STOCK AND COMMON STOCK WARRANTS

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

NOTE H — FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

NOTE I — STOCK BASED COMPENSATION:

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

NOTE J — SHAREHOLDERS’ EQUITY

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

Item 2. Management’s Discussion and Analysis of Operations / Plan of Operation

Please see “Note D — Medical Investment” in the Notes to the Financial Statements contained under Footnote D of this Form 10-Q for a description of the medical investments the Company made during 2002 and subsequent additional investments and the write-off of such investments in the year ended March 31, 2008 and its current status.

Results of Operations for the three months ended June 30, 2008 as compared to three months ended June 30, 2007.

Interest income increased to $ 681 for the three months ended June 30, 2008, from $ 651 for the three months ended June 30, 2007, an increase of $ 30. This increase is a result of higher cash balances during a portion of 2008 as compared to 2007 offset by lesser interest rates received.

General and administrative expenses decreased to $ 6,364 for the three months ended June 30, 2008 from $15,099 for the three months ended June 30, 2007. The decrease in general and administrative expenses is primarily due to a decrease in professional fees, transaction expenses and stockholder expenses.

Liquidity and Capital Resources

                Please see “Recent Developments”, pp. 3-4, and “Note C to the Financial Statements contained under Item 1 of this Form 10-Q for a description of the Purchase Agreement described therein.

                Cash and cash equivalents increased from $53,175 at June 30, 2007 to $106,934 at June 30, 2008. At March 31, 2008 cash and cash equivalents was $116,617 and decreased to $106,934 at June 30, 2008. The cash decrease was partially due to the loss incurred in the three months ended June 30, 2008 and payment of accrued expenses. Most significantly, cash increased from June 30, 2007 to June 30, 2008 in connection with the equity purchases made on August 31, 2007, which were made pursuant to the Purchase Agreement and in connection with the exercise of warrants to purchase 16,667 shares of the Company’s common stock at $3.00 per share made by Mr. Joel Greenblatt, the former Chairman of the Board, offset by expenses in connection with the transaction described herein as well as cash losses sustained in the Company’s operations in the three months ended June 30, 2008 and year ended March 31, 2008. The Company does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceeding – Not Applicable.

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

Item 3. Defaults upon Senior Securities – Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders – See Form 8-K, filed by the Company on September 6, 2007, for a description of the transaction outlined on pp. 3-4 of this Form 10-QSB. Also please refer to the notice of annual meeting and the proxy statement mailed to all shareholders on May 30, 2007 on Form DEF-14A for a description of all proposals submitted to the shareholders for a vote at the Annual Meeting of Shareholders held on July 10, 2007. All proposals were approved by a majority vote of the shareholders.

Item 5. Other Information – Not Applicable.

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

ST. LAWRENCE SEAWAY CORPORATION Registrant

Dated: July 30, 2008

Bernard Zimmerman Chairman, President, Chief Executive Officer and Chief Financial Officer