Form 10-Q
period 2008-09-30
ST LAWRENCE SEAWAY CORP
filed 2008-11-07
CIK 86264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2008

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ____________ to ____________

Commission File Number 000-02040

ST. LAWRENCE SEAWAY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	26-0818050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Connecticut Avenue Fifth Floor Norwalk, Connecticut 06854 (Address of principal executive offices)

(203) 853-8700
(Issuer's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" I Rule 12B-2 of the Exchange Act. (Check one)
Larger accelerated filer |_|	Accelerated filer |_|	Non-accelerated filer |_|	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |X| No |_|

State the number of shares outstanding of the issuer's common stock.

Class	Outstanding at October 31, 2008
Common Stock, $0.01 par value	518,736

ST. LAWRENCE SEAWAY CORPORATION
FORM 10-Q INDEX

PAGE
PART I. RECENT DEVELOPMENTS AND FINANCIAL INFORMATION
Recent Developments	1
Item 1. Financial Statements
Balance Sheets - September 30, 2008 (unaudited) and March 31, 2008 (audited)	2
Statements of Operations - Three months ended September 30, 2008 (unaudited) and three months ended September 30, 2007 (unaudited)	3
Statements of Operations - Six months ended September 30, 2008 (unaudited) and six months ended September 30, 2007 (unaudited)	4
Statement of Changes in Stockholders' Equity for the six months ended September 30, 2008 (unaudited)	5
Statements of Cash Flows - Six months ended September 30, 2008 (unaudited) and six months ended September 30, 2007 (unaudited)	6
Notes to Financial Statements - September 30, 2008	7-11
Item 2. Management's discussion and analysis of financial condition and result of operation	12
FORWARD LOOKING STATEMENTS	13
Item 3. Controls and Procedures	13
PART II. OTHER INFORMATION	13-14
Exhibit Index	14
Signatures	15

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

Item 1. Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
BALANCE SHEETS

	At September 30,	At March 31,
	2008	2008

	(unaudited)	(audited)
ASSETS

Current Assets:
Cash and cash equivalents	$98,601	116,617
Accrued interest receivable	—	—

Total Current Assets	98,601	116,617

Other Assets:
Medical investment	—	—

Total Assets	$98,601	116,617

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable & accrued expenses	4,000	8,000

Total Current Liabilities	$4,000	8,000

Commitments and contingencies

Shareholders' Equity:
Preferred Stock, par value $0.01, 1,000,000 shares authorized, none issued or outstanding	—	—

Common stock, par value $0.01 per share; 48,500,000 shares authorized; 518,736 at 9/30/08 and at 3/31/08 issued and outstanding	5,188	5,188

Common stock, Class A (tracking), par value $0.01 per share; 510,000 shares authorized; 443,736 at 9/30/08 and at 3/31/08 issued and outstanding	4,437	4,437

Additional paid-in capital	1,481,365	1,481,365
Retained earnings (deficit)	(1,396,389)	(1,382,373)

Total Shareholders' Equity	94,601	108,617

Total Liabilities and Shareholders' Equity	$98,601	116,617

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended

	September 30, 2008	September 30, 2007

Revenues:
Interest and dividends	$558	618

Total revenues	558	618

Operating costs and expenses:
General and administrative	8,891	14,313

Total operating expenses	8,891	14,313

Write-off of medical investments (see Note D)	—	(83,400)
Fair value of warrant issuance (see Note F)	—	(492,500)

(Loss) before tax provision	(8,333)	(589,595)
Provision for income taxes	—	—

Net (loss)	$(8,333)	(589,595)

Per share data:
Weighted average number of common shares outstanding basic and diluted	518,736	457,957

Basic and diluted loss per share	($0.02)	($1.29)

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended

	September 30, 2008	September 30, 2007

Revenues:
Interest and dividends	$1,239	1,269

Total revenues	1,239	1,269

Operating costs and expenses:
General and administrative	15,255	29,412

Total operating expenses	15,255	29,412

Write-off of medical investments (see Note D)	—	(83,400)
Fair value of warrant issuance (see Note F)	—	(492,500)

(Loss) before tax provision	(14,016)	(604,043)
Provision for income taxes	—	—

Net (loss)	$(14,016)	(604,043)

Per share data:
Weighted average number of common shares outstanding basic and diluted	518,736	442,597

Basic and diluted loss per share	($0.03)	($1.36)

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months ended September 30, 2008

	Class A	Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2006 (audited)		410,402	$4,104	$816,884	$(659,835)	$161,153

Net loss for the Year ended March 31, 2007					$(95,658)	$(95,658)

Exercise of Warrants		16,667	$167	$49,834		$50,001

Balance March 31, 2007 (audited)		427,069	$4,271	$866,718	$(755,493)	$115,496

Issuance of Class A Shares	443,736		$4,437	$(4,437)		—

Sale of Warrants		—	—	$2,500		$2,500

Sale of Common Shares		75,000	$750	$74,250		$75,000

Exercise of Warrants		16,667	$167	$49,834		$50,001

Fair Value of Warrant Issuance				$492,500		$492,500

Net loss for the year ended March 31, 2008					$(626,880)	$(626,880)

Balance March 31, 2008 (audited)	443,736	518,736	$9,625	$1,481,365	$(1,382,373)	$108,617

Net loss for the six months ended September 30, 2008					$(14,016)	$(14,016)

Balance September 30, 2008 (unaudited)	443,736	518,736	$9,625	$1,481,365	$(1,396,389)	$94,601

See Notes to Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	September 30, 2008	September 30, 2007

Cash flows from operating activities
Net (Loss)	$(14,016)	(604,043)

Adjustments to reconcile net income to net cash from operating activities
Fair Value of warrant insurance	—	492,500
Write-off of medical investment	—	83,400
(Increase) Decrease in current assets:
Interest and other receivables	—	133

(Decrease) Increase in current liabilities:
Accounts payable	(4,000)	(5,061)

Net cash used from operating activities	$(18,016)	(33,071)

Cash flows from investing activities:	—	—

Net cash from investing activities	—	—

Cash flows from financing activities
Proceeds from exercise of stock warrants	—	50,001
Proceeds from sale of common stock and warrants (see Note C)	—	77,500

Net cash provided by financing activities	$—	127,501

Net (decrease) in cash and cash equivalents	(18,016)	(94,430)

Cash and cash equivalents, beginning	116,617	69,524

Cash and cash equivalents, ending	$98,601	163,954

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

The Company issued 443,736 shares of Class A Common Stock (tracking stock) in accordance with the Purchase Agreement (see Note C) in a non-cash transaction.

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended March 31, 2008 and all subsequent filings with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

The financial statements have been prepared assuming the Company will continue as a going concern. Management believes that the Company has sufficient cash and understandings with various creditors to continue its efforts to seek merger (including reverse merger) acquisition and business combination opportunities for more than the next twelve months. However, the Company has no operations, and has experienced recurring quarterly and annual losses which have significantly weakened the Company’s financial condition and its ability to meet current operating expenses. The appropriateness of using the going concern basis is dependent on, among other things, the Company’s ability to raise additional capital to fund operating losses, and to further reduce operating expenses. The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through September 30, 2009. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

The Company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial statements.

NOTE B – SHAREHOLDERS’ EQUITY AND EARNINGS PER SHARE

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

NOTE C – PURCHASE AGREEMENT

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

NOTE D – MEDICAL INVESTMENTS

In periods prior to March 31, 2007, the Company made certain investments in two medical research organizations. Reference is made to the Company’s 10-KSB for the fiscal year ending March 31, 2007 for a full description of the two medical investments. The investment in New York University Research was written off the Company’s books in the fiscal year ended March 31, 2005 as having no value. As a result of the Purchase Agreement (see Note C), the Company’s investment in T3 Therapeutics was written off at September 30, 2007. In accordance with the Purchase Agreement, a Class “A” common stock (a tracking stock) was issued to all Company stockholders of record except the Investor on August 31, 2007, the closing date of that transaction. All subsequent stockholders will not be entitled to receive any shares or benefits of the tracking stock, which is non-certificated, non-voting, non-transferable and non-saleable, and will be held only in book entry form in the records of the Company’s transfer agent. Any funds or other remuneration received from this investment will inure only to those persons who were stockholders of record, with the exception of the Investor, on August 31, 2007. Therefore, this investment is deemed to not have any current value and $83,400 was written off the Company’s financial statements as at the six months ended September 30, 2007. However, the Class A common stock (the “Tracking Stock”) that was allocated to the shareholders of the Company on August 31, 2007 will continue to be maintained on the books of the Company at the office of the Company’s registrar and transfer agent until such time as the Medical Investment is liquidated, permanently impaired or deemed worthless. At August 31, 2007, March 31, 2008, and September 30, 2008 there were 443,736 shares of Class A Common Stock issued and outstanding.

A reconciliation of the medical investments is as follows:

Balance March 31, 2005 (as restated)	$680,000
Add: Follow-on investment, November 16, 2005	$50,000
Subtotal	$730,000
Less:
Impairment loss	($630,000)
Equity in Loss of T3 Therapeutics	($16,600)
Balance, March 31, 2007	$83,400
Write off at September 30, 2007	($83,400)

Balance at March 31, 2008 and September 30, 2008	$-0-

As of August 31, 2007, the date of the closing of the transactions contemplated by the Purchase Agreement, and through the date hereof, Mr. Edward B. Grier, a current member of the Company’s board of directors, was a 2.5% owner of T-3 Therapeutics and had an option to purchase an additional ownership interest of approximately 2.5%, both of which he continues to own.

NOTE E – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain items at fair value. Unrealized gains and losses on items for which this option has been elected are reported in earnings. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial statements.

In December 2007, the FASB issues SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any non-controlling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating what impact the adoption of SFAS No. 141(R) will have on the financial statements.

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. Section 404(a) of the Act requires public companies to report on the effectiveness of their control over financial reporting and Section 404(b) requires public companies to obtain an attest report from their independent registered public accountant about management’s report. The Company is not required to comply with section 404(a) of the Act until the fiscal year ending March 31, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE F – CONCENTRATIONS OF CREDIT RISK:

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents.

NOTE G – FAIR VALUE OF COMMON STOCK AND COMMON STOCK WARRANTS

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

Based on the Black-Scholes valuation method, the warrants were determined to have an estimated fair value of $1.98 per warrant at issuance. Accordingly, the Company recorded the difference between the estimated fair value of the warrant $495,000 and the cost of the warrant $2,500 as compensation expense and a corresponding increase to accumulated paid-in capital.

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

NOTE I – STOCK BASED COMPENSATION:

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

NOTE J – SHAREHOLDERS’ EQUITY

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

Item 2. Management’s Discussion and Analysis of Operations / Plan of Operation

Please see “Footnote D — Medical Investment” in the Notes to the Financial Statements contained in the Footnotes to the Financial Statements of this Form 10-Q for a description of the medical investments the Company made during 2002 and subsequent additional investments and the write-off of such investments in the year ended March 31, 2008 and its current status.

Results of Operations for the three months ended September 30, 2008 as compared to three months ended September 30, 2007.

Interest income decreased to $ 558 for the three months ended September 30, 2008, from $ 618 for the three months ended September 30, 2007, a minor decrease. This decrease is a result of lower cash balances during the three months of 2008 as compared to 2007.

General and administrative expenses decreased to $ 8,891 for the three months ended September 30, 2008 from $14,313 for the three months ended September 30, 2007. The decrease in general and administrative expenses is primarily due to a decrease in professional fees, transaction expenses and stockholder expenses.

Results of Operations for the six months ended September 30, 2008 as compared to six months ended September 30, 2007.

Interest income was approximately the same in the six months ended September 30, 2008 and 2007. Operating and general and administrative expenses decreased to $15,255 in the six months ended September 30, 2008 from $29,412 in the same six months of 2007. The decrease is primarily due to lesser professional fees, 2007 transaction expenses (see page 1-2) and stockholder expenses.

Liquidity and Capital Resources

                Please see “Recent Developments”, pp. 1-2, and “Note C to the Financial Statements contained under Item 1 of this Form 10-Q for a description of the Purchase Agreement described therein.

                Cash and cash equivalents increased from $53,175 at June 30, 2007 to $98,601 at September 30, 2008. At March 31, 2008 cash and cash equivalents was $116,617. The cash decrease from March 30, 2008 to September 30, 2008 was partially due to the loss incurred in the six months ended September 30, 2008 and payment of accrued expenses. Most significantly, cash increased from June 30, 2007 to September 30, 2008 in connection with the equity purchases made on August 31, 2007, which were made pursuant to the Purchase Agreement and in connection with the exercise of warrants to purchase 16,667 shares of the Company’s common stock at $3.00 per share made by Mr. Joel Greenblatt, the former Chairman of the Board, offset by expenses in connection with the transaction described herein offset by cash losses sustained in the Company’s operations in the six months ended September 30, 2008 and in the year ended March 31, 2008. The Company does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.

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

All outstanding options and warrants expired on September 21, 2007 (with the exception of the Warrants issued on August 31, 2007 to the Investor in connection with the transaction described under Recent Developments, pp. 1-2).

Item 3. Defaults upon Senior Securities — Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders – See Form 8-K, filed by the Company on September 6, 2007, for a description of the transaction outlined on pp. 1-2 of this Form 10-Q. Also please refer to the notice of annual meeting and the proxy statement mailed to all shareholders on May 30, 2007 on Form DEF-14A for a description of all proposals submitted to the shareholders for a vote at the Annual Meeting of Shareholders held on July 10, 2007. All proposals were approved by a majority vote of the shareholders.

Item 5. Other Information – Not Applicable.

Item 6. Exhibits

31.1 –	Certification by President, Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certificate of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. LAWRENCE SEAWAY CORPORATION Registrant

Dated: November 7, 2008	Bernard Zimmerman Chairman, President, Chief Executive Officer and Chief Financial Officer