Form 10-Q
period 2008-12-31
ST LAWRENCE SEAWAY CORP
filed 2009-02-04
CIK 86264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2008

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ____________ to ____________

Commission File Number 000-02040

ST. LAWRENCE SEAWAY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	26-0818050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer and accelerated filer", "non-accelerated filer," and "smaller reporting company' in Rule 12B-2 of the Exchange Act. (Check one)

Larger accelerated filer |_|	Accelerated filer |_|	Non-accelerated filer |_|	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |X| No |_|

State the number of shares outstanding of the issuer's common stock.

Class	Outstanding at January 30, 2009
Common Stock, $0.01 par value	518,736

ST. LAWRENCE SEAWAY CORPORATION
FORM 10-Q INDEX

PAGE
PART I. RECENT DEVELOPMENTS AND FINANCIAL INFORMATION
Recent Developments	1
Item 1. Financial Statements
Balance Sheets - December 31, 2008 (unaudited) and March 31, 2008 (audited)	2
Statements of Operations - Three months ended December 31, 2008 (unaudited) and three months ended December 31, 2007 (unaudited)	3
Statements of Operations - Nine months ended December 31, 2008 (unaudited) and nine months ended December 31, 2007 (unaudited)	4
Statement of Changes in Stockholders' Equity for the nine months ended December 31, 2008 (unaudited)	5
Statements of Cash Flows - Nine months ended December 31, 2008 (unaudited) and nine months ended December 31, 2007 (unaudited)	6
Notes to Financial Statements - December 31, 2008	7-11
Item 2. Management's discussion and analysis of financial condition and results of operations	12
FORWARD LOOKING STATEMENTS	13
Item 3. Controls and Procedures	13
PART II. OTHER INFORMATION	13-14
Exhibit Index	14
Signatures	15

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

Item 1. Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
BALANCE SHEETS

	At December 31,	At March 31,
	2008	2008

	(unaudited)	(audited)
ASSETS

Current Assets:
Cash and cash equivalents	$91,599	116,617
Accrued interest receivable	—	—

Total Current Assets	91,599	116,617

Total Assets	$91,599	116,617

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable & accrued expenses	4,000	8,000

Total Current Liabilities	$4,000	8,000

Commitments and contingencies

Shareholders' Equity:
Preferred Stock, par value $0.01, 1,000,000 shares authorized, none issued or outstanding	—	—

Common stock, par value $0.01 per share; 48,500,000 shares authorized; 518,736 at 12/31/08 and at 3/31/08 issued and outstanding	5,188	5,188

Common stock, Class A (tracking), par value $0.01 per share; 510,000 shares authorized; 443,736 at 12/31/08 and at 3/31/08 issued and outstanding	4,437	4,437

Additional paid-in capital	1,481,365	1,481,365
Retained deficit	(1,403,391)	(1,382,373)

Total Shareholders' Equity	87,599	108,617

Total Liabilities and Shareholders' Equity	$91,599	116,617

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended

	December 31, 2008	December 31, 2007

Revenues:
Interest and dividends	$508	1,206

Total revenues	508	1,206

Operating costs and expenses:
General and administrative	7,510	14,233

Total operating expenses	7,510	14,233
Write-off of medical investments (see Note D)	—	—
Fair value of warrant issuance (see Note G)	—	—

Loss before tax provision	(7,002)	(13,027)
Provision for income taxes	—	—

Net Loss	$(7,002)	(13,027)

Per share data:
Weighted average number of common shares outstanding basic and diluted	518,736	518,736

Basic and diluted loss per share	($0.01)	($0.03)

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended

	December 31, 2008	December 31, 2007

Revenues:
Interest and dividends	$1,747	2,475

Total revenues	1,747	2,475

Operating costs and expenses:
General and administrative	22,765	43,645

Loss Before Special Items	(21,018)	(41,170)

Write-off of medical investments (see Note D)	—	(83,400)
Fair value of warrant issuance (see Note G)	—	(492,500)

Loss before tax provision	(21,018)	(617,070)
Provision for income taxes	—	—

Net Loss	$(21,018)	(617,070)

Per share data:
Weighted average number of common shares outstanding basic and diluted	518,736	468,069

Basic and diluted loss per share:	($0.04)	($1.32)

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended December 31, 2008

	Class A	Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2006 (audited)		410,402	$4,104	$816,884	$(659,835)	$161,153

Net Loss for the Year Ended March 31, 2007 (audited)					$(95,658)	$(95,658)

Exercise of Warrants		16,667	$167	$49,834		$50,001

Balance March 31, 2007 (audited)		427,069	$4,271	$866,718	$(755,493)	$115,496

Issuance of Class A Shares	443,736		$4,437	$(4,437)		—

Sale of Warrants		—	—	$2,500		$2,500

Sale of Common Shares		75,000	$750	$74,250		$75,000

Exercise of Warrants		16,667	$167	$49,834		$50,001

Fair Value of Warrant Issuance				$492,500		$492,500

Net Loss for the Year Ended March 31, 2008 (audited)					$(626,880)	$(626,880)

Balance March 31, 2008 (audited)	443,736	518,736	$9,625	$1,481,365	$(1,382,373)	$108,617

Net Loss for the Nine Months Ended December 31, 2008 (unaudited)					$(21,018)	$(21,018)

Balance December 31, 2008 (unaudited)	443,736	518,736	$9,625	$1,481,365	$(1,403,391)	$87,599

See Notes to Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	December 31, 2008	December 31, 2007

Cash flows from operating activities
Net Loss	$(21,018)	(617,070)

Adjustments to reconcile net income to net cash from operating activities
Write-off of medical investment	—	83,400
Increase (Decrease) in current assets:
Interest and other receivables	—	133

(Decrease) Increase in current liabilities:
Accounts payable and accrued items	(4,000)	(21,861)

Net cash used in operating activities	$(25,018)	(555,398)

Cash flows from investing activities:	—	—

Net cash from investing activities	—	—

Cash flows from financing activities
Exercise of stock warrants	—	50,001
Sale of common stock and warrants (see Note C)	—	77,500

Fair value of warrant issuance	—	492,500

Net cash from financing activities	$—	620,001

Net increase (decrease) in cash and cash equivalents	(25,018)	64,603

Cash and cash equivalents, beginning	116,617	69,524

Cash and cash equivalents, ending	$91,599	134,127

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

The Company issued 443,736 shares of Class A Common Stock (tracking stock) in accordance with the Purchase Agreement (see Note C) in a non-cash transaction.

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008
(UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended March 31, 2008 and all subsequent filings with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

The financial statements have been prepared assuming the Company will continue as a going concern. Management believes that the Company has sufficient cash and understandings with various creditors to continue its efforts to seek merger (including reverse merger) acquisition and business combination opportunities for more than the next twelve months. However, the Company has no operations, and has experienced recurring quarterly and annual losses which have significantly weakened the Company’s financial condition and its ability to meet current operating expenses. The appropriateness of using the going concern basis is dependent on, among other things, the Company’s ability to raise additional capital to fund operating losses, and to further reduce operating expenses. The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through December 31, 2009. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

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

NOTE D — MEDICAL INVESTMENTS

In periods prior to March 31, 2007, the Company made certain investments in two medical research organizations. Reference is made to the Company’s 10-KSB for the fiscal year ending March 31, 2007 for a full description of the two medical investments. The investment in New York University Research was written off the Company’s books in the fiscal year ended March 31, 2005 as having no value. As a result of the Purchase Agreement (see Note C), the Company’s investment in T3 Therapeutics was written off at September 30, 2007. In accordance with the Purchase Agreement, a Class “A” common stock (a tracking stock) was issued to all Company stockholders of record except the Investor on August 31, 2007, the closing date of that transaction. All subsequent stockholders will not be entitled to receive any shares or benefits of the tracking stock, which is non-certificated, non-voting, non-transferable and non-saleable, and will be held only in book entry form in the records of the Company’s transfer agent. Any funds or other remuneration received from this investment will inure only to those persons who were stockholders of record, with the exception of the Investor, on August 31, 2007. Therefore, this investment is deemed to not have any current value and $83,400 was written off the Company’s financial statements as at the six months ended September 30, 2007. However, the Class A common stock (the “Tracking Stock”) that was allocated to the shareholders of the Company on August 31, 2007 will continue to be maintained on the books of the Company at the office of the Company’s registrar and transfer agent until such time as the Medical Investment is liquidated, permanently impaired or deemed worthless. At August 31, 2007, March 31, 2008, and December 31, 2008 there were 443,736 shares of Class A Common Stock issued and outstanding.

A reconciliation of the medical investments is as follows:

Balance March 31, 2005 (as restated)	$680,000
Add: Follow-on investment, November 16, 2005	$50,000
Subtotal	$730,000
Less:
Impairment loss	($630,000)
Equity in Loss of T3 Therapeutics	($16,600)
Balance, March 31, 2007	$83,400
Write off at September 30, 2007	($83,400)

Balance at March 31, 2008 and December 31, 2008	$-0-

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

NOTE E — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company has not yet adopted the simplified method for “plain vanilla” share options and warrants, but does not expect it to have a material impact on o the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007).. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

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

Results of Operations for the three months ended December 31, 2008 as compared to three months ended December 31, 2007.

Interest income decreased to $ 508 for the three months ended December 31, 2008, from $ 1,206 for the three months ended December 31, 2007. This decrease is a result of lower cash balances during the three months of 2008 as compared to 2007 and lesser interest rates received.

General and administrative expenses decreased to $ 7,510 for the three months ended December 31, 2008 from $14,233 for the three months ended December 31, 2007. The decrease in general and administrative expenses is primarily due to a decrease in professional fees, transaction expenses (see Page 1) and stockholder expenses.

Results of Operations for the nine months ended December 31, 2008 as compared to nine months ended December 31, 2007.

Interest income was approximately $ 700 less in the nine months ended December 31, 2008 as compared to the nine months in 2007. This decrease is a result of lower cash balances and lesser rates of interest received in the current nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007. Operating and general and administrative expenses decreased to $22,765 in the nine months ended December 31, 2008 from $43,645 in the same nine months of 2007. The decrease is primarily due to lesser professional fees, 2007 transaction expenses (see page 1) and stockholder expenses.

Liquidity and Capital Resources

                Please see “Recent Developments”, page 1, and “Note C to the Financial Statements contained under Item 1 of this Form 10-Q for a description of the Purchase Agreement described therein.

                Cash and cash equivalents increased from $53,175 at June 30, 2007 to $91,599 at December 31, 2008. At March 31, 2008 cash and cash equivalents was $116,617. The cash decrease from March 31, 2008 to December 31, 2008 was partially due to the loss incurred in the nine months ended December 31, 2008 and payment of accrued expenses. Most significantly, cash increased from June 30, 2007 to December 31, 2008 in connection with the equity purchases made on August 31, 2007, which were made pursuant to the Purchase Agreement and in connection with the exercise of warrants to purchase 16,667 shares of the Company’s common stock at $3.00 per share made by Mr. Joel Greenblatt, the former Chairman of the Board, offset by expenses in connection with the transaction described herein and offset by cash losses sustained in the Company’s operations in the nine months ended December 31, 2008 and in the year ended March 31, 2008. The Company does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this Report, the Company’s President, principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures”, as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, this officer concluded that, as of the date of his evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including that officer, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information – Not Applicable.

Item 6. Exhibits

31.1 –	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. LAWRENCE SEAWAY CORPORATION Registrant

Dated: February 4, 2009	Bernard Zimmerman Chairman of the Board, President, Principal Executive Officer and Principal Financial Officer