Form 10-K
period 2009-03-31
ST LAWRENCE SEAWAY CORP
filed 2009-06-08
CIK 86264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

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

(Address of principal executive offices) (Zip Code)

(203) 853-8700

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock
par value $1.00 per share

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes   |_|     No   |X|

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.        Yes   |_|     No   |X|

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   |X|     No   |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    |_|

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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

Large accelerated filer  |_|     Accelerated filer  |_|     Non-accelerated filer  |_|     Smaller reporting company  |X|

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   |_|     No    |_|

        The issuer's revenues for its fiscal year ended March 31, 2009 were $2,199.

        The aggregate market value of common stock held by non-affiliates of the issuer as of March 31, 2009 was approximately $ 241,300.

APPLICABLE ONLY TO CORPORATE ISSUERS

        The number of shares of common stock of the issuer outstanding as of March 31, 2009 was 518,736.

        Transitional Small Business Disclosure Format (check one)     Yes   |_|     No    |X|

ST. LAWRENCE SEAWAY CORPORATION
FORM 10-K INDEX

PAGE
Forward Looking Statements
PART I
Item 1 - Description of Business	1-2
Item 2 - Description of Property	2
Item 3 - Legal Proceedings	2
Item 4 - Submission of Matters to a Vote of Security Holders	2
PART II
Item 5 - Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	3
Item 6 - Management's Discussion and Analysis or Plan of Operation	3-5
Item 7 - Financial Statements	5
Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	5
Item 8A - Controls and Procedures	6
Item 8B - Other Information	6
PART III
Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	6-7
Item 10 - Executive Compensation	7-8
Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	8-10
Item 12 - Certain Relationships and Related Transactions	10
Item 13 - Exhibits	11
Item 14 - Principal Accountant Fees and Services	12
SIGNATURES	26

i

FORWARD LOOKING STATEMENTS

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “goal,” “intend,” “strategy,” and similar expressions are intended to identify the Company’s future plans, operations, business strategies, operating results, and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statement and cause its goals and strategies to not be achieved.

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

ii

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

On July 10, 2007, the shareholders of the Company approved the transaction outlined in the above paragraph. An integral part of the transaction was the following items:

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

Immediately prior to the August 31, 2007, closing under the Purchase Agreement, the Company reincorporated in Delaware via statutory merger and issued to all stockholders of record as of that date a tracking stock evidencing the Company’s medical investments. The tracking stock, designated as Class A Common Stock, is non-voting, non-saleable, non-transferable, non-certificated and held in book-entry form only. The Purchase Agreement contemplates no issuance of Class A Common Stock to the Investor in connection with the Investor’s acquisition of the Company’s common stock and the Warrant on August 31, 2007. No person who acquires common stock of the Company after August 31, 2007 shall be issued or be entitled to the benefits of the tracking stock. For additional terms and conditions of the Purchase Agreement (including the proposals to reincorporate in Delaware and to issue the tracking stock), please see the Company’s Form 8-K filed on January 10, 2007, the Company’s Form 8-K filed on April 19, 2007, and the Company’s proxy statement, filed on May 30, 2007 concerning the proposals that were voted upon and approved at the stockholders’ meeting held on July 10, 2007 and the Form 8-K filed on August 31, 2007.

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

                Licenses and Trademarks, etc . The business of the Company is not currently dependent upon any patent, trademark, franchise or license.

                Governmental Regulation . The Company believes it is in compliance with all federal, state and local regulations.

                Employees . The Company has no employees at this time.

Item 2 – Description of Property.

                At March 31, 2009 and 2008, the Company did not own any real estate. The Company leases office space and office services on a month-to-month arrangement at a cost of $500.00 per month from the Company’s law firm, a principal of which is a Director of our Company.

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

PART-II

Item 5 – Market For Common Equity, and Related Stockholder Matters.

                Market Information. The Company’s common stock is not currently listed for trading on any exchange but does trade on the OTC Bulletin Board. The following table sets forth the high and low sales price for each quarterly period during the fiscal years ended March 31, 2009 and 2008, as reported by the OTC Bulletin Board. The common stock is quoted under the ticker symbol “STLS.OB.” Such price data may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ended March 31	Quarter	High	Low

2009	First	$ 1.45	$ 0.98
	Second	$ 1.20	$ 0.98
	Third	$ 0.90	$ 0.75
	Fourth	$ 1.05	$ 0.75
2008	First	$ 4.30	$ 2.25
	Second	$ 2.50	$ 1.80
	Third	$ 2.45	$ 1.60
	Fourth	$ 1.60	$ 1.45

                On March 31, 2009 the last sale price was $0.75.

                Number of Stockholders. As of March 31, 2009, there were approximately 1,100 holders of record of the Company’s common stock. This number does not include beneficial owners whose shares are held in “street name.”

                Dividends. It is the present policy of the Board of Directors of the Company to retain earnings, if any, to finance the continued operations of the Company. No cash dividends were paid during the fiscal years ended March 31, 2009 and 2008 and no cash dividends are expected to be paid in the foreseeable future.

Item 6 – Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

Selected Financial Data is not included because the Company is a smaller reporting company.

Results of Operations for the year ended March 31, 2009 as compared to the year ended March 31, 2008.

Interest and dividend income decreased to $2,199 for the year ended March 31, 2009 as compared to $3,554 for the year ended March 31, 2008, a decrease of $1,355. This decrease is attributable to lower cash balances available for investment during the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008 and lower interest rates received on such cash balances.

General and administrative expenses decreased to $32,900 for the year ended March 31, 2009 as compared to $54,534 for the year ended March 31, 2008. The decrease in general and administrative expenses is primarily due to a decrease in operating and stockholder expenses and tight cost controls.

No income tax was paid for the fiscal years ended March 31, 2009 and March 31, 2008.

The Statement of Operations for the year ended March 31, 2008 includes two non-cash charges – one in the amount of $83,400 covering the write-odd of the medical investments (see Notes 3 and 4 to the financial statements) and a second in the amount of $492,500 for the fair value of the warrant issuance (see Notes 3 and 5 to the financial statements).

Please refer to the Financial Statements (included herein) for full details of the Statement of Operations for the years ended March 31, 2009 and 2008.

As a result of the above items, the Company had a loss of $(30,701) before provision for income taxes for the fiscal year ended March 31, 2009 as compared to a loss of $(626,880) before provision for income taxes for the fiscal year ended March 31, 2008.

Liquidity and Capital Resources

Please see “Recent Developments”, page 2 and Note 3 to the Financial Statements of this Form 10-K for a description of the Purchase Agreement described therein.

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

Cash and cash equivalent decreased from $116,617 at March 31, 2008 to $83,916 at March 31, 2009. Cash decreased by $32,701 due to cash losses sustained in the Company’s operations in the year ended March 31, 2009.

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

On August 31, 2007, Mr. Greenblatt exercised warrants to purchase 16,667 shares of the Company’s common stock at an exercise price of $3.00 per share, which resulted in the Company receiving $50,001 in cash on such date as payment for the shares. In addition Mr. Greenblatt exercised a similar warrant at the same price on June 13, 2006.

                Critical Accounting Policies and Estimates. Management’s Discussion and Analysis of Financial Conditions and Results of Operations discusses, among other things, the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those relating to investments, liabilities and operating expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the financial statements.

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

Item 7 – Financial Statements.

Included herein starting on Page 13 of this Form 10-K.

Item 8 – Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

On December 31, 2007, St. Lawrence Seaway Corporation (the “Company”) accepted the resignation of its previous independent accountants, Mahoney, Sabol & Company, LLP (the “Previous Accountants”), and on January 2, 2008, engaged Braver, P.C. (the “New Accountants”) as the Company’s new principal independent registered public accounting firm to audit its financial statements for the fiscal year ended March 31, 2008.

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

Item 8A – Controls and Procedures

Annual Report of Management on Internal Controls Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal controls over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer, who is also the Company’s Chief Financial Officer, to provide reasonable assurance to the Company’s Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal controls over financial reporting including those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurances that the Company’s transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of March 31, 2009 and concluded that such internal controls is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the Company’s fourth fiscal quarter and during the fiscal year ended March 31, 2009, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B – Other Information

                Not applicable.

PART-III

Item 9  – Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                Set forth in the following table are the names and ages of all persons who were members of the Board of Directors of the Company at March 31, 2009, all positions and offices with the Company held by such persons, their business experience, the period during which they have served as members of the Board of Directors and other directorships in reporting companies held by them.

NAME	AGE	POSITION

Bernard Zimmerman	76	Chairman of the Board, Chief Executive Officer, President, and Principal Financial Officer
Duane L. Berlin	50	Secretary and Director
Ronald A. Zlatniski	45	Director
Edward B. Grier III	51	Director

Bernard Zimmerman is the President and majority stockholder of Bernard Zimmerman & Company, Inc., a private merchant banking and financial consulting firm. Mr. Zimmerman is a Certified Public Accountant and has over 35 years experience in the merger, acquisition and business combination transaction fields. Since July 2003 and July 2004 respectively, Mr. Zimmerman has also served as the President and Chief Executive Officer of FCCC, Inc. and GVC Venture Corp. respectively, companies engaged in seeking mergers, reverse mergers, acquisitions or other business combinations and financial transactions. Mr. Zimmerman also served as a Director and audit committee chairman and member of Sbarro, Inc. for more than 20 years until January 2007.

Duane L. Berlin is the Principal and Managing Attorney of Lev & Berlin, P.C., a Connecticut-based law firm, that represents public and private entities. Mr. Berlin was also a partner and Managing Director of Westwood Capital Partners, an SEC registered securities broker dealer from 2000 through 2003. Mr. Berlin serves as a director of no other public entities.

Ronald A. Zlatniski is a private investor as well as an operational specialist at Franklin Street Partners, a private investment management firm and trust company. Mr. Zlatniski serves as a director of no other public entities.

Edward B. Grier, III has served as a director of the Company since 1993. Mr. Grier has served as a Limited Partner of Gracie Capital, L.P. since January 1999; a Vice President of Gotham Capital, LP from 1992-1994 and a limited partner of Gotham Capital, LP from January 1, 1995 through December 31, 1998. Mr Grier is a director of no other public entities.

Directors of the Company were elected by a plurality of the votes cast at the last Annual Meeting of Shareholders. Each Director’s current term of office will expire at the next Annual Meeting of Shareholders or when a successor is duly elected and qualified. The Company held its Annual Meeting of Shareholders on July 10, 2007. Executive officers of the Company are elected annually for a term of office expiring at the Board of Directors meeting immediately following the next succeeding Annual Meeting of Shareholders, or until their successors are duly elected and qualified. There was no Annual Meeting held during 2008.

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

                Section 16(a) Beneficial Ownership Reporting Compliance . Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended March 31, 2009 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2009, to the best of the Company’s knowledge no director, officer or beneficial owner of more than 5% of the Company’s equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2009.

Item 10 – Executive Compensation.

                Except as noted below, neither the Company’s Chief Executive Officer nor any other executive officers of the Company (collectively the “Named Executives”) received salary, bonus or other annual compensation for rendering services to the Company during the fiscal years ended March 31, 2009, and 2008.

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

                Option/SAR Grants in Fiscal Years Ended March 31, 2009 and 2008. No options or stock appreciation rights were granted in the fiscal year ended March 31, 2009 and 2008. On September 20, 2002, the options originally granted to Mr. Brown on June 18, 1983, then a Director of the Company, were amended by extending the expiration date thereof from September 21, 2002 to September 21, 2007. Such options expired on September 21, 2007.

                Aggregated Option/SAR Exercises in Fiscal Year Ended March 31, 2009 and Fiscal Year-End Option/SAR Values . The Company had a stock option plan originally adopted by the shareholders on June 12, 1978, and revised and approved by the shareholders on June 13, 1983, September 21, 1987 and August 28, 1992. The options granted thereunder expired on September 21, 2007. No options were exercised during the fiscal year ended March 31, 2009. There are currently no outstanding stock options outstanding.

                Long-Term Incentive Plans - Awards in Fiscal Year Ended March 31, 2009. Not applicable.

                Compensation of Directors. The By-laws of the Company provide for Directors to receive a fee of $100 for each meeting of the Board of Directors which they attend plus reimbursement for reasonable travel expense. No fees were paid to Directors for meetings in fiscal year 2009 and 2008 as all fees were waived.

Compensation Committee Interlock and Insider Participation. The Board of Directors does not have any standing nominating or compensation committees or any other committees performing similar functions. Therefore, there are no relationships or transactions involving members of the Compensation Committee during the fiscal year ended March 31, 2009 required to be reported pursuant to Item 402(j) of Regulation S-B. The entire Board of Directors acts as the Company’s audit committee.

Item 11 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 31, 2009, with respect to the persons known to us to be the beneficial owners of 5% or more of the Company’s common stock. We know of no person, other than those listed in the Management’s Shareholdings Table, below, who owns more than 5% of the Company’s common stock other than is shown on the Table of Ownership on the following page.

COMMON STOCK
PRINCIPAL SHAREHOLDERS TABLE
March 31, 2009

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class	Options and Warrants Exercisable Within 60 Days	Total	Percent of Class - Total

Joel M. Greenblatt 100 Jericho Quadrangle Jericho, NY 11753	81,251	15.7%	---	81,251	15.7%

Security Ownership

                The following table, together with the accompanying footnotes, sets forth information, as of March 31, 2009, regarding stock ownership of all persons known by St Lawrence to own beneficially more than 5% of the Company’s outstanding common stock, Named Executives, all directors, and all directors and officers of St. Lawrence as a group:

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

Securities Authorized For Issuance Under Equity Compensation Plans

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

See Form 8-K, filed by the Company on August 31, 2007 and September 6, 2007, for a description of the transaction outlined on pp. 1-2 of this Form 10-K. Also please refer to the notice of annual meeting and the proxy statement mailed to all shareholders on May 30, 2007 on Form DEF-14A for a description of all proposals submitted to the shareholders for a vote at the Annual Meeting of Shareholders held on July 10, 2007. All proposals were approved by a majority vote of the shareholders.

Item 13 – Exhibits.

(31.1)   Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

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

The appointment of Braver P.C. as the auditors for the Company became effective January 4, 2008 and they billed the Company $3,000 for the audit of the Company’s financial statements which was included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008. Braver also billed the Company a total of $1,000 covering the preparation of the Company’s federal and state tax returns for the year ended March 31, 2008. They will also bill the Company similar amounts for the year ended March 31, 2009.

The following aggregate fees were billed to the Company for professional services rendered by its independent auditors for the fiscal years ended March 31, 2007 and 2008:

	2007	2008
Audit Fees:	$7,000	$3,000
Audit-Related Fees:	$5,512	$—
Tax Fees:	$—	$1,000
All Other Fees:	$—	$—

                The Board of Directors, acting as the Company’s Audit Committee, has not adopted pre-approval policies and procedures with respect to services provided by the independent auditor, as all services are approved by the Board prior to the services being provided.

Item 7 – Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of St. Lawrence Seaway Corporation
Norwalk, Connecticut

We have audited the accompanying balance sheets of St. Lawrence Seaway Corporation (the Company) as of March 31, 2009 and 2008, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2009 financial statements referred to above present fairly, in all material respects, the financial position of St. Lawrence Seaway Corporation as of March 31, 2009, and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and may require additional capital during fiscal 2010 to fund continuing operations. These items raise substantial doubt about the Company’s ability to continue as a going concern through March 31, 2010. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Braver P.C.

Certified Public Accountants

Providence, Rhode Island

June 8, 2009

ST. LAWRENCE SEAWAY CORPORATION
BALANCE SHEETS
(Audited)

ASSETS	March 31,
	2009	2008
Current assets:
Cash and cash equivalents	$83,916	$116,617
Accrued interest receivable	—	—

Total current assets	$83,916	$116,617

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,000	$8,000

Total current liabilities	6,000	8,000

Commitments and contingencies
Shareholders' equity:
Preferred Stock, par value $0.01, 1,000,000 shares authorized, none issued and outstanding.	—	—
Common stock, par value $0.01 per share; 48,500,000 authorized; 518,736 shares at 3/31/09 and 3/31/08 issued and outstanding	5,188	5,188
Common stock, Class A (tracking) par value $0.01 per share; 510,000 authorized; 443,736 shares at 3/31/09 and 3/31/08 issued and outstanding	4,437	4,437
Additional paid-in capital	1,481,365	1,481,365
Retained deficits	(1,413,074)	(1,382,373)

Total shareholders' equity	77,916	108,617
Total liabilities and shareholders' equity	$83,916	$116,617

See notes to financial statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS
(Audited)

	FOR THE YEARS ENDED MARCH 31,
	2009	2008

Revenues:
Interest and dividends	$2,199	$3,554

Total revenues	2,199	3,554
Operating costs and expenses:
General and administrative	32,900	54,534

Total operating expenses	32,900	54,534
Other expenses:
Write off of Medical Investments	—	(83,400)
Fair Value of Warrant Issuance	—	(492,500)

Loss before tax provision	(30,701)	(626,880)
Provision for income taxes/(tax benefit)	—	—

Net loss	$(30,701)	$(626,880)

Per Share Data:
Weighted average number of common shares outstanding basic and diluted	518,736	480,311

Basic and diluted loss per share	$(0.06)	$(1.31)

See Notes to Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Class A	Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Shares	Amount	Capital	Deficit	Equity

Balance March 31, 2006 (audited)		410,402	$4,104	$816,884	$(659,835)	$161,153

Net loss for the Year ended March 31, 2007 (audited)					$(95,658)	$(95,658)

Exercise of Warrants		16,667	$167	$49,834		$50,001

Balance March 31, 2007 (audited)		427,069	$4,271	$866,718	$(755,493)	$115,496

Issuance of Class A Shares	443,736		$4,437	$(4,437)		—

Sale of Warrants		—	—	$2,500		$2,500

Sale of Common Shares		75,000	$750	$74,250		$75,000

Exercise of Warrants		16,667	$167	$49,834		$50,001

Fair Value of Warrant Issuance				$492,500		$492,500

Net loss for the year ended March 31, 2008 (audited)					$(626,880)	$(626,880)

Balance March 31, 2008 (audited)	443,736	518,736	$9,625	$1,481,365	$(1,382,373)	$108,617

Net loss for the year ended March 31, 2009 (audited)					$(30,701)	$(30,701)

Balance March 31, 2009 (audited)	443,776	518,736	$9,625	$1,481,365	$(1,413,074)	$77,916

See Notes to Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CASH FLOWS
(Audited)

	For the Years Ended
	March 31, 2009	March 31, 2008

Cash flows from operating activities
Net loss	$(30,701)	$(617,070)
Adjustments to reconcile net loss to net cash from operating activities
Write-off of medical investment	—	83,400
Fair value of warrant issuance	—	492,500
(Increase) Decrease in current assets:
Interest and other receivables	—	133
(Increase) Decrease in other assets	—	—
(Decrease) Increase in current liabilities:
Accounts payable	(2,000)	(29,561)

Net cash used in operating activities	(32,701)	(80,408)

Cash flows from investing activities:	—	—

Net cash from investing activities	—	—

Cash flows from financing activities
Exercise of stock warrants	—	50,001
Sale of common stock and warrants (see Note 3 and 6)	—	77,500

Net cash provided by financing activities	—	127,501

(Continued on next page)

(continued from previous page)

Net increase (decrease) in cash and cash equivalents	(32,701)	47,093

Cash and cash equivalents, beginning	116,617	69,524

Cash and cash equivalents, ending	$83,916	$116,617

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
The Company issued 443,736 shares of Class A Common Stock tracking stock) in accordance with the Purchase Agreement (see Notes 3, 4 and 5) in a non-cash transaction.
Write-off of medical investment	$—	$83,400
Fair value of warrant issuance	$—	$492,500

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
(Audited)

Notes to Financial Statements

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

GOING CONCERN:

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses of $30,701 and $626,880 for the years ended March 31, 2009 and 2008, respectively. These losses have significantly weakened the Company’s financial condition and its ability to meet current operating expenses. The Company’s working capital has decreased to $77,916 at March 31, 2009 from $108,617 at March 31, 2008. The appropriateness of using the going concern basis is dependent on, among other things, the Company’s ability to raise additional capital to fund operating losses, and further reduce operating expenses. The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through March 31, 2010. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

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

                Basic and diluted income (loss) per common share was calculated using the following number of shares:

	Year ended March 31,
	2009	2008

Weighted average number of shares outstanding - Common Basic and diluted	518,736	480,311

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

The Company maintains cash balances at one financial institution at March 31, 2009. The bank account at March 31, 2009 is insured by the Federal Deposit Insurance Corporation (FDIC) for balances up to $250,000.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010. It is not believed that, based on the Company’s current corporate structure, FSP FAS 107-1 and ABP 28-1 will have an impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” – and interpretation of FASB Statement No. 60. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AIPCA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” – an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), “Share-Based Payment.” In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company has not yet adopted the simplified method for “plain vanilla” share options and warrants, but does not expect it to have a material impact on o the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” — an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain items at fair value. Unrealized gains and losses on items for which this option has been elected are reported in earnings. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial statements.

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

NOTE 4 – MEDICAL INVESTMENTS

In periods prior to March 31, 2007, the Company made certain investments in two medical research organizations. Reference is made to the Company’s 10-KSB for the fiscal year ending March 31, 2007 for a full description of the two medical investments. The investment in New York University Research was written off the Company’s books in the fiscal year ended March 31, 2005 as having no value. As a result of the Purchase Agreement (see Note 3), the Company’s investment in T3 Therapeutics was written off in the six months ended September 30, 2007. In accordance with the Purchase Agreement, a Class “A” common stock (a tracking stock) was issued to all Company stockholders of record except the Investor on August 31, 2007, the closing date of that transaction. All subsequent stockholders will not be entitled to receive any shares or benefits of the tracking stock, which is non-certificated, non-voting, non-transferable and non-saleable, and will be held only in book entry form in the records of the Company’s transfer agent. Any funds or other remuneration received from this investment will inure only to those persons who were stockholders of record, with the exception of the Investor, on August 31, 2007. Therefore, this investment is deemed to not have any current value and $83,400 was written off the Company’s financial statements as at the six months ended September 30, 2007. However, the Class A common stock (the “Tracking Stock”) that was allocated to the shareholders of the Company on August 31, 2007 will continue to be maintained on the books of the Company at the office of the Company’s registrar and transfer agent until such time as the Medical Investment is liquidated, permanently impaired or deemed worthless. At August 31, 2007, March 31, 2008, and March 31, 2009, there were 443,736 shares of Class A Common Stock issued and outstanding.

A reconciliation of the medical investment is as follows:

Balance March 31, 2005 (as restated)	$680,000
Add: Follow-on investment, November 16, 2005	$50,000
Subtotal	$730,000
Less:
Impairment loss	$(630,000)
Equity in Loss of T3 Therapeutics	$(16,600)
Balance, March 31, 2007	$83,400
Write off at September 30, 2007	$(83,400)

Balance at March 31, 2009 and 2008	$-0-

As of August 31, 2007, the date of the closing of the transactions contemplated by the Purchase Agreement, Mr. Edward B. Grier, a current member of the Company’s board of directors, was a 2.5% owner of T-3 Therapeutics and had an option to purchase an additional ownership interest of approximately 2.5%, both of which he continues to own.

NOTE 5 – FAIR VALUE OF COMMON STOCK AND COMMON STOCK WARRANTS

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

NOTE 6 – INCOME TAXES

At March 31, 2009 the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $ 970,000 to be offset against future taxable income through 2028. Current tax laws limit the amount of loss available to be offset against taxable future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

	March 31,
	2009	2008

Net Operating Losses	970,000	$920,000
Valuation Allowance	(970,000)	(920,000)

	—	—

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. LAWRENCE SEAWAY CORPORATION

By:

Bernard Zimmerman

Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

Date: June 8, 2009

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

President, Chairman of the Board, Chief Executive Officer and Chief Financial Officer

Bernard Zimmerman		June 8, 2009

/s/ Ronald A. Zlatniski	Director

Ronald A. Zlatniski		June 8, 2009

Secretary and Director

Duane L. Berlin		June 8, 2009

/s/ Edward B. Grier III	Director

Edward B. Grier III		June 8, 2009