Form 10-Q
period 2009-06-30
ST LAWRENCE SEAWAY CORP
filed 2009-08-12
CIK 86264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2009

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ____________ to ____________

Commission File Number 000-02040

ST. LAWRENCE SEAWAY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	26-0818050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes |_| No |_|

State the number of shares outstanding of the issuer's common stock.

Class	Outstanding at July 31, 2009
Common Stock, $0.01 par value	518,736

Transitional Small Business Disclosure Format (check one):         Yes |_|                  No |X|

ST. LAWRENCE SEAWAY CORPORATION
FORM 10-Q INDEX

PAGE
PART I. RECENT DEVELOPMENTS AND FINANCIAL INFORMATION
Recent Developments	1-2
Item 1. Financial Statements
Balance Sheets - June 30, 2009 (unaudited) and March 31, 2009 (audited)	3
Statements of Operations - Three months ended June 30, 2009 (unaudited) and three months ended June 30, 2008 (unaudited)	4
Statements of Cash Flows - Three months ended June 30, 2009 (unaudited) and Three months ended June 30, 2008 (unaudited)	5
Statement of Changes in Stockholders' Equity for the three months ended June 30, 2009 (unaudited)	6
Notes to Financial Statements - June 30, 2009 (unaudited)	7-12
Item 2. Management's Discussion and Analysis of Operations / Plan of Operation	12-13
FORWARD LOOKING STATEMENTS	13
Item 3. Controls and Procedures	14
PART II. OTHER INFORMATION	14
Exhibit Index	15
Signature Page	16
Exhibits

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

Item 1. Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
BALANCE SHEETS

	At June 30,	At March 31,
	2009	2009

	(unaudited)	(audited)
ASSETS

Current Assets:
Cash and cash equivalents	$74,424	$83,916
Accrued interest receivable	—	—

Total Current Assets	$74,424	$83,916

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable & accrued expenses	3,000	6,000

Total Current Liabilities	$3,000	$6,000

Commitments and contingencies	—	—

Shareholders' Equity:
Preferred Stock, par value $0.01, 1,000,000 shares authorized, none issued or outstanding	—	—

Common stock, par value $0.01 per share; 48,500,000 shares authorized; 518,736 shares at 6/30/09 and 3/31/09 issued and outstanding	5,188	5,188

Common stock, Class A (tracking), par value $0.01 per share; 510,000 shares authorized; 443,736 shares at 6/30/09 and 3/31/09 issued and outstanding	4,437	4,437

Additional paid-in capital	1,481,365	1,481,365
Retained earnings (deficit)	(1,419,566)	(1,413,074)

Total Shareholders' Equity	71,424	77,916

Total Liabilities and Shareholders' Equity	$74,424	$83,916

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended

	June 30, 2009	June 30, 2008

Revenues:
Interest and dividends	$280	$681

Total revenues	280	681

Operating costs and expenses:
General and administrative	6,772	6,364

Total operating expenses	6,772	6,364

(Loss) before tax provision	(6,492)	(5,683)
Provision for income taxes	—	—

Net (loss)	$(6,492)	$(5,683)

Per share data:
Weighted average number of common shares outstanding - Basic and Diluted	518,736	518,736

Basic and Diluted:
(Loss) per share	($0.01)	($0.01)

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	June 30, 2009	June 30, 2008

Cash flows from operating activities
Net (Loss)	$(6,492)	$(5,683)

Adjustments to reconcile net income to net cash from operating activities

Decrease in current liabilities:
Accounts payable	(3,000)	(4,000)

Net cash used in operating activities	$(9,492)	$(9,683)

Cash flows from investing and financing activities:
Net cash from investing activities	$0	$0

Net cash from financing activities	$0	$0

Net (decrease) in cash and cash equivalents	(9,492)	(9,683)

Cash and cash equivalents, beginning	83,916	116,617

Cash and cash equivalents, ending	$74,424	$106,934

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$0	$0
Cash paid for interest expense	$0	$0

The Company issued 443,736 shares of Class A Common Stock (tracking stock) in accordance with the Purchase Agreement (see Note C) in a non-cash transaction.

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Class A	Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Shares	Amount	Capital	Deficit	Equity

Balance March 31, 2007 (audited)		427,069	$4,271	$866,718	$(755,493)	$115,496

Issuance of Class A Shares	443,736		$4,437	$(4,437)		-

Sale of Warrants		—	—	$2,500		$2,500

Sale of Common Shares		75,000	$750	$74,250		$75,000

Exercise of Warrants		16,667	$167	$49,834		$50,001

Fair Value of Warrant Issuance				$492,500		$492,500

Net loss for the year ended March 31, 2008 (Audited)					$(626,880)	$(626,880)

Balance March 31, 2008 (audited)	443,736	518,736	$9,625	$1,481,365	$(1,382,373)	$108,617

Net loss for the year ended March 31, 2009 (Audited)					$(30,701)	$(30,701)

Balance March 31,2009 (audited)	443,736	518,736	$9,625	$1,481,365	$(1,413,074)	$77,916

Net loss three months ended June 30, 2009 (unaudited)					$(6,492)	$(6,492)

Balance June 30, 2009 (unaudited)	443,776	518,736	$9,625	$1,481,365	$(1,419,566)	$71,424

See Notes to Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009 and all subsequent filings with the Securities and Exchange Commission.

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

NOTE D — MEDICAL INVESTMENTS

In periods prior to March 31, 2007, the Company made certain investments in two medical research organizations. Reference is made to the Company’s 10-KSB for the fiscal year ending March 31, 2007 for a full description of the two medical investments. The investment in New York University Research was written off the Company’s books in the fiscal year ended March 31, 2005 as having no value. As a result of the Purchase Agreement (see Note C), the Company’s investment in T3 Therapeutics was written off in the nine months ended June 30, 2008. In accordance with the Purchase Agreement, a Class “A” common stock (a tracking stock) was issued to all Company stockholders of record except the Investor on August 31, 2007, the closing date of that transaction. All subsequent stockholders will not be entitled to receive any shares or benefits of the tracking stock, which is non-certificated, non-voting, non-transferable and non-saleable, and will be held only in book entry form in the records of the Company’s transfer agent. Any funds or other remuneration received from this investment will inure only to those persons who were stockholders of record, with the exception of the Investor, on August 31, 2007. Therefore, this investment is deemed to not have any current value and $83,400 was written off the Company’s financial statements as at the six months ended September 30, 2007. However, the Class A common stock (the “Tracking Stock”) that was allocated to the shareholders of the Company on August 31, 2007 will continue to be maintained on the books of the Company at the office of the Company’s registrar and transfer agent until such time as the Medical Investment is liquidated, permanently impaired or deemed worthless. At September 30, 2007, March 31, 2009, and June 30, 2009 there were 443,736 shares of Class A Common Stock issued and outstanding.

A reconciliation of the medical investment is as follows:

Balance March 31, 2005 (as restated)	$680,000
Add: Follow-on investment, November 16, 2005	$50,000
Subtotal	$730,000
Less:
Impairment loss	($630,000)
Equity in Loss of T3 Therapeutics	($16,600)
Balance, March 31, 2007	$83,400
Write off at September 30, 2007	($83,400)

Balance at March 31, 2009 and June 30, 2009	$-0-

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

NOTE E — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

On July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ (Codification) and The Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162", which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by non governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of SFAS No. 168 on the Company’s financial statements.

In April 2009, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies”. FAPFAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), “Business Combination”, to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FAP FAS 141(R)- is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FAS did not have a material effect on the Company’s financial condition results of operation or cash flows.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of FASB Statement No. 60. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement”, an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issues SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141, “Business Combinations”, which among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any non-controlling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”-Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain items at fair value. Unrealized gains and losses on items for which this option has been elected are reported in earnings. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial statements.

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

Results of Operations for the three months ended June 30, 2009 as compared to three months ended June 30, 2008.

Interest income decreased to $ 280 for the three months ended June 30, 2009, from $ 681 for the three months ended June 30, 2008, a decrease of $ 401. This decrease is a result of lower cash balances during 2009 as compared to 2008 as well as by lesser interest rates received.

General and administrative expenses increased to $ 6,772 for the three months ended June 30, 2009 from $6,364 for the three months ended June 30, 2008. The increase in general and administrative expenses is primarily due to an increase in professional fees, administrative items and stockholder expenses.

Liquidity and Capital Resources

                Please see “Recent Developments”, pp. 1-2, and “Note C to the Financial Statements contained under Item 1 of this Form 10-Q for a description of the Purchase Agreement described therein.

                Cash and cash equivalents increased from $53,175 at June 30, 2007 to $74,424 at June 30, 2009. At March 31, 2009 cash and cash equivalents was $83,916. The cash decrease was partially due to the loss incurred in the three months ended June 30, 2009 and payment of accrued expenses. Most significantly, cash increased from June 30, 2007 to June 30, 2009 in connection with the equity purchases made on August 31, 2007, which were made pursuant to the Purchase Agreement and in connection with the exercise of warrants to purchase 16,667 shares of the Company’s common stock at $3.00 per share made by Mr. Joel Greenblatt, the former Chairman of the Board, offset by expenses in connection with the transaction described herein as well as cash losses sustained in the Company’s operations in the three months ended June 30, 2009 and years ended March 31, 2009 and 2008. The Company does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.

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

Item 5. Other Information – Not Applicable.

Item 6. Exhibits

31.1 –	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 –	Certificate of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. LAWRENCE SEAWAY CORPORATION Registrant

Dated: August 12, 2009	Bernard Zimmerman Chairman, President, Principal Executive Officer and Principal Financial Officer