Form 10-Q
period 2009-09-30
ST LAWRENCE SEAWAY CORP
filed 2009-11-04
CIK 86264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ____________ to ____________

Commission File Number 000-02040

ST. LAWRENCE SEAWAY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	26-0818050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Connecticut Avenue
Fifth Floor
Norwalk, Connecticut  06854
 (Address of principal executive offices)

(203) 853-8700
(Issuer’s Telephone Number, Including Area Code)

Indicate by check whether the registrant:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]          No  [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” I Rule 12B-2 of the Exchange Act. (Check one)
Larger accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ X ]          No  [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes  [     ]          No  [     ]

State the number of shares outstanding of the issuer’s common stock.

Class	Outstanding at October 30, 2009
Common Stock, $0.01 par value	518,736

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

Immediately prior to the August 31, 2007 closing under the Purchase Agreement, the Company reincorporated in Delaware via statutory merger and issued to all stockholders of record as of that date a tracking stock evidencing the Company's medical investments. The tracking stock, designated as Class A Common Stock, is non-voting, non-saleable, non-transferable, non-certificated and held in book-entry form only. The Purchase Agreement contemplates no issuance of Class A Common Stock to the Investor in connection with the Investor's acquisition of the Company's common stock and the Warrant on August 31, 2007.   No person who acquires common stock of the Company after August 31, 2007 shall be issued or be entitled to the benefits of the tracking stock.  For additional terms and conditions of the Purchase Agreement (including the proposals to reincorporate in Delaware and to issue the tracking stock), please see the Company's Form 8-K filed on January 10, 2007, the Company's Form 8-K filed on April 19, 2007, and the Company’s proxy statement, filed on May 30, 2007 concerning the proposals that were voted upon and approved at the stockholders’ meeting held on July 10, 2007.

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

Item 1. Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
BALANCE SHEETS
	At September 30, 2009	At March 31, 2009
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash and cash equivalents	$65,651	83,916
Accrued interest receivable	--	--
Total Current Assets	65,651	83,916

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable & accrued expenses	4,000	6,000
Total Current Liabilities	4,000	6,000

Commitments and contingencies	--	--

Shareholders' Equity:
Preferred Stock, par value $0.01, 1,000,000 shares authorized, none issued or outstanding	--	--

Common stock, par value $0.01 per share; 48,500,000 shares authorized; 518,736 shares at 9/30/09 and at 3/31/09 issued and outstanding	5,188	5,188

Common stock, Class A (tracking), par value $0.01 per share; 510,000 shares authorized; 443,736 shares at 9/30/09 and at 3/31/09 issued and outstanding	4,437	4,437
Additional paid-in capital	1,481,365	1,481,365
Retained deficit	(1,429,339)	(1,413,074)
Total Shareholders' Equity	61,651	77,916
Total Liabilities and Shareholders' Equity	$65,651	83,916

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	September 30, 2009	September 30, 2008

Revenues:
Interest	$260	558
Total revenues	260	558

Operating costs and expenses:
General and administrative	10,033	8,891
Total operating expenses	10,033	8,891
(Loss) before tax provision	(9,733)	(8,333)
Provision for income taxes	--	--
Net (loss)	$(9,733)	(8,333)

Per share data:
Weighted average number of common shares
outstanding basic and diluted	518,736	518,736

Basic and diluted loss per share	$(0.02)	$(0.02)

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended
	September 30, 2009	September 30, 2008

Revenues:
Interest	$540	1,239
Total revenues	540	1,239

Operating costs and expenses:
General and administrative	16,805	15,255
Total operating expenses	16,805	15,255
Loss before tax provision	(16,265)	(14,016)
Provision for income taxes	--	--
Net loss	$(16,265)	(14,016)

Per share data:
Weighted average number of common shares
outstanding basic and diluted	518,736	518,736

Basic and diluted loss per share	$(0.03)	$(0.03)

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2007 (audited)		427,069	$4,271	$866,718	$(755,493)	$115,496
Issuance of Class A Shares	443,736		$4,437	$(4,437)		-
Sale of Warrants		--	--	$2,500		$2,500
Sale of Common Shares		75,000	$750	$74,250		$75,000
Exercise of Warrants		16,667	$167	$49,834		$50,001
Fair Value of Warrant Issuance				$492,500		$492,500
Net loss for the year ended March 31, 2008					$(626,880)	$(626,880)
Balance March 31, 2008 (audited)	443,736	518,736	$9,625	$1,481,365	$(1,382,373)	$108,617
Net loss for the year ended March 31, 2009 (audited)					$(30,701)	$(30,701)
Balance March 31, 2009 (audited)	443,736	518,736	$9,625	$1,481,365	$(1,413,074)	$77,916
Net loss for the six months ended September 30, 2009 (unaudited)					$(16,265)	$(16,265)
Balance September 30, 2009 (unaudited)	443,736	518,736	$9,625	$1,481,365	$(1,429,339)	$61,651

See Notes to Financial Statements

  ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities
Net Loss	$(16,265)	(14,016)

Adjustments to reconcile net loss to net cash from operating activities
(Increase) Decrease in current assets:
Interest and other receivables	--	--

(Decrease) Increase in current liabilities:
Accounts payable	(2,000)	(4,000)
Net cash used from operating activities	$(18,265)	(18,016)

Cash flows from investing activities:
Net cash from investing activities	$--	--

Cash flows from financing activities:
Net cash provided by financing activities	$--	--

Net decrease in cash and cash equivalents	$(18,265)	(18,016)

Cash and cash equivalents, beginning	83,916	116,617
Cash and cash equivalents, ending	$65,651	98,601

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$343	$--
Cash paid for interest expense	$--	$--

The Company issued 443,736 shares of Class A Common Stock (tracking stock) in accordance with the Purchase Agreement (see Note C) in a non-cash transaction.

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2009 and all subsequent filings with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

The financial statements have been prepared assuming the Company will continue as a going concern.  Management believes that the Company has sufficient cash and understandings with various creditors to continue its efforts to seek merger (including reverse merger) acquisition and business combination opportunities for more than the next twelve months.  However, the Company has no operations, and has experienced recurring quarterly and annual losses which have significantly weakened the Company’s financial condition and its ability to meet current operating expenses.  The appropriateness of using the going concern basis is dependent on, among other things, the Company’s ability to raise additional capital to fund operating losses, and to further reduce operating expenses.  The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through September 30, 2010.  The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

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

NOTE D -- MEDICAL INVESTMENTS

In periods prior to March 31, 2007, the Company made certain investments in two medical research organizations.  Reference is made to the Company’s 10-KSB for the fiscal year ending March 31, 2007 for a full description of the two medical investments.  The investment in New York University Research was written off the Company’s books in the fiscal year ended March 31, 2005 as having no value.  As a result of the Purchase Agreement (see Note C), the Company’s investment in T3 Therapeutics was written off at September 30, 2007.   In accordance with the Purchase Agreement, a Class “A” common stock (a tracking stock) was issued to all Company stockholders of record except the Investor on August 31, 2007, the closing date of that transaction.  All subsequent stockholders will not be entitled to receive any shares or benefits of the tracking stock, which is non-certificated, non-voting, non-transferable and non-saleable, and will be held only in book entry form in the records of the Company’s transfer agent.  Any funds or other remuneration received from this investment will inure only to those persons who were stockholders of record, with the exception of the Investor, on August 31, 2007.  Therefore, this investment is deemed to not have any current value and $83,400 was written off the Company’s financial statements as at the six months ended September 30, 2007.  However, the Class A common stock (the “Tracking Stock”) that was allocated to the shareholders of the Company on August 31, 2007 will continue to be maintained on the books of the Company at the office of the Company’s registrar and transfer agent until such time as the Medical Investment is liquidated, permanently impaired or deemed worthless.  At August 31, 2007, March 31, 2009, and September 30, 2009 there were 443,736 shares of Class A Common Stock issued and outstanding.

A reconciliation of the medical investments is as follows:

Balance March 31, 2005 (as restated)		$680,000
Add: Follow-on investment, November 16, 2005		$50,000
Subtotal		$730,000
Less:	$
Impairment loss		$(630,000)
Equity in Loss of T3 Therapeutics		$(16,600)
Balance, March 31, 2007		$83,400
Write off at September 30, 2007		$(83,400)
Balance at March 31, 2009 and September 30, 2009		$-0-

As of August 31, 2007, the date of the closing of the transactions contemplated by the Purchase Agreement, and through the date hereof, Mr. Edward B. Grier, a current member of the Company’s board of directors, was a 2.5% owner of T-3 Therapeutics and had an option to purchase an additional ownership interest of approximately 2.5%, both of which he continues to own.

NOTE E -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the second quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Accounting Standards Update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The adoption of ASU 2009-06 will not have a material impact on the Company’s financial condition results of operation or cash flows.
In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4 and 505-50-S99-2. Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-10, Financial Services-Brokers and Dealers: Investments-Other, Amendment to Subtopic 940-325. This Accounting Standards Update codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. The adoption of ASU 2009-10 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-11, Extractive Activities-Oil and Gas, Amendment to Section 932-10-S99. This Accounting Standards Update represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. The adoption of ASU 2009-11 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) . This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update are effective for interim and annual periods ending after December 15, 2009. The Company is currently evaluating the impact of  ASU 2009-12 on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605), : Multiple Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issue Task Force. This Accounting Standards Update amends Subtopic 605-25, separating consideration in multiple-deliverable arrangements. This amendment in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of  ASU 2009-13 on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-14, Software (Topic 985), : Certain Revenue Arrangements That Include Software Elements- a consensus of the FASB Emerging Issue Task Force.  This Accounting Standards Update amends Subtopic 985-605, Software-Revenue Recognition. This amendment in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of  ASU 2009-14 on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (Topic 470). This Accounting Standards Update amends Subtopic 470-20, Debt with Conversion and Other Options and Subtopic 260-10, Earnings Per Share. The adoption of ASU 2009-15 will not have a material impact on the Company’s financial condition results of operation or cash flows.

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

In accordance with FASB Accounting Standards Codification, “Compensation-Stock Compensation,” (ASC 718), the Company calculated the estimated fair value of warrants utilizing a Black-Scholes model. The assumptions used in the Black-Scholes model are based on the date the warrants are granted.  The risk-free rate is based on US Treasury securities with a remaining term which approximates the estimated life assumed at the date of grant.  The expected life until exercise was based on management’s estimate and the warrants ten year life.  The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of warrants issued as part of the Purchase Agreement:

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

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS:

FASB Accounting Standards Codification, “Financial Instrument,” (ASC 825), requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. ASC 825 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company’s financial instruments (cash and cash equivalents) approximate their fair value because of the short maturity of these instruments.

NOTE I - STOCK BASED COMPENSATION:

The Company complies with FASB Accounting Standards Codification, “Compensation-Stock Compensation,” (ASC 718) which requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the Company, this statement was effective as of April 1, 2006. The Company adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of ASC 718 for all share-based payments granted after the effective date and, based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date that remain unvested on the effective date. The Company was not required to record any expenses under ASC 718 for share based awards currently outstanding. However, the amount of expense recorded under ASC 718 will depend upon the number of share based awards granted in the future and their valuation.

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

NOTE K – SUBSEQUENT EVENTS

The interim financial statements were approved by management and were issued on November 2, 2009. Subsequent events have been evaluated through this date.

Item 2.  Management's Discussion and Analysis of Operations / Plan of Operation

Please see "Footnote D -- Medical Investment" in the Notes to the Financial Statements of this Form 10-Q for a description of the medical investments the Company made during 2002 and subsequent additional investments and the write-off of such investments in the year ended March 31, 2008 and its current status.

Results of Operations for the three months ended September 30, 2009 as compared to three months ended  September  30, 2008.

Interest income decreased to $ 260 for the three months ended September 30, 2009, from $ 558 for the three months ended September 30, 2008.  This decrease is a result of lower cash balances during the three months of 2009 as compared to 2008 and lower interest rates received on invested funds.

General and administrative expenses increased to $10,033 for the three months ended September 30, 2009 from $8,891 for the three months ended September 30, 2008.  The increase in general and administrative expenses is primarily due to an increase in administrative items and stockholder expenses.

Results of Operations for the six months ended September 30, 2009 as compared to six months ended  September 30, 2008.

Interest income in the six months ended September 30, 2009 was $540 decreasing from $1,239 in the six months ended September 30, 2008 as a result of lower cash balances and lesser interest rates received on invested funds.  General and administrative expenses increased to $16,805 in the six months ended September 30, 2009 from $15,255 in the same six months of 2008.  The increase is primarily due to an increase in administrative items and stockholder expenses.

Liquidity and Capital Resources

Please see “Recent Developments”, page. 1, and "Note C to the Financial Statements contained under Item 1 of this Form 10-Q for a description of the Purchase Agreement described herein.

Cash and cash equivalents increased from $53,175 at June 30, 2007 to $65,651 at September 30, 2009. At March 31, 2009 cash and cash equivalents was $83,916.  The cash decrease from March 30, 2009 to September 30, 2009 was due to the loss incurred in the six months ended September 30, 2009 and payment of accrued expenses.  Most significantly, cash increased from June 30, 2007 to September 30, 2009 in connection with the equity purchases made on August 31, 2007, which were made pursuant to the Purchase Agreement and in connection with the exercise of warrants to purchase 16,667 shares of the Company’s common stock at $3.00 per share made by Mr. Joel Greenblatt, the former Chairman of the Board, offset by expenses in connection with the transaction described herein offset by cash losses sustained in the Company’s operations in the six months ended September 30, 2009 and in the years ended March 31, 2008 and 2009.  The Company does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.

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

All outstanding options and warrants expired on September 21, 2007 (with the exception of the Warrants issued on August 31, 2007 to the Investor in connection with the transaction described under Recent Developments, page 1).

Item 3. Defaults upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders – See Form 8-K, filed by the Company on September 6, 2007, for a description of the transaction outlined on Page 1 of this Form 10-Q.  Also please refer to the notice of annual meeting and the proxy statement mailed to all shareholders on May 30, 2007 on Form DEF-14A for a description of all proposals submitted to the shareholders for a vote at the Annual Meeting of Shareholders held on July 10, 2007.  All proposals were approved by a majority vote of the shareholders.

Item 5. Other Information - Not Applicable.

Item 6. Exhibits

31.1 -	Certification by Principal Executive Officer and Principal Financial Officer Pursuant toSection 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certificate of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. LAWRENCE SEAWAY CORPORATION Registrant
Dated: November 4, 2009	Bernard Zimmerman Chairman, President, Principal Executive Officer and Principal Financial Officer