Form 10-Q
period 2009-12-31
ST LAWRENCE SEAWAY CORP
filed 2010-02-09
CIK 86264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ____________ to ____________

Commission File Number 000-02040

ST. LAWRENCE SEAWAY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	26-0818050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Connecticut Avenue
Fifth Floor
Norwalk, Connecticut  06854
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

Yes  [     ]          No  [     ]

State the number of shares outstanding of the issuer’s common stock.

Class	Outstanding at January 29, 2010
Common Stock, $0.01 par value	518,736

ST. LAWRENCE SEAWAY CORPORATION
FORM 10-Q INDEX

PAGE

PART I. RECENT DEVELOPMENTS AND FINANCIAL INFORMATION

Recent Developments	1 - 2

Item 1. Financial Statements

Balance Sheets – December 31, 2009 (unaudited) and March 31, 2009 (audited)	3

Statements of Operations – Three months ended December 31, 2009 (unaudited) and three months ended December 31, 2008 (unaudited)	4

Statements of Operations – Nine months ended December 31, 2009 (unaudited) and nine months ended December 31, 2008 (unaudited)	5

Statement of Changes in Stockholders’ Equity – Nine months ended December 31, 2009 (unaudited)	6

Statements of Cash Flows – Nine months ended December 31, 2009 (unaudited) and nine months ended December 31, 2008 (unaudited)	7

Notes to Financial Statements – December 31, 2009	8-14

Item 2. Management’s discussion and analysis of financial condition and result of operation	14

FORWARD LOOKING STATEMENTS	15

Item 3. Controls and Procedures	16

PART II. OTHER INFORMATION	16

Exhibit Index	17

Signature Page	18

Exhibits

PART I.  RECENT DEVELOPMENTS AND FINANCIAL INFORMATION

RECENT DEVELOPMENTS

A)   The Company entered into a Stock and Warrant Purchase Agreement (the "Purchase Agreement") as of January 10, 2007, as amended on April 16, 2007 and April 18, 2007, with Bernard Zimmerman & Company, Inc., an investment and merchant banking organization (the "Investor"), pursuant to which the Investor agreed to purchase: (i) 75,000 shares of the Company's common stock for a total purchase price of $75,000; and (ii) a ten year warrant for a total purchase price of $2,500 which permits the Investor to purchase up to 250,000 shares of the Company's common stock at an exercise price of $1.00 per share (the "Warrant"). The Warrant is exercisable immediately.  The common stock and the Warrant were sold to the Investor pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The common stock that was sold to the Investor represented at the August 31, 2007 closing of this transaction, and continues to represent as of the date hereof, approximately 14.5% of the outstanding common stock of the Company, provided that no changes occur to the number of shares outstanding in subsequent periods.

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

B)  On January 21, 2010, the St. Lawrence Seaway Corporation (the “Company”) entered into a Unit Purchase and Mutual Release Agreement with T-3 Therapeutics, LLC (“T-3”) for the sale of the Company’s entire membership interest in T-3 for $100,000 (the “Agreement”), payable in cash upon execution of the Agreement.

Disclosure of the Company’s establishment of its Class A Tracking Stock (representing the Company’s medical-related investments, which include its New York University Research Funding investment, which has been deemed of no value, and its T-3 investment), held in street name only and owned by those shareholders of record as of August 31, 2007 entitled to future proceeds from the sale of the Company’s medical investments, was set forth in the Company’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on May 30, 2007.  On August 31, 2007, there were outstanding 443,736 shares of Class A Tracking Stock.

On January 21, 2010, the Company’s Board of Directors approved the redemption of all of the Company’s issued and outstanding Class A Tracking Stock for $0.19 per share, after deducting current and anticipated expenses.  The redemption will be effectuated on March 12, 2010 to shareholders of record on August 31, 2007.  The Company will use the nominal balance of cash available after the redemption to pay costs and expenses associated therewith.

See Form 8-K filed with the Securities and Exchange Commission on January 25, 2010 for complete information.

Item 1. Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
BALANCE SHEETS
	At December 31, 2009	At March 31, 2009
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash and cash equivalents	$58,772	$83,916
Accrued interest receivable	--	--
Total Current Assets	58,772	83,916

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable & accrued expenses	5,000	6,000
Total Current Liabilities	5,000	6,000

Commitments and contingencies	--	--

Shareholders' Equity:

Preferred Stock, par value $0.01, 1,000,000 shares authorized, none issued or outstanding	--	--

Common stock, par value $0.01 per share; 48,500,000 shares authorized; 518,736 shares at 12/31/09 and at 3/31/09 issued and outstanding	5,188	5,188

Common stock, Class A (tracking), par value $0.01 per share; 510,000 shares authorized; 443,736 shares at 12/31/09 and at 3/31/09 issued and outstanding	4,437	4,437

Additional paid-in capital	1,481,365	1,481,365
Retained deficit	(1,437,218)	(1,413,074)
Total Shareholders' Equity	53,772	77,916
Total Liabilities and Shareholders' Equity	$58,772	$83,916

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	December 31, 2009	December 31, 2008

Revenues:
Interest	$202	$508
Total revenues	202	508

Operating costs and expenses:
General and administrative	8,081	7,510
Total operating expenses	8,081	7,510
Loss before tax provision	(7,879)	(7,002)
Provision for income taxes	--	--
Net loss	$(7,879)	$(7,002)

Per share data:
Weighted average number of common shares outstanding basic and diluted	518,736	518,736

Basic and diluted loss per share	$(0.02)	$(0.01)

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended
	December 31, 2009	December 31, 2008

Revenues:
Interest	$742	$1,747
Total revenues	742	1,747

Operating costs and expenses:
General and administrative	24,846	22,765
Total operating expenses	24,886	22,765
Loss before tax provision	(24,144)	(21,018)
Provision for income taxes	--	--
Net Loss	$(24,144)	$(21,018)

Per share data:
Weighted average number of common shares outstanding basic and diluted	518,736	518,736

Basic and diluted loss per share	$(0.05)	$(0.04)

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2007 (audited)		427,069	$4,271	$866,718	$(755,493)	$115,496
Issuance of Class A Shares	443,736		$4,437	$(4,437)		-
Sale of Warrants		--	--	$2,500		$2,500
Sale of Common Shares		75,000	$750	$74,250		$75,000
Exercise of Warrants		16,667	$167	$49,834		$50,001
Fair Value of Warrant Issuance				$492,500		$492,500
Net loss for the year ended March 31, 2008 (audited)					$(626,880)	$(626,880)
Balance March 31, 2008 (audited)	443,736	518,736	$9,625	$1,481,365	$(1,382,373)	$108,617
Net loss for the year ended March 31, 2009 (audited)					$(30,701)	$(30,701)
Balance March 31, 2009 (audited)	443,736	518,736	$9,625	$1,481,365	$(1,413,074)	$77,916
Net loss for the nine months ended December 31, 2009 (unaudited)					$(24,144)	$(24,144)
Balance December 31, 2009 (unaudited)	443,736	518,736	$9,625	$1,481,365	$(1,437,218)	$53,772

See Notes to Financial Statements

  ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended

	December 31, 2009	December 31, 2008
Cash flows from operating activities
Net Loss	$(24,144)	$(21,018)

Adjustments to reconcile net loss to net cash from operating activities
Increase (Decrease) in current assets:
Interest and other receivables	--	--

(Decrease) Increase in current liabilities:
Accounts payable	(1,000)	(4,000)
Net cash used from operating activities	(25,144)	(25,018)

Cash flows from investing activities:
Net cash from investing activities	--	--

Cash flows from financing activities:
Net cash provided by financing activities	--	--

Net change in cash and cash equivalents	(25,144)	(25,018)

Cash and cash equivalents, beginning	83,916	116,617
Cash and cash equivalents, ending	$58,772	$91,599

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$--	$--
Cash paid for interest expense	$--	$--

The Company issued 443,736 shares of Class A Common Stock (tracking stock) in accordance with the Purchase Agreement (see Note C) in a non-cash transaction.

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009
(UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10-01 of Regulation S-X, promulgated by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2009 and all subsequent filings with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

The financial statements have been prepared assuming the Company will continue as a going concern.  Management believes that the Company has sufficient cash to continue its efforts to seek merger (including reverse merger) acquisition and business combination opportunities for more than the next twelve months.  However, the Company has no operations, and has experienced recurring quarterly and annual losses which have significantly weakened the Company’s financial condition and its ability to meet current operating expenses.  The appropriateness of using the going concern basis is dependent on, among other things, the Company’s ability to raise additional capital to fund operating losses, and to further reduce operating expenses.  The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through December 31, 2010.  The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

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

NOTE D -- MEDICAL INVESTMENTS

In periods prior to March 31, 2007, the Company made certain investments in two medical research organizations.  Reference is made to the Company’s 10-KSB for the fiscal year ending March 31, 2007 for a full description of the two medical investments.  The investment in New York University Research was written off the Company’s books in the fiscal year ended March 31, 2005 as having no value.  As a result of the Purchase Agreement (see Note C), the Company’s investment in T3 Therapeutics was written off at September 30, 2007.   In accordance with the Purchase Agreement, a Class “A” common stock (a tracking stock) was issued to all Company stockholders of record except the Investor on August 31, 2007, the closing date of that transaction.  All subsequent stockholders will not be entitled to receive any shares or benefits of the tracking stock, which is non-certificated, non-voting, non-transferable and non-saleable, and will be held only in book entry form in the records of the Company’s transfer agent.  Any funds or other remuneration received from this investment will inure only to those persons who were stockholders of record, with the exception of the Investor, on August 31, 2007.  Therefore, this investment is deemed to not have any current value and $83,400 was written off the Company’s financial statements as at the six months ended September 30, 2007.  However, the Class A common stock (the “Tracking Stock”) that was allocated to the shareholders of the Company on August 31, 2007 will continue to be maintained on the books of the Company at the office of the Company’s registrar and transfer agent until such time as the Medical Investment is liquidated, permanently impaired or deemed worthless.  At August 31, 2007, March 31, 2009, and December 31, 2009 there were 443,736 shares of Class A Common Stock issued and outstanding.

A reconciliation of the medical investments is as follows:

Balance March 31, 2005 (as restated)		$680,000
Add: Follow-on investment, November 16, 2005		$50,000
Subtotal		$730,000
Less:	$
Impairment loss		$(630,000)
Equity in Loss of T3 Therapeutics		$(16,600)
Balance, March 31, 2007		$83,400
Write off at September 30, 2007		$(83,400)
Balance at March 31, 2009 and December 31, 2009		$-0-

As of August 31, 2007, the date of the closing of the transactions contemplated by the Purchase Agreement, and through the date hereof, Mr. Edward B. Grier, a current member of the Company’s board of directors, was a 2.5% owner of T-3 Therapeutics and had an option to purchase an additional ownership interest of approximately 2.5%, both of which he continues to own.

Please see Page 2 (Recent Developments) for information concerning the sale of the T-3 Therapeutics medical investment and the subsequent redemption of the Class A Tracking Stock.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issue Task Force. This Accounting Standards Update amends Subtopic 605-25, separating consideration in multiple-deliverable arrangements. This amendment in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-13 on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements- a consensus of the FASB Emerging Issue Task Force.  This Accounting Standards Update amends Subtopic 985-605, Software-Revenue Recognition. This amendment in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-14 on the Company’s financial statements.

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

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16, Accounting for Transfers and Servicing (Topic 860). This Accounting Standards Update amends Subtopic 860-10, Transfers and Servicing-Overall. The adoption of ASU 2009-16 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Accounting for Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, (Topic 810). This Accounting Standards Update amends Subtopic 810-10, Consolidation-Overall and adds Participating Rights, Kick-out Rights and Protective Rights. The adoption of ASU 2009-17 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash-a consensus of the FASB Emerging Issues Task Force,(Topic 505). This Accounting Standards Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earning Per Share). The Company is currently evaluating the impact of ASU 2010-01 on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary-a Scope Clarification, (Topic 810). This Accounting Standards Update establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. The adoption of ASU 2010-02 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-03, Oil and Gas Reserve estimation and Disclosures, (Topic 932). This Accounting Standards Update improves the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  The adoption of ASU 2010-03 will not have a material impact on the Company’s financial condition results of operation or cash flows.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-04, Accounting for Various Topics-Technical Corrections to SEC Paragraphs. The Company is currently evaluating the impact of ASU 2010-04 on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Escrowed Share Arrangements and the Presumption of Compensation, (Topic 718). The adoption of ASU 2010-03 will not have a material impact on the Company’s financial condition results of operation or cash flows.

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

NOTE I - STOCK BASED COMPENSATION:

The Company complies with FASB Accounting Standards Codification, “Compensation-Stock Compensation,” (ASC 718) which requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the Company, this statement was effective as of April 1, 2006. The Company adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of ASC 718 for all share-based payments granted after the effective date and, based on the requirements of ASC 718, for all awards granted to employees prior to the effective date that remain unvested on the effective date. The Company was not required to record any expenses under ASC 718 for share based awards currently outstanding. However, the amount of expense recorded under ASC 718 will depend upon the number of share based awards granted in the future and their valuation.

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

NOTE K – SUBSEQUENT EVENTS

On January 21, 2010, the St. Lawrence Seaway Corporation (“St.L”) (Bulletin Board “STLS”) signed an agreement with T-3 Therapeutics, LLC (“T-3”) for the sale of St. L’s (Medical Investment’s) membership interest in T-3 for $100,000 payable in cash upon execution of the agreement.  (See Page 2 – Recent Developments)

The interim financial statements were approved by management and were issued on February 9, 2010. Subsequent events have been evaluated through this date.

Item 2.  Management's Discussion and Analysis of Operations / Plan of Operation

Please see "Footnote D -- Medical Investment" in the Notes to the Financial Statements of this Form 10-Q for a description of the medical investments the Company made during 2002 and subsequent additional investments and the write-off of such investments in the year ended March 31, 2008 and its current status.

Please see Page 2 (Recent Developments) for information concerning the sale of the T-3 Therapeutics medical investment and the subsequent redemption of the Class A Tracking Stock.

Results of Operations for the three months ended December 31, 2009 as compared to three months ended December 31, 2008.

Interest income decreased to $ 202 for the three months ended December 31, 2009, from $ 508 for the three months ended December 31, 2008.  This decrease is a result of lower cash balances during the three months of 2009 as compared to 2008 and lower interest rates received on invested funds.

General and administrative expenses increased to $8,081 for the three months ended December 31, 2009 from $7,510 for the three months ended December 31, 2008.  The increase in general and administrative expenses is primarily due to an increase in administrative items and stockholder expenses.

Results of Operations for the nine months ended December 31, 2009 as compared to nine months ended December 31, 2008.

Interest income in the nine months ended December 31, 2009 was $742 decreasing from $1,747 in the nine months ended December 31, 2008 as a result of lower cash balances and lesser interest rates received on invested funds.  General and administrative expenses increased to $24,886 in the nine months ended December 31, 2009 from $22,765 in the same nine months of 2008.  The increase is primarily due to an increase in administrative items and stockholder expenses.

Liquidity and Capital Resources

Please see “Recent Developments”, page. 1, and "Note C to the Financial Statements contained under Item 1 of this Form 10-Q for a description of the Purchase Agreement described herein.

Cash and cash equivalents increased from $53,175 at June 30, 2007 to $58,442 at December 31, 2009.   At March 31, 2009 cash and cash equivalents was $83,916.  The cash decrease from March 31, 2009 to December 31, 2009 was due to the loss incurred in the nine months ended December 31, 2009 and payment of accrued expenses.  Most significantly, cash increased from June 30, 2007 to December 31, 2009 in connection with the equity purchases made on August 31, 2007, which were made pursuant to the Purchase Agreement and in connection with the exercise of warrants to purchase 16,667 shares of the Company’s common stock at $3.00 per share made by Mr. Joel Greenblatt, the former Chairman of the Board, offset by expenses in connection with the transaction described herein and offset by cash losses sustained in the Company’s operations in the nine months ended December 31, 2009 and in the years ended March 31, 2008 and 2009.  The Company does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceeding - Not Applicable .

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

Item 5. Other Information – Not Applicable.

Item 6. Exhibits

31.1 -	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certificate of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. LAWRENCE SEAWAY CORPORATION Registrant

Dated: February 9, 2010	Bernard Zimmerman Chairman, President, Principal Executive Officer and Principal Financial Officer