Form 10-K
period 2010-03-31
ST LAWRENCE SEAWAY CORP
filed 2010-06-14
CIK 86264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2010

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class		Name of each exchange on which registered
None		None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [   ]    No  [X]

Indicate by check mark  if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  [   ]    No  [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [X]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer   [   ]     Accelerated filer   [   ]     Non-accelerated filer  [   ]     Smaller reporting company   [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [   ]    No  [   ]

The issuer’s revenues for its fiscal year ended March 31, 2010 were $100,886.

The aggregate market value of common stock held by non-affiliates of the issuer as of  March 31, 2010 was approximately $325,000.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock of the issuer outstanding as of March 31, 2010 was 518,736.

 Transitional Small Business Disclosure Format (check one)  Yes  [   ]    No  [X]

 ST. LAWRENCE SEAWAY CORPORATION
FORM 10-K INDEX

PAGE
Forward Looking Statements

PART I

Item 1 – Description of Business	1-2

Item 2 – Description of Property	3

Item 3 – Legal Proceedings	3

Item 4 – Submission of Matters to a Vote of Security Holders	3

PART II

Item 5 – Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	4

Item 6 – Management’s Discussion and Analysis or Plan of Operation	4-6

Item 7 – Financial Statements – Years ended March 31, 2010 and 2009	6

Item 8 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	6-7

Item 8A – Controls and Procedures	7

Item 8B – Other Information	7

PART III

Item 9 – Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	7-8

Item 10 – Executive Compensation	9

Item 11 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9-11

Item 12 – Certain Relationships and Related Transactions	11

Item 13 – Exhibits	12

Item 14 – Principal Accountant Fees and Services	13

SIGNATURES	26

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

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report.  We do not undertake any responsibility to publicly update or revise any forward-looking statement, report or financial information.

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

RECENT DEVELOPMENTS

(A) The Company entered into a Stock and Warrant Purchase Agreement (the “Purchase Agreement”) as of January 10, 2007, as amended on April 16, 2007 and April 18, 2007, with Bernard Zimmerman & Company, Inc., an investment and merchant banking organization (the “Investor”), pursuant to which the Investor agreed to purchase: (i) 75,000 shares of the Company’s common stock for a total purchase price of $75,000; and (ii) a ten year warrant for a total purchase price of $2,500 which permits the Investor to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share   (the “Warrant”).  The Warrant is exercisable immediately.  The common stock and the Warrant were sold to the Investor pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  The common stock that was sold to the Investor represented at the August 31, 2007 closing of this transaction, and continues to represent as of the date hereof, approximately 14.5% of the outstanding common stock of the Company, provided that no changes occur to the number of shares outstanding in subsequent periods.

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

(B)  On January 21, 2010 the Company entered into a Unit Purchase and Mutual Release Agreement with T-3 Therapeutics, LLC (T-3) for the sale of the Company’s entire membership interest in T-3 for $100,000 (the “Agreement”), payable in cash upon execution of the Agreement.  Reference is made to the full text of the Agreement, a copy of which is attached to the Company’s Form 8-K filed on January 21, 2010 with the Securities and Exchange Commission.

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

On January 21, 2010, the Company’s Board of Directors approved the redemption of all of the Company’s issued and outstanding Class A Tracking Stock for $0.19 per share, after deducting current and anticipated expenses.  The redemption was effectuated on March 12, 2010 to shareholders of record on August 31, 2007.  The Company will use the nominal balance of cash available after the redemption to pay costs and expenses associated therewith.

Financing Arrangements. The Company currently has no debt or borrowed funds or similar obligations or contingencies. The Company does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.

Licenses and Trademarks. The business of the Company is not currently dependent upon any patent, trademark, franchise or license.

Governmental Regulation. The Company believes it is in compliance with all federal, state and local regulations.

Employees. The Company has no employees at this time.

Item 2 – Description of Property.

At March 31, 2010 and 2009, the Company did not own any real estate.   The Company leases office space and office services on a month-to-month arrangement at a cost of $500 per month from the Company’s law firm, a principal of which is a Director of our Company.

Item 3 – Legal Proceedings.

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders.

See Forms 8-K filed on August 31, 2007 and September 7, 2007 with respect to the transactions approved by the shareholders of the varied items submitted to the shareholders at the Annual Meeting of Shareholders on July 10, 2007.

See Form 8-K filed on January 21, 2010 with respect to the sale of the Company’s Medical Investment and the redemption of the Company’s Class “A” Tracking Stock.

PART-II

Item 5 – Market For Common Equity, and Related Stockholder Matters.

Market Information. The Company’s common stock is not currently listed for trading on any exchange but does trade on the OTC Bulletin Board. The following table sets forth the high and low sales price for each quarterly period during the fiscal years ended March 31, 2010 and 2009, as reported by the OTC Bulletin Board. The common stock is quoted under the ticker symbol “STLS.OB.” Such price data may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.   The information shown below was obtained from Bloomberg Finance, L.P.

Fiscal Year Ended March 31,	Quarter	High	Low

2010	First	$ 0.82	$ 0.65

	Second	$ 1.05	$ 0.60

	Third	$ 1.02	$ 1.00

	Fourth	$ 1.02	$ 0.66

2009	First	$ 1.45	$ 0.98

	Second	$ 1.20	$ 0.98

	Third	$ 0.90	$ 0.75

	Fourth	$ 1.05	$ 0.75

On March 31, 2010 the bid price was $1.02.

Number of Stockholders.  As of March 31, 2010, there were approximately 1,130 holders of record of the Company’s common stock. This number does not include beneficial owners whose shares are held in “street name.”

Dividends. It is the present policy of the Board of Directors of the Company to retain earnings, if any, to finance the continued operations of the Company. No cash dividends were paid during the fiscal years ended March 31, 2010 and 2009 and no cash dividends are expected to be paid in the foreseeable future.   See Recent Developments – Page 2 for a description of the redemption of the Company’s Class “A” Tracking Stock.

Item 6 – Management’s Discussion and Analysis  of Financial Condition and Results of Operation.

You should read the following discussion and analysis of the Company’s financial condition and results of operations together with the Company’s financial statements and related notes included further in this report. The notes to the financial statements set forth the Company’s critical accounting policies.

Please see “Note 4 Medical Investment” in the Notes to the Financial Statements contained under Item 7            for a description of the medical investments the Company made during 2002 and subsequent additional investments and the write-off of such investments in the year ended March 31, 2008.  In the year ended March 31, 2010 the Company sold its Medical Investment in T-3 Therapeutics and redeemed its Class A Tracking Stock.  See Page 2 for further information concerning the sale of the Company’s medical investment.

Selected Financial Data is not included herein because the Company is a smaller reporting company.

Results of Operations for the year ended March 31, 2010 as compared to the year ended March 31, 2009.

Interest and dividend income decreased to $886 for the year ended March 31, 2010 as compared to $2,199 for the year ended March 31, 2009.   This decrease is attributable to lower cash balances available for investment during the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009 and lower interest rates received on such cash balances.

In the year ended March 31, 2010, the Company sold its Medical Investment in T-3 Therapeutics for $100,000 and has been taken the proceeds into income.  This investment had previously been written off.  Please see Page 2 for further information concerning this transaction.

General and administrative expenses increased to $37,122 for the year ended March 31, 2010 as compared to $32,900 for the year ended March 31, 2009.   The increase in general and administrative expenses is primarily due to an increase in operating and stockholder expenses and increased activity in possible reverse merger transactions.

No income tax was paid for the fiscal years ended March 31, 2010 and March 31, 2009.

Please refer to the Financial Statements (included herein) for full details of the Statement of Operations for the years ended March 31, 2010 and 2009.

As a result of the above items, the Company had income of $63,764 before any provision for income taxes for the fiscal year ended March 31, 2010 as compared to a loss of $(30,701) before provision for income taxes for the fiscal year ended March 31, 2009.

Liquidity and Capital Resources

Please see “Recent Developments”, Page 2 and Notes 3 and 4 to the Financial Statements included in this Form 10-K for a description of the Purchase Agreement described therein and the sale of the Company’s Medical Investment in January 2010.

Cash and cash equivalents decreased from $69,524 at March 31, 2007 to $53,370 at March 31, 2010.  Most significantly, cash increased by $127,501 in connection with the equity purchases made on August 31, 2007, which were made pursuant to the Purchase Agreement and in connection with the exercise of warrants to purchase 16,667 shares of the Company’s common stock at $3.00 per share made by Mr. Joel Greenblatt, the former Chairman of the Board, in August 2007 offset by expenses in connection with the transactions described herein as well as cash losses sustained in the Company’s operations in the year ended March 31, 2008 and 2009 offset by a gain in the year ended March 31, 2010.

Cash and cash equivalents decreased from $83,916 at March 31, 2009 to $53,370 at March 31, 2010 due to cash losses sustained in the Company’s operations in the year ended March 31, 2010 offset by the gain on the sale of the Company’s investment in T-3 Therapeutics and the distribution to shareholders of August 31, 2007 of $0.19 per share.  Please see Page 2 and Notes 3 and 4 to the financial statements included herein.

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

Item 7 - Financial Statements.

Included herein starting on Page 14 of this Form 10-K.

Item 8 -  Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of March 31, 2010 and concluded that such internal controls are effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the Company’s fourth fiscal quarter and during the fiscal year ended March 31, 2010, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B – Other Information

Not applicable.
 PART-III

Item 9 – Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth in the following table are the names and ages of all persons who were members of the Board of Directors of the Company at March 31, 2010, all positions and offices with the Company held by such persons, their business experience, the period during which they have served as members of the Board of Directors and other directorships in reporting companies held by them.

NAME	AGE	POSITION

Bernard Zimmerman	77	Chairman of the Board, Chief Executive Officer,
		President, and Principal Financial Officer
Duane L. Berlin	51	Secretary and Director
Ronald A. Zlatniski	46	Director
Edward B. Grier III	52	Director

Bernard Zimmerman is the President and majority stockholder of Bernard Zimmerman & Company, Inc., a private merchant banking and financial consulting firm.  Mr. Zimmerman is a Certified Public Accountant and has over 35 years experience in the merger, acquisition and business combination transaction fields.   Since July 2003, Mr. Zimmerman has also served as the President and Chief Executive Officer of FCCC, Inc. a company engaged in seeking mergers, reverse mergers, acquisitions or other business combinations and financial transactions and from July 2004 until September 30, 2009 served as President and Chairman of the Board and as a Director until December 31, 2009 of GVC Venture Corp. a company engaged in similar activities.  Mr. Zimmerman also served as a Director and audit committee and compensation committee chairman of Sbarro, Inc. for more than 20 years until January 2007 when the company was sold.

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

Directors of the Company were elected by a plurality of the votes cast at the last Annual Meeting of Shareholders. Each Director’s current term of office will expire at the next Annual Meeting of Shareholders or when a successor is duly elected and qualified. The Company held its Annual Meeting of Shareholders on July 10, 2007.  Executive officers of the Company are elected annually for a term of office expiring at the Board of Directors meeting immediately following the next succeeding Annual Meeting of Shareholders, or until their successors are duly elected and qualified.   There was no Annual Meeting held during 2009 or 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance . Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended March 31, 2010 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2010, to the best of the Company’s knowledge no director, officer or beneficial owner of more than 5% of the Company’s equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2010.

Item 10 – Executive Compensation.

Except as noted below, neither the Company’s Chief Executive Officer nor any other executive officer of the Company (collectively the “Named Executives”) received a salary, bonus or other annual compensation for rendering services to the Company during the fiscal years ended March 31, 2010, and 2009.

Summary Compensation Table. As permitted by Item 402 of Regulation S-B, the Summary Compensation Table has been omitted as there was no compensation awarded to, earned by or paid to any executive officer, which is required to be reported in such Table for any fiscal year covered thereby. In addition, no transactions between the Company and a third party where the primary purpose of the transaction was to furnish compensation to any executive officer were entered into for any fiscal year covered thereby.

Option/SAR Grants in Fiscal Years Ended March 31, 2010 and 2009.   No options or stock appreciation rights were granted in the fiscal year ended March 31, 2010 and 2009. On September 20, 2002, the options originally granted to Mr. Brown on June 18, 1983, then a Director of the Company, were amended by extending the expiration date thereof from September 21, 2002 to September 21, 2007.   Such options expired on September 21, 2007.

Aggregated Option/SAR Exercises in Fiscal Year Ended March 31, 2010 and Fiscal Year-End Option/SAR Values. The Company had a stock option plan originally adopted by the shareholders on June 12, 1978, and revised and approved by the shareholders on June 13, 1983, September 21, 1987 and August 28, 1992.   The options granted thereunder expired on September 21, 2007.  There are currently no outstanding stock options outstanding.

Long-Term Incentive Plans - Awards in Fiscal Year Ended March 31, 2010.   Not applicable.

Compensation of Directors. The By-laws of the Company provide for Directors to receive a fee of $100 for each meeting of the Board of Directors which they attend plus reimbursement for reasonable travel expense. No fees were paid to Directors for meetings in fiscal year 2010 and 2009 as all fees were waived.

Compensation Committee Interlock and Insider Participation. The Board of Directors does not have any standing nominating or compensation committees or any other committees performing similar functions. Therefore, there are no relationships or transactions involving members of the Compensation Committee during the fiscal year ended March 31, 2010 required to be reported pursuant to Item 402(j) of Regulation S-B.  The entire Board of Directors acts as the Company’s audit committee.

Item 11 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 31, 2010, with respect to the persons known to us to be the beneficial owners of 5% or more of the Company’s common stock. We know of no person, other than those listed in the Management’s Shareholdings Table, below, who owns more than 5% of the Company’s common stock other than is shown on the Table of Ownership on the following page.

COMMON STOCK
PRINCIPAL SHAREHOLDERS TABLE
March 31, 2010

Security Ownership

The following table, together with the accompanying footnotes, sets forth information, as of March 31, 2010, regarding stock ownership of all persons known by St Lawrence to own beneficially more than 5% of the Company’s outstanding common stock, and named executives, all directors, and all directors and officers of St. Lawrence as a group:

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class	Options and Warrants Exercisable Within 60 Days	Total	Percent of Class - Total

Joel M. Greenblatt	81,251		15.7%	-	81,251	15.7%
100 Jericho Quadrangle Jericho, NY 11753

Walter P. Carucci	32,433	(4)	6.3%	-	32,433	6.3%
Carr Securities Corp.
c/o Carr Securities Corp.
14 Vanderventer Avenue
Port Washington, NY 11050

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class	Options and Warrants Exercisable Within 60 Days		Total	Percent of Class – Total

Executive Officers and Directors

Bernard Zimmerman	75,000	(2)	14.5%	250,000	(1) (2)	325,000	42.3%
Chairman of the Board, President
and Chief Financial Officer
18 High Meadow Road Weston, CT 06883

Duane L. Berlin Secretary 200 Connecticut Avenue Norwalk, CT 06854	-		-	-		-	-

Edward B. Grier, III Gracie Capital Investment Partners 590 Madison Avenue, 28th Floor New York, NY 10022	-		-	-		-	-

Ronald A. Zlatniski	12,000	(3)	2.3%	-		12,000	2.3%
4206 Cypress Grove Lane Greensboro, NC 27455

All directors and executive officers as a group (four persons)	87,000		16.8%	250,000		337,000	43.8%

(1) Mr. Zimmerman is the beneficial owner of a warrant to purchase 250,000 shares of common stock of the Company at an exercise price of $1.00 per share subject to dilution and other provisions, as outlined in the warrant agreement.  Such warrants expire on August 31, 2017.

(2) These shares and warrants are owned by Bernard Zimmerman & Company, Inc. an affiliate of Bernard Zimmerman.

(3)  Mr. Zlatniski disclaims beneficial ownership of 1,000 shares owned by his wife and is not included herein.

(4)  Based upon Schedule 13G filed on February 9, 2010 and includes 32,333 shares owned individually by Mr. Carucci as well as 100 shares owned by Carr Securities Corp.  Mr. Carucci asserts sole power to vote, dispose of and direct the disposition of such shares owned individually and by Carr Securities Corp.

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

The appointment of Braver P.C. as the auditors for the Company became effective January 4, 2008 and they billed the Company $3,000 for the audit of the Company’s financial statements which was included in the Company’s Annual Report on Form 10-K for each of the years ended March 31, 2009 and 2008.  Braver also billed the Company a total of $1,000 covering the preparation of the Company’s federal and state tax returns for the years ended March 31, 2009 and 2008.  They will bill the Company a total of $4,500 for the audit of the Company’s financial statements and review of the Form 10-K for the year ended March 31, 2010 and the review of the Form 10-Q’s for the quarters ended June 30, 2009, September 30,2009 and December 31, 2009.  Tax fees for the year ended March 31, 2010 will be $1,500 covering the preparation of the Company’s federal, state and franchise tax returns.

The following aggregate fees were billed to the Company for professional services rendered by its independent auditors for the fiscal years ended March 31, 2009 and 2008:

	2009	2008

Audit Fees:	$3,000	$3,000

Audit-Related Fees:	$-	$-

Tax Fees:	$1,000	$1,000

All Other Fees:	$-	$-

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

Item 7 – Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of St. Lawrence Seaway Corporation
Norwalk, Connecticut

We have audited the accompanying balance sheets of St. Lawrence Seaway Corporation (the Company) as of March 31, 2010 and 2009, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2010 financial statements referred to above present fairly, in all material respects, the financial position of St. Lawrence Seaway Corporation as of March 31, 2010, and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and may require additional capital during fiscal 2011 to fund continuing operations. These items raise substantial doubt about the Company’s ability to continue as a going concern through March 31, 2011. Management’s plans in regards to these matters are also described in Note 1.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Braver P.C.

Certified Public Accountants
Providence, Rhode Island
Date:  June 11, 2010

 ST. LAWRENCE SEAWAY CORPORATION
BALANCE SHEETS
(Audited)

ASSETS	March 31, 2010	March 31, 2009
Current assets:

Cash and cash equivalents	$53,370	$83,916

Total current assets	53,370	$83,916

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$7,000	$6,000

Total current liabilities	7,000	6,000

Commitments and contingencies

Shareholders’ equity:

Preferred Stock, par value $0.01, 1,000,000 shares authorized, none issued and outstanding.	-	-

Common stock, par value $0.01 per share; 48,500,000 authorized; 518,736 shares at 3/31/10 and 3/31/09 issued and outstanding	5,188	5,188

Common stock, Class A (tracking) par value $0.01 per share; 510,000 authorized; -0- shares at 3/31/10 and 443,736 shares at 3/31/09 issued and outstanding	-	4,437

Additional paid-in capital	1,390,492	1,481,365

Retained deficits	(1,349,310)	(1,413,074)

Total shareholders’ equity	46,370	$77,916

Total liabilities and shareholders’ equity	$53,370	$83,916

See Notes to financial statements

 ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS
(Audited)

	FOR THE YEARS ENDED MARCH 31,

	2010	2009
Revenues:

Sale of Medical Investment	$100,000	-

Interest and dividends	886	$2,199

Total revenues	100,886	2,199

Operating costs and expenses:

General and administrative	37,122	32,900

Total operating expenses	37,122	32,900

Income (Loss) before tax provision	63,764	(30,701)

Provision for income taxes/(tax benefit)	-	-

Net Income (Loss)	$63,764	$(30,701)

Per Share Data:

Weighted average number of common shares outstanding basic and diluted	518,736	518,736

Earnings per share:
Basic and diluted Income (Loss) per share	$0.12	$(0.06)

See Notes to Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Total
	Class A	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Shares	Amount	Capital	Deficit	Equity

Balance March 31, 2007 (audited)		427,069	$4,271	$866,718	$(755,493)	$115,496

Issuance of Class A Shares	443,736		$4,437	$(4,437)		-

Sale of Warrants		-	-	$2,500		$2,500

Sale of Common Shares		75,000	$750	$74,250		$75,000

Exercise of Warrants		16,667	$167	$49,834		$50,001

Fair Value of Warrant Issuance				$492,500		$492,500

Net (Loss) for the year ended March 31, 2008 (audited)					$(626,880)	$(626,880)

Balance March 31, 2008 (audited)	443,736	518,736	$9,625	$1,481,365	$(1,382,373)	$108,617

Net (Loss) for the year ended March 31, 2009 (audited)					$(30,701)	$(30,701)

Balance March 31, 2009 (audited)	443,736	518,736	$9,625	$1,481,365	$(1,413,074)	$77,916

Net Income for the year ended - March 31, 2010 (audited)					$63,764	$63,764

Redemption of Class “A” Tracking Stock (443,776 shares)	(443,736)	-	$(4,437)	$(90,873)	-	$(95,310)

Balance March 31, 2010 (audited)	- 0 -	518,736	$5,188	$1,390,492	$(1,349,310)	$46,370

See Notes to Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CASH FLOWS
(Audited)

	For the Years Ended

	March 31, 2010	March 31, 2009
Cash flows from operating activities

Net Income (Loss)	$63,764	$(30,701)

Adjustments to reconcile net loss to net cash from operating activities

(Increase) Decrease in current assets:	-	-

(Decrease) Increase in current liabilities:

Accounts payable	1,000	(2,000)

Net cash provided by (used in) operating activities	64,764	(32,701)

Cash flows from investing activities:	-	-

Net cash from investing activities	-	-

Cash flows from financing activities

Redemption of Class “A” Tracking Stock (including expenses)	(95,310)	-

Net cash provided by (used in) financing activities	$(95,310)	$-

(Continued on next page)

(continued from previous page)

Net increase (decrease) in cash and cash equivalents	30,546	(32,701)

Cash and cash equivalents, beginning	83,916	116,617

Cash and cash equivalents, ending	$53,370	$83,916

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$-	$-

Supplemental disclosures of non-cash investing and financing activities:

The Company issued 443,736 shares of Class A Common Stock tracking stock in accordance with the Purchase Agreement (see Notes 3 and 4) in a non-cash transaction and redeemed such shares in the fiscal year ended March 31, 2010 (see Note 4)

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
(Audited)

Notes to Financial Statements
March 31, 2010

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

GOING CONCERN:

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses of $30,701 in the year ended March 31, 2009 and additional losses in previous years, offset by net income of $63,764 in the year ended March 31, 2010.  In March 2010 a distribution of $95,310 was made to redeem the Company’s Class “A” Tracking Stock. These net losses have significantly weakened the Company’s financial condition and its ability to meet current operating expenses.  The Company’s working capital has decreased to $46,370 at March 31, 2010. The appropriateness of using the going concern basis is dependent on, among other things, the Company’s ability to raise additional capital to fund operating losses, and further reduce operating expenses. The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through March 31, 2011. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

EARNINGS PER SHARE:

The Company follows FASB ASC 260 (formerly, (SFAS No. 128), “Earnings Per Share”. ASC 260 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Basic and diluted income (loss) per common share was calculated using the following number of shares:

	Year ended March 31,
	2010	2009

Weighted average number of shares outstanding – Common Basic and diluted	518,736	518,736

 ST. LAWRENCE SEAWAY CORPORATION

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES:

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the FASB ASC 740 (formerly, SFAS 109) “Accounting for Income Taxes.” This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax return and financial statement reporting bases of certain assets and liabilities.

No material deferred tax benefits or liabilities exist as of the dates of the balance sheets.

CASH AND CASH EQUIVALENTS:

The Company has defined cash as including cash on hand and cash in interest bearing and non-interest bearing operating bank accounts. Highly liquid instruments purchased with original maturities of three months or less are considered to be cash equivalents.

The Company maintains cash balances at one financial institution at March 31, 2010.   The account at March 31, 2010 is insured by the Federal Deposit Insurance Corporation (FDIC) for balances up to $250,000.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The company has adopted FASB ASC 825 (formerly, SFAS no. 107), “Fair Value of Financial Instruments”, which requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company’s financial instruments (cash and cash equivalents) approximate their fair value because of the short maturity of these instruments.

STOCK BASED COMPENSATION:

The company adopted “Share-Based Payment”, FASB ASC 718 (formerly, SFAS 123(R)).  ASC 718 requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the Company, this statement was effective as of April 1, 2006. The Company adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of ASC 718 for all share-based payments granted after the effective date and, for all awards granted to employees prior to the effective date that remain unvested on the effective date. The Company was not required to record any expenses under ASC 718 for share based awards currently outstanding. However, the amount of expense recorded under ASC 718 will depend upon the number of share based awards granted in the future and their valuation.

Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2010 through the financial statement issue date of June 11, 2010 and determined that there were no recordable or reportable subsequent events.

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

See Page 2 – Recent Developments for information concerning the redemption of the Company’s Class “A” Tracking Stock on March 12, 2010.

NOTE 4 -- MEDICAL INVESTMENTS

In periods prior to March 31, 2007, the Company made certain investments in two medical research organizations.  Reference is made to the Company’s 10-KSB for the fiscal year ending March 31, 2007 for a full description of the two medical investments.  The investment in New York University Research was written off the Company’s books in the fiscal year ended March 31, 2005 as having no value.  As a result of the Purchase Agreement (see Note 3), the Company’s investment in T3 Therapeutics was written off in the six months ended September 30, 2007.   In accordance with the Purchase Agreement, a Class “A” common stock (a tracking stock) was issued to all Company stockholders of record except the Investor on August 31, 2007, the closing date of that transaction.  All subsequent stockholders will not be entitled to receive any shares or benefits of the tracking stock, which is non-certificated, non-voting, non-transferable and non-saleable, and will be held only in book entry form in the records of the Company’s transfer agent.  Any funds or other remuneration received from this investment will inure only to those persons who were stockholders of record, with the exception of the Investor, on August 31, 2007.  Therefore, this investment is deemed to not have any current value and $83,400 was written off the Company’s financial statements as at the six months ended September 30, 2007.  However, the Class A common stock (the “Tracking Stock”) that was allocated to the shareholders of the Company on August 31, 2007 will continue to be maintained on the books of the Company at the office of the Company’s registrar and transfer agent until such time as the Medical Investment is liquidated, permanently impaired or deemed worthless.  At August 31, 2007,  March 31, 2008, and March 31, 2009, there were 443,736 shares of Class A Common Stock issued and outstanding.  See Recent Developments (Page 2) for information concerning the redemption of the Company’s Class “A” Tracking Stock on March 12, 2010 and the sale of the Company’s investment in T-3 Therapeutics.

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

See Recent Developments (Page 2) for information concerning the redemption of the Company’s Class “A” Tracking Stock on March 12, 2010 and the sale of the Company’s investment in T-3 Therapeutics.

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

In accordance with FASB ASC 718 (formerly FASB 123R), the Company calculated the estimated fair value of warrants utilizing a Black-Scholes model. The assumptions used in the Black-Scholes model are based on the date the warrants are granted.  The risk-free rate is based on US Treasury securities with a remaining term which approximates the estimated life assumed at the date of grant.  The expected life until exercise was based on management’s estimate and the warrants ten year life.  The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of warrants issued as part of the Purchase Agreement:

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

NOTE 6 – INCOME TAXES

At March 31, 2010 the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $560,000 to be offset against future taxable income through 2029, resulting in a change in the valuation allowance for the year ended December 31, 2010 of ($410,000) and  $50,000, respectively.  Current tax laws limit the amount of loss available to be offset against taxable future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or grater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.  As of March 31, 2010, approximately $346,000 in net operating losses have expired and approximately $64,000 was used for the March 31, 2010 tax year.

	March 31,
	2010	2009

Net Operating Losses	$560,000	$970,000

Valuation Allowance	(560,000)	(970,000)
	-	-

No taxes were due on the Company’s income for the year ended March 31, 2010 due to tax loss carry forwards available for federal and state tax purposes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. LAWRENCE SEAWAY CORPORATION

By:
Bernard Zimmerman
Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

Date:	June 14, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

	President, Chairman of the Board, Chief Executive Officer and Chief Financial Officer	June 14, 2010
Bernard Zimmerman

/s/ Ronald A. Zlatniski	Director	June 14, 2010
Ronald A. Zlatniski

/s/ Duane L. Berlin	Secretary and Director	June 14, 2010
Duane L. Berlin

/s/ Edward B. Grier III	Director	June 14, 2010
Edward B. Grier III