Form 10-Q
period 2010-06-30
ST LAWRENCE SEAWAY CORP
filed 2010-08-03
CIK 86264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ____________ to ____________

Commission File Number 000-02040

ST. LAWRENCE SEAWAY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	26-0818050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Connecticut Avenue
Fifth Floor
Norwalk, Connecticut  06854
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

Yes  [     ]          No  [     ]

State the number of shares outstanding of the issuer’s common stock.

Class	Outstanding at July 31, 2010
Common Stock, $0.01 par value	518,736

Transitional Small Business Disclosure Format (check one):            Yes  [     ]          No  [ X ]

ST. LAWRENCE SEAWAY CORPORATION
FORM 10-Q INDEX

PAGE

PART I. RECENT DEVELOPMENTS AND FINANCIAL INFORMATION

Description of Business and Recent Developments	1-2

Item 1. Financial Statements

Balance Sheets – June 30, 2010 (unaudited) and March 31, 2010 (audited)	3

Statements of Operations – Three months ended June 30, 2010 (unaudited) and three months ended June 30, 2009 (unaudited)	4

Statements of Cash Flows – Three months ended June 30, 2010 (unaudited) and three months ended June 30, 2009 (unaudited)	5

Statement of Changes in Stockholders’ Equity for the three months ended June 30, 2010 (unaudited)	6

Notes to Financial Statements – June 30, 2010 (unaudited)	7-11

Item 2. Management’s Discussion and Analysis of Operations / Plan of Operation	12-13

FORWARD LOOKING STATEMENTS	12

Item 3. Controls and Procedures	13

PART II. OTHER INFORMATION	14

Exhibit Index	14

Signature Page	15

Exhibits

PART-I

Description of Business and Recent Developments

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

Disclosure of the Company’s establishment of its Class A Tracking Stock (representing the Company’s medical-related investments, which include its New York University Research Funding investment, which has been deemed of no value, and its T-3 investment), held in street name only and owned by those shareholders of record as of August 31, 2007 entitled to future proceeds from the sale of the Company’s medical investments, was set forth in the Company’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on May 30, 2007.  On August 31, 2007 and December 31, 2009, there were outstanding 443,736 shares of Class A Tracking Stock.

On January 21, 2010, the Company’s Board of Directors approved the redemption of all of the Company’s issued and outstanding Class A Tracking Stock for $0.19 per share, after deducting current and anticipated expenses.  The redemption was effectuated on March 12, 2010 to shareholders of record on August 31, 2007.  The Company will use the nominal balance of cash available after the redemption to pay costs and expenses associated therewith.  On March 31, 2010 and June 30, 2010 there were no shares of Class A Tracking Stock outstanding.

  ST. LAWRENCE SEAWAY CORPORATION
BALANCE SHEETS

Item 1 – Financial Statements

ASSETS	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

Current assets:
Cash and cash equivalents	$46,459	$53,370
Total current assets	46,459	$53,370

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$9,000	$7,000
Total current liabilities	9,000	7,000

Commitments and contingencies	----	----

Shareholders’ equity:
Preferred Stock, par value $0.01, 1,000,000 shares authorized, none issued and outstanding.	----	----

Common stock, par value $0.01 per share; 48,500,000 authorized; 518,736 shares at 6/30/10 and 3/31/10 issued and outstanding	5,188	5,188

Common stock, Class A (tracking) par value $0.01 per share; 510,000 authorized; -0- shares at 6/30/10 and at 3/31/10 issued and outstanding	----	----

Additional paid-in capital	1,390,492	1,390,492
Retained deficits	(1,358,221)	(1,349,310)
Total shareholders’ equity	37,459	$46,370
Total liabilities and shareholders’ equity	$46,459	$53,370

See Notes to financial statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	June 30, 2010	June 30, 2009

Revenues:
Interest and dividends	$114	$280
Total revenues	114	280

Operating costs and expenses:
General and administrative	8,775	6,772
Total operating expenses	8,775	6,772
Loss before tax provision	(8,661)	(6,492)
Provision for income taxes	250	--
Net loss	$(8,911)	$(6,492)

Per share data:
Weighted average number of common shares
outstanding – Basic and Diluted	518,736	518,736

Basic and Diluted:
Loss per share	$(0.02)	$(0.01)

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities
Net loss	$(8,911)	$(6,492)

Adjustments to reconcile net income to Net cash from operating activities

Increase (decrease) in current liabilities:
Accounts payable	2,000	(3,000)
Net cash used in operating activities	$(6,911)	$(9,492)

Cash flows from investing and financing activities:
Net cash from investing activities	$0	$0

Net cash from financing activities	$0	$0

Net decrease in cash and cash equivalents	(6,911)	(9,492)

Cash and cash equivalents, beginning	53,370	83,916
Cash and cash equivalents, ending	$46,459	$74,424

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$0	$0
Cash paid for interest expense	$0	$0

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Shares	Amount	Capital	Deficit	Equity

Balance March 31, 2007 (audited)		427,069	$4,271	$866,718	$(755,493)	$115,496
Issuance of Class A Shares	443,736		$4,437	$(4,437)		-
Sale of Warrants		--	--	$2,500		$2,500
Sale of Common Shares		75,000	$750	$74,250		$75,000
Exercise of Warrants		16,667	$167	$49,834		$50,001
Fair Value of Warrant Issuance				$492,500		$492,500
Net (Loss) for the year ended March 31, 2008 (audited)					$(626,880)	$(626,880)
Balance March 31, 2008 (audited)	443,736	518,736	$9,625	$1,481,365	$(1,382,373)	$108,617
Net (Loss) for the year ended March 31, 2009 (audited)					$(30,701)	$(30,701)
Balance March 31, 2009 (audited)	443,736	518,736	$9,625	$1,481,365	$(1,413,074)	$77,916
Net Income for the year ended - March 31, 2010					$63,764	$63,764
Redemption of Class “A” Tracking Stock (443,776 shares)	(443,736)	--	$(4,437)	$(90,873)	--	$(95,310)
Balance March 31, 2010 (audited)	- 0 -	518,736	$5,188	$1,390,492	$(1,349,310)	$46,370
Net Loss for the three Months ended 6/30/10 (unaudited)	--	--	--	--	$(8,911)	$(8,911)
Balance June 30, 2010 (unaudited)	- 0 -	518,736	$5,188	$1,390,492	$(1,358,221)	$37,459

See Notes to Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2010 and all subsequent filings with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

The financial statements have been prepared assuming the Company will continue as a going concern.  Management believes that the Company has sufficient cash for the near term to continue its efforts to seek merger (including reverse merger) acquisition and business combination opportunities. The Company has no operations, and has experienced recurring quarterly and annual losses which have significantly weakened the Company’s financial condition and its ability to meet current operating expenses.  The appropriateness of using the going concern basis is dependent on, among other things, the Company’s ability to raise additional capital to fund operating losses, and to further reduce operating expenses.  The uncertainty of obtaining these goals raises substantial doubt about the Company’s ability to continue as a going concern through March 31, 2011.  The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

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

In connection with the closing under the Purchase Agreement, and in accordance with the vote of a majority of shareholders of the Company, the incorporator of the surviving Company named Mr. Bernard Zimmerman (the principal of the Investor), Ronald. A. Zlatniski, Duane L. Berlin and Edward B. Grier as members of the Company’s Board of Directors. Following the closing under the Purchase Agreement, Mr. Zimmerman was appointed by the Board of Directors as Chairman of the Board of Directors, President, Chief Financial Officer and Treasurer, and Mr. Berlin was appointed as Secretary.

NOTE D -- MEDICAL INVESTMENTS

In periods prior to March 31, 2007, the Company made certain investments in two medical research organizations.  Reference is made to the Company’s 10-KSB for the fiscal year ending March 31, 2007 for a full description of the two medical investments.  The investment in New York University Research was written off the Company’s books in the fiscal year ended March 31, 2005 as having no value.  As a result of the Purchase Agreement (see Note C), the Company’s investment in T3 Therapeutics was written off in the nine months ended June 30, 2008.   In accordance with the Purchase Agreement, a Class “A” common stock (a tracking stock) was issued to all Company stockholders of record except the Investor on August 31, 2007, the closing date of that transaction.  All subsequent stockholders will not be entitled to receive any shares or benefits of the tracking stock, which is non-certificated, non-voting, non-transferable and non-saleable, and will be held only in book entry form in the records of the Company’s transfer agent.  Any funds or other remuneration received from this investment will inure only to those persons who were stockholders of record, with the exception of the Investor, on August 31, 2007.  Therefore, this investment is deemed to not have any current value and $83,400 was written off the Company’s financial statements as at the six months ended September 30, 2007.  However, the Class A common stock (the “Tracking Stock”) that was allocated to the shareholders of the Company on August 31, 2007 will continue to be maintained on the books of the Company at the office of the Company’s registrar and transfer agent until such time as the Medical Investment is liquidated, permanently impaired or deemed worthless.  At September 30, 2007, March 31, 2009, and December 31, 2009 there were 443,736 shares of Class A Common Stock issued and outstanding.

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

Disclosure of the Company’s establishment of its Class A Tracking Stock (representing the Company’s medical-related investments, which include its New York University Research Funding investment, which has been deemed of no value, and its T-3 investment), held in street name only and owned by those shareholders of record as of August 31, 2007 entitled to future proceeds from the sale of the Company’s medical investments, was set forth in the Company’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on May 30, 2007.  On August 31, 2007 and December 31, 2009, there were outstanding 443,736 shares of Class A Tracking Stock.

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

As of August 31, 2007, the date of the closing of the transactions contemplated by the Purchase Agreement, and through the date of sale of (T-3), Mr. Edward B. Grier, a current member of the Company’s board of directors, was a 2.5% owner of T-3 Therapeutics and had an option to purchase an additional ownership interest of approximately 2.5%, both of which he continues to own personally.

NOTE E -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The company has adopted FASB ASC 825 (formerly SFAS No. 107), “Fair Value of Financial Instruments”, which requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company’s financial instruments (cash and cash equivalents) approximate their fair value because of the short maturity of these instruments.

NOTE I - STOCK BASED COMPENSATION:

The company adopted “Share-Based Payment” FASB ASC 718 (formerly, FAS 123(R)), ASC 718 requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.   Pro forma disclosure is no longer an alternative. For the Company, this statement was effective as of April 1, 2006. The Company adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of ASC 718 for all share-based payments granted after the effective date and, for all awards granted to employees prior to the effective date that remain unvested on the effective date. The Company was not required to record any expenses under ASC 718 for share based awards currently outstanding. However, the amount of expense recorded under ASC 718 will depend upon the number of share based awards granted in the future and their valuation.

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

NOTE K – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to June 30, 2010 through the financial statement issue date of August 2, 2010 and determined that there were no recordable or reportable subsequent events.

Item 2.  Management's Discussion and Analysis of Operations / Plan of Operation

Please see "Note D -- Medical Investment" in the Notes to the Financial Statements contained under Footnote D of this Form 10-Q for a description of the medical investments the Company made during 2002 and subsequent additional investments and the write-off of such investments in the year ended March 31, 2008 and the sale of such investments in January 2010.

Results of Operations for the three months ended June 30, 2010 as compared to three months ended June 30, 2009.

Interest income decreased to $ 114 for the three months ended June 30, 2010, from $280 for the three months ended  June 30, 2009, a decrease of $166.  This decrease is a result of lower cash balances during 2010 as compared to 2009 as well as lesser interest rates received.

General and administrative expenses increased to $ 8,775 for the three months ended June 30, 2010 from $6,772 for the three months ended June 30, 2009.  The increase in general and administrative expenses is primarily due to an increase in professional fees and some administrative items and stockholder expenses.

Liquidity and Capital Resources

Please see “Recent Developments”, pp. 1-2, and "Note C and D to the Financial Statements contained under Item 1 of this Form 10-Q for a description of the Purchase Agreement described therein and the sale of the medical investments in January 2010.

At June 30, 2010 cash and cash equivalents was $46,459 compared to $74,424 at June 30, 2009.  The cash decrease was partially due to the loss incurred in the three months ended June 30, 2010 and payment of accrued expenses.   Most significantly, cash increased from June 30, 2007 to June 30, 2009 in connection with the equity purchases made on August 31, 2007, which were made pursuant to the Purchase Agreement and in connection with the exercise of warrants to purchase 16,667 shares of the Company’s common stock at $3.00 per share made by Mr. Joel Greenblatt, the former Chairman of the Board, offset by expenses in connection with the transaction described herein as well as cash losses sustained in the Company’s operations in the three months ended June 30, 2010 and years ended March 31, 2009 and 2008 offset by net income in the year ended March 31, 2010.  The Company does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.

PLAN OF OPERATION

The Company made a payment of a cash distribution of $95,310 covering the redemption of the Class A Tracking Stock in the year ended March 31, 2010.  See Recent Developments – Page 2 and Footnote D to the Financial Statements.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2010 and concluded that such internal controls are effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

During the Company’s first fiscal quarter ended June 30, 2010 and during the fiscal year ended March 31, 2010, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ST. LAWRENCE SEAWAY CORPORATION Registrant

Dated: August 3, 2010	Bernard Zimmerman Chairman, President, Principal Executive Officer and Principal Financial Officer