Form 10-Q
period 2010-09-30
ST LAWRENCE SEAWAY CORP
filed 2010-11-09
CIK 86264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ____________ to ____________

Commission File Number 000-02040

ST. LAWRENCE SEAWAY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	26-0818050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Connecticut Avenue
Fifth Floor
Norwalk, Connecticut  06854
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

Yes [   ]          No [   ]

State the number of shares outstanding of the issuer’s common stock.

Class	Outstanding at October 29, 2010
Common Stock, $0.01 par value	518,736

Transitional Small Business Disclosure Format (check one):    Yes [   ]       No [X]

ST. LAWRENCE SEAWAY CORPORATION
FORM 10-Q INDEX

PAGE
PART I. RECENT DEVELOPMENTS AND FINANCIAL INFORMATION

Description of Business and Recent Developments	1-2

Item 1. Financial Statements

Balance Sheets – September 30, 2010 (unaudited) and March 31, 2010 (audited)	3

Statements of Operations – Three months ended September 30, 2010 (unaudited) and three months ended September 30, 2009 (unaudited)	4

Statements of Operations – Six months ended September 30, 2010 (unaudited) and six months ended September 30, 2009 (unaudited)	5

Statements of Cash Flows – Six months ended September 30, 2010 (unaudited) and six months ended June 30, 2009 (unaudited)	6

Statement of Changes in Stockholders’ Equity for the six months ended September 30, 2010 (unaudited)	7

Notes to Financial Statements – September 30, 2010 (unaudited)	8-12

Item 2. Management’s Discussion and Analysis of Operations / Plan of Operation	13

FORWARD LOOKING STATEMENTS	14

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION	16

Exhibit Index	16

Signature Page	17

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

On January 21, 2010, the Company’s Board of Directors approved the redemption of all of the Company’s issued and outstanding Class A Tracking Stock for $0.19 per share, after deducting current and anticipated expenses.  The redemption was effectuated on March 12, 2010 to shareholders of record on August 31, 2007.  The Company will use the nominal balance of cash available after the redemption to pay costs and expenses associated therewith.  On March 31, 2010 and September 30, 2010 there were no shares of Class A Tracking Stock outstanding.

ST. LAWRENCE SEAWAY CORPORATION
BALANCE SHEETS

Item 1 – Financial Statements

ASSETS	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

Current assets:
Cash and cash equivalents	$33,366	$53,370
Total current assets	$33,366	$53,370

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,000	$7,000
Total current liabilities	5,000	7,000

Commitments and contingencies	----	----

Shareholders’ equity:
Preferred Stock, par value $0.01, 1,000,000 shares authorized, none issued and outstanding.	----	----

Common stock, par value $0.01 per share; 48,500,000 authorized; 518,736 shares at 9/30/10 and 3/31/10 issued and outstanding	5,188	5,188

Additional paid-in capital	1,390,492	1,390,492
Retained deficits	(1,367,314)	(1,349,310)
Total shareholders’ equity	$28,366	$46,370

Total liabilities and shareholders’ equity	$33,366	$53,370

See Notes to financial statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	September 30, 2010	September 30, 2009

Revenues:
Interest	$100	$260
Total revenues	100	260

Operating costs and expenses:
General and administrative	9,193	10,033
Total operating expenses	9,193	10,033
(Loss) before tax provision	(9,093)	(9,733)
Provision for income taxes	---	--
Net loss	$(9,093)	$(9,733)

Per share data:
Weighted average number of common shares
outstanding – Basic and Diluted	518,736	518,736

Basic and Diluted:
Loss per share	$(0.02)	$(0.02)

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended
	September 30, 2010	September 30, 2009

Revenues:
Interest	$214	$540
Total revenues	214	540

Operating costs and expenses:
General and administrative	17,968	16,805
Total operating expenses	17,968	16,805
Loss before tax provision	(17,754)	(16,265)
Provision for income taxes	250	--
Net loss	$(18,004)	$(16,265)

Per share data:
Weighted average number of common shares
outstanding basic and diluted	518,736	518,736

Basic and diluted loss per share	$(0.04)	$(0.03)

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	September 30, 2010		September 30, 2009

Cash flows from operating activities
Net loss		$(18,004)		$(16,265)

Adjustments to reconcile net income to Net cash from operating activities
Increase (Decrease) in current assets:
Interest and other receivables

(Decrease) Increase in current liabilities:
Accounts payable		(2,000)		(2,000)
Net cash used in operating activities		$(20,004)		$(18,265)

Cash flows from investing activities:
Net cash from investing activities		---		---

Cash flows from financing activities:
Net cash from financing activities		---		---

Net decrease in cash and cash equivalents		(20,004)		(18,265)

Cash and cash equivalents, beginning		53,370		83,916
Cash and cash equivalents, ending		$33,366		$65,651

Supplemental disclosures of cash flow information:
Cash paid for income taxes		$250	$	---
Cash paid for interest expense	$	---	$	---

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Shares	Amount	Capital	Deficit	Equity

Balance March 31, 2007 (audited)		427,069	$4,271	$866,718	$(755,493)	$115,496
Issuance of Class A Shares	443,736		$4,437	$(4,437)		-
Sale of Warrants		--	--	$2,500		$2,500
Sale of Common Shares		75,000	$750	$74,250		$75,000
Exercise of Warrants		16,667	$167	$49,834		$50,001
Fair Value of Warrant Issuance				$492,500		$492,500
Net (Loss) for the year ended March 31, 2008 (audited)					$(626,880)	$(626,880)
Balance March 31, 2008 (audited)	443,736	518,736	$9,625	$1,481,365	$(1,382,373)	$108,617
Net (Loss) for the year ended March 31, 2009 (audited)					$(30,701)	$(30,701)
Balance March 31, 2009 (audited)	443,736	518,736	$9,625	$1,481,365	$(1,413,074)	$77,916
Net Income for the year ended - March 31, 2010 (audited)					$63,764	$63,764
Redemption of Class “A” Tracking Stock (443,776 shares)	(443,736)	--	$(4,437)	$(90,873)	--	$(95,310)
Balance March 31, 2010 (audited)	- 0 -	518,736	$5,188	$1,390,492	$(1,349,310)	$46,370
Net Loss for the six Months ended September 30, 2010 (unaudited)	--	--	--	--	$(18,004)	$(18,004)
Balance September 30, 2010 (unaudited)	- 0 -	518,736	$5,188	$1,390,492	$(1,367,314)	$28,366

See Notes to Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2010 and all subsequent filings with the Securities and Exchange Commission.

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

NOTE B – SHAREHOLDERS’ EQUITY AND EARNINGS PER SHARE

All share amounts have been retrospectively restated to reflect the reduction in par value from $1.00 to $0.01 based   upon authorization by the Company’s shareholders (see Note C).  Basic and diluted earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding under the treasury stock method. Common stock equivalents include all common stock options and warrants outstanding during each of the periods presented.  Earnings per share information associated with the Class A shares has not been presented as there were no earnings or losses associated with these shares; accordingly, such per share amounts are zero.

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

On January 21, 2010, the Company’s Board of Directors approved the redemption of all of the Company’s issued and outstanding Class A Tracking Stock for $0.19 per share, after deducting current and anticipated expenses.  The redemption was effectuated on March 12, 2010 to shareholders of record on August 31, 2007.  The Company will use the nominal balance of cash available after the redemption to pay costs and expenses associated therewith.  On March 31, 2010 and September 30, 2010 there were no shares of Class A tracking stock outstanding.

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

NOTE K – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to September 30, 2010 through the financial statement issue date of November 8, 2010 and determined that there were no recordable or reportable subsequent events.

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

Results of Operations for the six months ended September 30, 2010 as compared to six  months ended September 30, 2009.

Interest income decreased to $ 214 for the six months ended September 30, 2010, from $540 for the six months ended September 30, 2009, a decrease of $326.  This decrease is a result of lower cash balances during 2010 as compared to 2009 as well as lesser interest rates received.

General and administrative expenses increased to $ 17,968 for the six months ended September 30, 2010 from $16,805 for the six months ended September 30, 2009.  The increase in general and administrative expenses is primarily due to an increase in professional fees and some administrative items and stockholder expenses but they were somewhat similar in both instances.   The amounts for general and administrative expenses were also somewhat similar in the quarters ended September 30, 2010 and 2009.  The loss incurred in the six months ended September 30, 2010 was ($18,004) as compared to a loss of ($16,265) in the six months ended September 30, 2009.

Liquidity and Capital Resources

Please see “Recent Developments”, pp. 1-2, and "Note C and D to the Financial Statements contained under Item 1 of this Form 10-Q for a description of the Purchase Agreement described therein and the sale of the medical investments in January 2010.

At September 30, 2010 cash and cash equivalents was $33,366 compared to $65,651 at September 30, 2009.  The cash decrease was partially due to the loss incurred in the six months ended September 30, 2010 and payment of accrued expenses.   Most significantly, cash increased from June 30, 2007 to September 30, 2009 in connection with the equity purchases made on August 31, 2007, which were made pursuant to the Purchase Agreement and in connection with the exercise of warrants to purchase 16,667 shares of the Company’s common stock at $3.00 per share made by Mr. Joel Greenblatt, the former Chairman of the Board, offset by expenses in connection with the transaction described herein as well as cash losses sustained in the Company’s operations in the  six months ended September 30, 2010 and years ended March 31, 2009 and 2008 offset by net income in the year ended March 31, 2010.  The Company does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2010 and concluded that such internal controls are effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

During the Company’s  fiscal quarter ended September 30, 2010 and during the fiscal year ended March 31, 2010, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceeding - Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Purchase Agreement with the Investor, on August 31, 2007, the Company sold 75,000 unregistered shares of common stock, par value $0.01 (the “Common Stock”), for $1.00 per share (for a total of $75,000) and 250,000 warrants to purchase 250,000 shares of Common Stock for $0.01 per warrant (for a total of $2,500), as described in Form 8-K, filed by the Company on September 6, 2007.  The warrants are exercisable immediately with an exercise price of $1.00 per share.   See Footnote C included in the September 30, 2010 financial statements.

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

Item 3. Defaults upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders – See Form 8-K, filed by the Company on September 6, 2007, for a description of the transaction outlined on pp. 3-4 of this Form 10-Q  Also please refer to the notice of annual meeting and the proxy statement mailed to all shareholders on May 30, 2007 on Form DEF-14A for a description of all proposals submitted to the shareholders for a vote at the Annual Meeting of Shareholders held on July 10, 2007.  All proposals were approved by a majority vote of the shareholders.

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

ST. LAWRENCE SEAWAY CORPORATION Registrant

Dated: November 9, 2010	Bernard Zimmerman Chairman, President, Principal Executive Officer and Principal Financial Officer