Form 10-Q
period 2010-12-31
ST LAWRENCE SEAWAY CORP
filed 2011-02-11
CIK 86264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from ____________ to ____________

Commission File Number 000-02040

ST. LAWRENCE SEAWAY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	26-0818050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Connecticut Avenue
Fifth Floor
Norwalk, Connecticut  06854
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

Yes [   ]          No [   ]

State the number of shares outstanding of the issuer’s common stock.

Class	Outstanding at January 28, 2011
Common Stock, $0.01 par value	518,736

Transitional Small Business Disclosure Format (check one):   Yes [   ]       No [X]

ST. LAWRENCE SEAWAY CORPORATION
FORM 10-Q INDEX

PAGE
PART I. RECENT DEVELOPMENTS AND FINANCIAL INFORMATION

Description of Business and Recent Developments	1-3

Item 1. Financial Statements

Balance Sheets – December 31, 2010 (unaudited) and March 31, 2010 (audited)	4

Statements of Operations – Three months ended December 31, 2010 (unaudited) and three months ended December 31, 2009 (unaudited)	5

Statements of Operations – Nine months ended December 31, 2010 (unaudited) and nine months ended December 31, 2009 (unaudited)	6

Statements of Cash Flows – Nine months ended December 31, 2010 (unaudited) and nine months ended December 31, 2009 (unaudited)	7

Statements of Changes in Stockholders’ Equity for the nine months ended December 31, 2010 (unaudited)	8

Notes to Financial Statements – December 31, 2010 (unaudited)	9-14

Item 2. Management’s Discussion and Analysis of Operations / Plan of Operation	14

FORWARD LOOKING STATEMENTS	15

Item 3. Controls and Procedures	15-16

PART II. OTHER INFORMATION	16

Exhibit Index	16

Signature Page	17

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

RECENT DEVELOPMENTS

(A)  On January 31, 2011, Norwalk, Connecticut-based St. Lawrence Seaway Corporation, a Delaware corporation (OTCBB: STLS) (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, St. Lawrence Merger Sub, Inc., a Delaware corporation and subsidiary of the Company (“Merger Co.”) and Denver, Colorado-based Nytis Exploration (USA) Inc., a Delaware corporation (“Nytis USA”). Pursuant to the Merger Agreement, Merger Co. will merge with and into Nytis USA and Nytis USA will remain as the surviving subsidiary of the Company (the “Merger”). The following summarizes the principal terms of the Merger Agreement. Reference is made to the full text of the Merger Agreement, including its schedules, which is filed as Exhibit 2.1 to this Current Report, for more detailed information.

Nytis USA, located in Denver, Colorado and Catlettsburg, Kentucky and through its various subsidiaries owns interests in approximately 375 gross (156 net) producing natural gas wells on approximately 264,000 primarily undeveloped net acres in Illinois, Indiana, Kentucky, Ohio, Tennessee and West Virginia. Nytis USA conducts exploration and development drilling activities and acquires producing properties in the Appalachian and Illinois Basins.

The Merger will become effective after the fulfillment of certain conditions contained in the Merger Agreement, but no earlier than the tenth (10th) day following the filing of Schedule 14f-1 with the Securities and Exchange Commission and distribution thereof to the Company’s stockholders (the “Effective Date”).

Pursuant to the Merger Agreement, in consideration of all of the outstanding common stock of Nytis USA, the Company will issue to Nytis USA’s security holders approximately 47 million shares of currently authorized but unissued common stock of the Company which will represent approximately 99% of the aggregate voting power of the Company, prior to the exercise of 250,000 currently outstanding warrants of the Company.

The Effective Date, currently scheduled for February 14, 2011 or sooner as agreed among the parties, is subject to certain conditions set forth in the Merger Agreement including, among other things, the continued accuracy of each parties’ representations and warranties and compliance with certain covenants.

Pursuant to the Merger Agreement, the Company’s current Board of Directors will resign and will be replaced by five directors appointed by Nytis USA.

(B)  The Company entered into a Stock and Warrant Purchase Agreement (the “Purchase Agreement”) as of January 10, 2007, as amended on April 16, 2007 and April 18, 2007, with Bernard Zimmerman & Company, Inc., an investment and merchant banking organization (the “Investor”), pursuant to which the Investor agreed to purchase: (i) 75,000 shares of the Company’s common stock for a total purchase price of $75,000; and (ii) a ten year warrant for a total purchase price of $2,500 which permits the Investor to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share   (the “Warrant”).  The Warrant is exercisable immediately.  The common stock and the Warrant were sold to the Investor pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  The common stock that was sold to the Investor represented at the August 31, 2007 closing of this transaction, and continues to represent as of the date hereof, approximately 14.5% of the outstanding common stock of the Company, provided that no changes occur to the number of shares outstanding in subsequent periods.

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

(C)  On January 21, 2010 the Company entered into a Unit Purchase and Mutual Release Agreement with T-3 Therapeutics, LLC (T-3) for the sale of the Company’s entire membership interest in T-3 for $100,000 (the “Agreement”), payable in cash upon execution of the Agreement.  Reference is made to the full text of the Agreement, a copy of which is attached to the Company’s Form 8-K filed on January 21, 2010 with the Securities and Exchange Commission.

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

On January 21, 2010, the Company’s Board of Directors approved the redemption of all of the Company’s issued and outstanding Class A Tracking Stock for $0.19 per share, after deducting current and anticipated expenses.  The redemption was effectuated on March 12, 2010 to shareholders of record on August 31, 2007.  The Company will use the nominal balance of cash available after the redemption to pay costs and expenses associated therewith.  On March 31, 2010 and December 31, 2010 there were no shares of Class A Tracking Stock outstanding.

ST. LAWRENCE SEAWAY CORPORATION
BALANCE SHEETS

Item 1 – Financial Statements

ASSETS	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

Current assets:
Cash and cash equivalents	$26,290	$53,370
Total current assets	$26,290	$53,370

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$8,500	$7,000
Total current liabilities	8,500	7,000

Commitments and contingencies	----	----

Shareholders’ equity:
Preferred Stock, par value $0.01, 1,000,000 shares authorized, none issued and outstanding.	----	----

Common stock, par value $0.01 per share; 48,500,000 authorized; 518,736 shares at 12/31/10 and 3/31/10 issued and outstanding	5,188	5,188

Additional paid-in capital	1,390,492	1,390,492
Accumulated deficit	(1,377,890)	(1,349,310)
Total shareholders’ equity	$17,790	$46,370

Total liabilities and shareholders’ equity	$26,290	$53,370

See Notes to Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	December 31, 2010	December 31, 2009

Revenues:
Interest	$100	$202
Total revenues	100	202

Operating costs and expenses:
General and administrative	10,676	8,081
Total operating expenses	10,676	8,081
(Loss) before tax provision	(10,576)	(7,879)
Provision for income taxes	---	--
Net loss	$(10,576)	$(7,879)

Per share data:
Weighted average number of common shares
outstanding – basic and diluted	518,736	518,736

Basic and diluted loss per share	$(0.02)	$(0.02)

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended
	December 31, 2010	December 31, 2009

Revenues:
Interest	$314	$742
Total revenues	314	742

Operating costs and expenses:
General and administrative	28,644	24,886
Total operating expenses	28,644	24,886
Loss before tax provision	(28,330)	(24,144)
Provision for income taxes	250	--
Net loss	$(28,580)	$(24,144)

Per share data:
Weighted average number of common shares
outstanding – basic and diluted	518,736	518,736

Basic and diluted loss per share	$(0.06)	$(0.05)

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	December 31, 2010		December 31, 2009

Cash flows from operating activities
Net loss		$(28,580)		$(24,144)

Adjustments to reconcile net income to Net cash from operating activities
Increase (Decrease) in current assets:
Interest and other receivables

Increase (Decrease) in current liabilities:
Accounts payable		1,500		(1,000)
Net cash used in operating activities		$(27,080)		$(25,144)

Cash flows from investing activities:
Net cash from investing activities		---		---

Cash flows from financing activities:
Net cash from financing activities		---		---

Net change in cash and cash equivalents		(27,080)		(25,144)

Cash and cash equivalents, beginning		53,370		83,916
Cash and cash equivalents, ending		$26,290		$58,772

Supplemental disclosures of cash flow information:
Cash paid for income taxes		$250	$	---
Cash paid for interest expense	$	---	$	---

See Notes to the Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A	Common Stock		Paid-In	Accumulated	Total Stockholders’
	Shares	Shares	Amount	Capital	Deficit	Equity

Balance March 31, 2007 (audited)		427,069	$4,271	$866,718	$(755,493)	$115,496
Issuance of Class A Shares	443,736		$4,437	$(4,437)		-
Sale of Warrants		--	--	$2,500		$2,500
Sale of Common Shares		75,000	$750	$74,250		$75,000
Exercise of Warrants		16,667	$167	$49,834		$50,001
Fair Value of Warrant Issuance				$492,500		$492,500
Net (Loss) for the year ended March 31, 2008 (audited)					$(626,880)	$(626,880)
Balance March 31, 2008 (audited)	443,736	518,736	$9,625	$1,481,365	$(1,382,373)	$108,617
Net (Loss) for the year ended March 31, 2009 (audited)					$(30,701)	$(30,701)
Balance March 31, 2009 (audited)	443,736	518,736	$9,625	$1,481,365	$(1,413,074)	$77,916
Net Income for the year ended - March 31, 2010 (audited)					$63,764	$63,764
Redemption of Class “A” Tracking Stock (443,776 shares)	(443,736)	--	$(4,437)	$(90,873)	--	$(95,310)
Balance March 31, 2010 (audited)	- 0 -	518,736	$5,188	$1,390,492	$(1,349,310)	$46,370
Net Loss for the nine Months ended December 31, 2010 (unaudited)	--	--	--	--	$(28,580)	$(28,580)
Balance December 31, 2010 (unaudited)	- 0 -	518,736	$5,188	$1,390,492	$(1,377,890)	$17,790

See Notes to Financial Statements

ST. LAWRENCE SEAWAY CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2010
(UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2010 and all subsequent filings with the Securities and Exchange Commission.

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

On January 21, 2010, the Company’s Board of Directors approved the redemption of all of the Company’s issued and outstanding Class A Tracking Stock for $0.19 per share, after deducting current and anticipated expenses.  The redemption was effectuated on March 12, 2010 to shareholders of record on August 31, 2007.  The Company will use the nominal balance of cash available after the redemption to pay costs and expenses associated therewith.  On March 31, 2010 and December 31, 2010 there were no shares of Class A tracking stock outstanding.

As of August 31, 2007, the date of the closing of the transactions contemplated by the Purchase Agreement, and through the date of sale of T-3, Mr. Edward B. Grier, a current member of the Company’s board of directors, was a 2.5% owner of T-3 Therapeutics and had an option to purchase an additional ownership interest of approximately 2.5%, both of which he continues to own personally.

NOTE E -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash-a consensus of the FASB Emerging Issues Task Force,(Topic 505). This ASU clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earning Per Share). The Company is currently evaluating the impact of ASU 2010-01 on the Company’s financial statements.

In June 2009, the FASB issued ASU No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This ASU amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles. This ASU includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the second quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

In accordance with FASB ASC 718 (formerly FASB 123(R)),  the Company calculated the estimated fair value of warrants utilizing a Black-Scholes model. The assumptions used in the Black-Scholes model are based on the date the warrants are granted.  The risk-free rate is based on US Treasury securities with a remaining term which approximates the estimated life assumed at the date of grant.  The expected life until exercise was based on management’s estimate and the warrants ten year life.  The following table includes the assumptions used in estimating fair values and the resulting weighted average fair value of warrants issued as part of the Purchase Agreement:

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

NOTE I - STOCK BASED COMPENSATION:

The company adopted “Share-Based Payment” FASB ASC 718 (formerly, FASB 123(R)), ASC 718 requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.   Pro forma disclosure is no longer an alternative. For the Company, this statement was effective as of April 1, 2006. The Company adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of ASC 718 for all share-based payments granted after the effective date and, for all awards granted to employees prior to the effective date that remain unvested on the effective date. The Company was not required to record any expenses under ASC 718 for share based awards currently outstanding. However, the amount of expense recorded under ASC 718 will depend upon the number of share based awards granted in the future and their valuation.

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

NOTE K – SUBSEQUENT EVENTS

On January 31, 2011, Norwalk, Connecticut-based St. Lawrence Seaway Corporation, a Delaware corporation (OTCBB: STLS) (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, St. Lawrence Merger Sub, Inc., a Delaware corporation and subsidiary of the Company (“Merger Co.”) and Denver, Colorado-based Nytis Exploration (USA) Inc., a Delaware corporation (“Nytis USA”). Pursuant to the Merger Agreement, Merger Co. will merge with and into Nytis USA and Nytis USA will remain as the surviving subsidiary of the Company (the “Merger”). The following summarizes the principal terms of the Merger Agreement. Reference is made to the full text of the Merger Agreement, including its schedules, which is filed as Exhibit 2.1 to this Current Report, for more detailed information.

Nytis USA, located in Denver, Colorado and Catlettsburg, Kentucky and through its various subsidiaries owns interests in approximately 375 gross (156 net) producing natural gas wells on approximately 264,000 primarily undeveloped net acres in Illinois, Indiana, Kentucky, Ohio, Tennessee and West Virginia. Nytis USA conducts exploration and development drilling activities and acquires producing properties in the Appalachian and Illinois Basins.

The Merger will become effective after the fulfillment of certain conditions contained in the Merger Agreement, but no earlier than the tenth (10th) day following the filing of Schedule 14f-1 with the Securities and Exchange Commission and distribution thereof to the Company’s stockholders (the “Effective Date”).

Pursuant to the Merger Agreement, in consideration of all of the outstanding common stock of Nytis USA, the Company will issue to Nytis USA’s security holders approximately 47 million shares of currently authorized but unissued common stock of the Company which will represent approximately 99% of the aggregate voting power of the Company, prior to the exercise of 250,000 currently outstanding warrants of the Company.

The Effective Date, currently scheduled for February 14, 2011 or sooner as agreed among the parties, is subject to certain conditions set forth in the Merger Agreement including, among other things, the continued accuracy of each parties’ representations and warranties and compliance with certain covenants.

Pursuant to the Merger Agreement, the Company’s current Board of Directors will resign and will be replaced by five directors appointed by Nytis USA.

The Company has evaluated events that occurred subsequent to December 31, 2010 other than as indicated above through the financial statement issue date of February 11, 2011 and determined that all recordable or subsequent events have been indicated.

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

Results of Operations for the nine months ended December 31, 2010 as compared to nine  months ended December 31, 2009.

Interest income decreased to $ 314 for the nine months ended December 31, 2010, from $742 for the nine months ended December 31, 2009, a decrease of $528.  This decrease is a result of lower cash balances during 2010 as compared to 2009 as well as lesser interest rates received.

General and administrative expenses increased to $ 28,644 for the nine months ended December 31, 2010 from $24,886 for the nine months ended December 31, 2009.  The increase in general and administrative expenses is primarily due to an increase in professional fees and some administrative items and stockholder expenses.   The amounts for general and administrative expenses were also higher in the quarters ended December 31, 2010 than in 2009.  The loss incurred in the nine months ended December 31, 2010 was ($28,850) as compared to a loss of ($24,144) in the nine months ended December 31, 2009.

Liquidity and Capital Resources

Please see “Recent Developments”, pp. 1-2, and "Note C and D" to the Financial Statements contained under Item 1 of this Form 10-Q for a description of the Purchase Agreement described therein and the sale of the medical investments in January 2010.

At December 31, 2010 cash and cash equivalents was $26,290 compared to $58,772 at December 31, 2009.  The cash decrease was partially due to the loss incurred in the nine months ended December 31, 2010 and payment of accrued expenses.   Most significantly, cash increased from June 30, 2007 to September 30, 2009 in connection with the equity purchases made on August 31, 2007, which were made pursuant to the Purchase Agreement and in connection with the exercise of warrants to purchase 16,667 shares of the Company’s common stock at $3.00 per share made by Mr. Joel Greenblatt, the former Chairman of the Board, offset by expenses in connection with the transaction described herein as well as cash losses sustained in the Company’s operations in the  nine months ended December 31, 2010 and years ended March 31, 2009 and 2008 offset by net income in the year ended March 31, 2010.  The Company does not have a formal arrangement with any bank or financial institution with respect to the availability of financing in the future.

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

The Company’s management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010 and concluded that such internal controls are effective.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated Framework.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

During the Company’s  fiscal quarter ended December 31, 2010 and during the fiscal year ended March 31, 2010, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceeding - Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Purchase Agreement with the Investor, on August 31, 2007, the Company sold 75,000 unregistered shares of common stock, par value $0.01 (the “Common Stock”), for $1.00 per share (for a total of $75,000) and 250,000 warrants to purchase 250,000 shares of Common Stock for $0.01 per warrant (for a total of $2,500), as described in Form 8-K, filed by the Company on September 6, 2007.  The warrants are exercisable immediately with an exercise price of $1.00 per share.   See Footnote C included in the December 31, 2010 financial statements.

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

Item 3. Defaults upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders – See Form 8-K, filed by the Company on September 6, 2007, for a description of the transaction outlined on pp. 1-2 of this Form 10-Q  Also please refer to the notice of annual meeting and the proxy statement mailed to all shareholders on May 30, 2007 on Form DEF-14A for a description of all proposals submitted to the shareholders for a vote at the Annual Meeting of Shareholders held on July 10, 2007.  All proposals were approved by a majority vote of the shareholders.

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

ST. LAWRENCE SEAWAY CORPORATION Registrant

Dated: February 11, 2011	Bernard Zimmerman Chairman, President, Principal Executive Officer and Principal Financial Officer