Form 10-Q
period 2011-03-31
Carbon Natural Gas Co
filed 2011-05-13
CIK 86264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2011

or

☐         Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to

Commission File Number: 000-02040

CARBON NATURAL GAS COMPANY

(Exact name of registrant as specified in its charter)

Delaware	26-0818050
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1700 Broadway, Suite 2020, Denver, CO	80290
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(720) 407-7043

St. Lawrence Seaway Corporation

(Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒                      NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐                      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and ‘smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐                NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At May 13, 2011, there were issued and outstanding 47,518,739 shares of the Company’s common stock, $0.01 par value.

Carbon Natural Gas Company

PART I. FINANCIAL INFORMATION

ITEM 1.                  Financial Statements

CARBON NATURAL GAS COMPANY

Consolidated Balance Sheets

	March 31, 2010	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$379,789	$845,054
Accounts receivable:
Revenue	956,754	752,845
Joint interest billings and other	262,690	258,340
Prepaid expense, deposits and other current assets	520,511	84,941
Deferred offering costs	245,127	169,283
Derivative assets	125,580	170,840
Total current assets	2,490,451	2,281,303

Oil and gas properties, at cost, net (based on the full cost method of accounting for oil and gas properties) (note 5)	16,353,487	23,578,264
Other property and equipment, net	130,271	80,703
	16,483,758	23,658,967

Equity method investment	567,835	582,745
Other long-term assets	437,281	463,110

Total assets	$19,979,325	$26,986,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,379,577	$1,632,193
	1,379,577	1,632,193
Non-current liabilities:
Due to related parties (note 11)	1,722,391	3,073,036
Asset retirement obligation (note 2)	357,654	351,954
Notes payable (note 6)	6,216,383	3,116,383
Total non-current liabilities	8,296,428	6,541,373

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 1,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 48,500,000 shares, 47,518,739 and 47,903,442 shares issued and 47,518,739 and 47,163,079 shares outstanding at March 31, 2011 and December 31, 2010, respectively	475,187	479,034
Class A Common stock, $0.01 par value; authorized 510,000 shares, no shares issued	—	—
Additional paid-in capital	26,842,186	27,700,646
Non-controlling interests	637,612	637,612
Treasury stock, at cost	—	(693,820)
Accumulated deficit	(17,651,665)	(9,310,913)
Total stockholders’ equity	10,303,320	18,812,559

Total liabilities and stockholders’ equity	$19,979,325	$26,986,125

See accompanying notes to consolidated financial statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue:
Oil and gas	$1,253,637	$1,562,096
Commodity derivative gain	61,400	474,610
Other income	97,858	49,826
Total revenue	1,412,895	2,086,532

Expenses:
Lease operating expenses	242,868	257,809
Transportation costs	155,392	42,026
Production and property taxes	107,477	97,554
General and administrative	1,443,976	1,092,519
Depreciation, depletion and amortization	375,522	432,003
Accretion of asset retirement obligations	5,700	4,342
Impairment of oil and gas properties	7,317,221	—
Total expenses	9,648,156	1,926,253

Operating (loss) income	(8,235,261)	160,279

Other income and (expense):
Interest income	15	9,405
Interest expense	(78,032)	(231,124)
Loss on disposition of fixed asset	(12,564)	—
Equity investment income	(14,910)	—
Gain on sale of oil and gas properties	—	9,876,510
Total other income and (expense)	(105,491)	9,654,791

(Loss) income before income taxes	(8,340,752)	9,815,070

Provision for income taxes	—	4,784,000

Net (loss) income before non-controlling interests	(8,340,752)	5,031,070

Net income attributable to non-controlling interests	—	(767,061)

Net (loss) income attributable to controlling interest	$(8,340,752)	$4,264,009

Net (loss) income per common share:
Basic	$(0.18)	$0.09
Diluted	$(0.18)	$0.09
Weighted average common shares outstanding:
Basic	45,311,519	45,946,530
Diluted	45,311,519	48,133,259

See accompanying notes to consolidated financial statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

							(Accumulated
			Additional	Non-			Deficit) /	Total
	Common Stock		Paid-in	Controlling	Treasury Stock		Retained	Stockholders’
	Shares	Amount	Capital	Interests	Shares	Amount	Earnings	Equity

Balances, December 31, 2010	47,903,442	$479,034	$27,700,646	$637,612	(740,363)	$(693,820)	$(9,310,913)	$18,812,559

Purchase treasury stock	—	—	—	—	(163,076)	(152,823)	—	(152,823)
Retire treasury stock	(903,439)	(9,034)	(837,609)		903,439	846,643	—	—
Reverse merger with St. Lawrence Seaway Corp.	518,736	5,187	(20,851)		—	—	—	(15,664)
Net loss	—	—	—	—	—	—	(8,340,752)	(8,340,752)

Balances, March 31, 2011	47,518,739	$475,187	$26,842,186	$637,612	—	$—	$(17,651,665)	$10,303,320

See accompanying notes to consolidated financial statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net (loss) income	$(8,340,752)	$5,031,070
Items not involving cash:
Depreciation, depletion and amortization	375,522	432,003
Accretion of asset retirement obligations	5,700	4,342
Loss on disposition of fixed asset	12,564	—
Impairment of oil and gas properties	7,317,221	—
Gain on sale of oil and gas properties	—	(9,876,510)
Unrealized derivative loss (gain)	45,260	(513,770)
Deferred taxes	—	4,784,000
Equity investment income	14,910	—
Net change in:
Accounts receivable	(208,259)	217,001
Prepaid expenses, deposits and other current assets	(435,570)	61,785
Accounts payable and accrued liabilities	(80,934)	(84,086)
Due to related parties	(1,350,645)	(2,910,368)
Net cash (used in) provided by operating activities	(2,644,983)	(2,854,533)

Cash flows from investing activities:
Acquisition and development of properties and equipment	(717,444)	(711,444)
Proceeds from disposition of assets	—	27,998,317
Other long-term assets	25,829	65
Net cash (used in) provided by investing activities	(691,615)	27,286,938

Cash flows from financing activities:
Issue of non-controlling interests in subsidiary	—	4,236
Deferred offering costs	(75,844)	—
Treasury share purchase	(152,823)	—
Proceeds from notes payable	3,100,000	—
Payments on notes payable	—	(23,547,227)
Net cash provided by (used in) financing activities	2,871,333	(23,542,991)

Net (decrease) increase in cash and cash equivalents	(465,265)	889,414

Cash and cash equivalents, beginning of period	845,054	208,295

Cash and cash equivalents, end of period	$379,789	$1,097,709

See accompanying notes to consolidated financial statements.

CARBON NATURAL GAS COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

Note 1 — Organization

St. Lawrence Seaway Corporation (“SLSC”) is an independent oil and gas company engaged in the exploration, development and production of natural gas in the United States.  The Company was formed as the result of a merger with Nytis Exploration (USA) Inc. (“Nytis USA”) in February 2011 (see Note 3).  The Company’s business is comprised of the assets and properties of Nytis USA and its subsidiaries Nytis Exploration Company LLC (“Nytis LLC”) and Nytis Exploration of Pennsylvania LLC (“Nytis Pennsylvania”) which conduct the Company’s operations in the Appalachian and Illinois Basins.  Subsequent to the merger, the Company believed that the continued use of the name St. Lawrence Seaway might result in market confusion regarding the Company’s current planned operation and business objectives.  The Company believed the name “Carbon Natural Gas Company” (“Carbon”) was more descriptive of the business operations in which the Company engages.  This action was implemented by filing an Amended and Restated Certificate of Incorporation with the State of Delaware which become effective May 2, 2011. Collectively, SLSC, Carbon, Nytis USA, Nytis LLC and Nytis Pennsylvania are referred to as the Company.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of March 31, 2011, the Company’s results of operations and cash flows for the three months ended March 31, 2011 and 2010.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, the uncertainty of exploration and development drilling results and other factors.  For a more complete understanding of the Company’s operations, financial position and accounting policies, the unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010 filed on Form 8-K/A with the Securities and Exchange Commission (“SEC”).

In the course of preparing the unaudited financial statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenue and expenses and in the disclosures of commitments and contingencies.  Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and accordingly, actual results could differ from amounts initially established.

Principles of Consolidation

The consolidated financial statements include the accounts of Carbon, Nytis USA and its consolidated subsidiaries.  The Company owns 100% of Nytis USA.  Nytis USA owns 85% of Nytis Pennsylvania and approximately 98% of Nytis LLC.  All significant intercompany accounts and transactions have been eliminated.

Accounting for Oil and Gas Operations

The Company uses the full cost method of accounting for oil and gas properties.  Accordingly, all costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized.  Overhead costs incurred that are directly identified with acquisition, exploration and development activities undertaken by the Company for its own account, and which are not related to production, general corporate overhead or similar activities, are also capitalized.

CARBON NATURAL GAS COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

Note 2 — Summary of Significant Accounting Policies (continued)

Unproved properties are excluded from amortized capitalized costs until it is determined whether or not proved reserves can be assigned to such properties.  The Company assesses its unproved properties for impairment at least annually.  Significant unproved properties are assessed individually.

Capitalized costs are depleted by an equivalent unit-of-production method, converting gas to oil at the ratio of six thousand cubic feet of natural gas to one barrel of oil.  Depletion is calculated using the capitalized costs, including estimated asset retirement costs, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values.

No gain or loss is recognized upon disposal of oil and gas properties unless such disposal significantly alters the relationship between capitalized costs and proved reserves.  All costs related to production activities, including work-over costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense as incurred.

The Company performs a ceiling test quarterly.  The full cost ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10.  The ceiling test is not a fair value based measurement. Rather, it is a standardized mathematical calculation.  The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties.  Should the net capitalized costs exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent of the excess capitalized costs.

As of March 31, 2011, the Company’s full cost pool exceeded the ceiling limitation, based on oil prices of $73.14 per barrel and gas prices of $4.09 per Mcf, by approximately $7.3 million.  Therefore, an impairment expense of approximately $7.3 million was recorded during the three months ended March 31, 2011.  No impairment expense was recorded during the three months ended March 31, 2010.

Asset Retirement Obligations

The Company’s asset retirement obligations (“ARO”) relate to future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage and returning such land to its original condition.  The fair value of a liability for an ARO is recorded in the period in which it is incurred and the cost of such liability is recorded as an increase in the carrying amount of the related long-lived asset by the same amount.  The liability is accreted each period and the capitalized cost is depleted on a units-of-production basis as part of the full cost pool.  Revisions to estimated AROs result in adjustments to the related capitalized asset and corresponding liability.

The estimated ARO liability is based on estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements.  The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or increased as a result of a reassessment of expected cash flows and assumptions inherent in the estimation of the liability.  Upward revisions to the liability could occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.  AROs are valued utilizing Level 3 fair value measurement inputs.

CARBON NATURAL GAS COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

Note 2 — Summary of Significant Accounting Policies (continued)

The following table is a reconciliation of the ARO for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$351,954	$749,470
Liabilities transferred due to property disposition	—	(512,480)
Accretion expense	5,700	4,342
Additions during period	—	4,042

Balance at end of period	$357,654	$245,374

Equity Method Investments

Investments in non-consolidated affiliates are accounted for under the equity method and generally include all entities in which the Company does not have significant influence, not more than 50 percent voting control, and is not considered the primary beneficiary.  All transactions, if any, with equity method investees have been eliminated in the accompanying consolidated financial statements.  The Company’s investment, that was acquired in the fourth quarter of 2010 and is accounted for on the equity method of accounting, consists of a 50% interest in a joint venture which owns a gas gathering facility.  A loss of approximately $15,000 from the joint venture was recognized for the three months ended March 31, 2011 in the Company’s consolidated statements of operations.

Earnings Per Common Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period.  The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested.  Diluted earnings per common share includes both the vested and unvested shares of restricted stock and the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period).  As a result of the reverse merger with SLSC on February 14, 2011 (see Note 3), the number of common shares outstanding from the beginning of the periods presented in the accompanying consolidated financial statements to the merger date were computed on the basis of the weighted-average number of common shares of Nytis USA outstanding during the respective periods multiplied by the exchange ratio established in the merger agreement, which was approximately 1,631 common shares of SLSC for each common share of Nytis USA.  The weighted average number of shares used in the earnings per share calculations were based on historical weighted-average number of common shares outstanding multiplied by the exchange ratio.  The number of common shares outstanding from the merger date to March 31, 2011 is the actual number of common shares of SLSC outstanding during that period.

At March 31, 2011, the Company had common stock equivalents of 2,035,896 which are excluded from the calculation of diluted loss per share as the effect would be anti-dilutive.

Note 3 —  Reverse Merger

On February 14, 2011, pursuant to an Agreement and Plan of Merger (“Merger Agreement”) by and among SLSC, St. Lawrence Merger Sub, Inc. (“Merger Co”) and Nytis USA, Merger Co merged with and into Nytis USA with Nytis USA remaining as the surviving subsidiary of SLSC.  Per the terms of the Merger Agreement, in exchange for all the outstanding common shares of Nytis USA, SLSC issued 47,000,003 shares of common stock of SLSC

CARBON NATURAL GAS COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

Note 3 —  Reverse Merger (continued)

(restricted under SEC Rule 144) which represented an exchange ratio of approximately 1,631 shares of SLSC for each share of Nytis USA.

For accounting purposes, the business combination was considered a “reverse merger” in which Nytis USA was considered the accounting acquirer.  The combination was recorded as a recapitalization under which SLSC issued shares in exchange for the net assets of Nytis USA.  The assets of Nytis USA were recorded at their respective book value and were not adjusted to their estimated fair value.  No goodwill or other intangible assets were recorded in the transaction.

All share amounts, including those for which any securities are exercisable or convertible, have been adjusted to reflect the conversion ratio used in the merger.  In addition, stockholders’ equity and earnings per share have been retroactively restated to reflect the number of shares of SLSC common stock received by Nytis USA stockholders in the merger.  Also, as a result of the completion of the merger, SLSC amended its bylaws to change the fiscal year of the Company from March 31 to December 31.

Note 4 — Fair Value Measurements

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities;

Level 2:	Quoted prices in active markets for similar assets or liabilities that are observable for the asset or liability; or

Level 3:	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s policy is to recognize transfers in/and or out of fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer.  The Company has consistently applied the valuation techniques discussed below for all periods presented.

CARBON NATURAL GAS COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

Note 4 — Fair Value Measurements (continued)

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2011
Assets:
Commodity derivatives	$—	$125,580	$—	$125,580

December 31, 2010
Assets:
Commodity derivatives	$—	$170,840	$—	$170,840

As of March 31, 2011, the Company’s commodity derivative financial instruments are comprised of four natural gas swap agreements.  The fair values of the swap agreements are determined under the income valuation technique using a discounted cash flow model.  The valuation model requires a variety of inputs, including contractual terms, published forward prices, volatilities for options, and discount rates, as appropriate.  The Company’s estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, the Company’s credit worthiness and the time value of money.  The consideration of these factors result in an estimated exit-price for each derivative asset or liability under a market place participant’s view.  All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy. The counterparty in all of the Company’s commodity derivative financial instruments is the lender in the Company’s bank credit facility.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

The Company uses the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money.  Accordingly, the fair value is based on unobservable pricing inputs and therefore, is included within the Level 3 fair value hierarchy.  During the three months ended March 31, 2011 and 2010, the Company recorded asset retirement obligations for additions of approximately nil and $4,000, respectively. See Note 2 for additional information.

CARBON NATURAL GAS COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

Note 5 — Property and Equipment

Net property and equipment as of March 31, 2011 and December 31, 2010 consists of the following:

	As of March 31, 2011	As of December 31, 2010

Oil and gas properties
Proved oil and gas properties	$43,885,554	$43,535,107
Unproved properties not subject to depletion	2,272,214	2,163,899
Accumulated depreciation, depletion, amortization and impairment	(29,804,281)	(22,120,742)
Net oil and gas properties	16,353,487	23,578,264

Furniture and fixtures, computer hardware and software, and other equipment	528,120	488,194
Accumulated depreciation and amortization	(397,849)	(407,491)
Net other property and equipment	130,271	80,703

Total net property and equipment	$16,483,758	$23,658,967

As of March 31, 2011 and December 31, 2010, the Company had approximately $2.3 million and $2.2 million, respectively, of unproved oil and gas properties not subject to depletion.  The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties.  The excluded properties are assessed for impairment at least annually.  Subject to industry conditions, evaluation of most of these properties and the inclusion of their costs in amortized capital costs is expected to be completed within five years.

The Company capitalized overhead applicable to acquisition, development and exploration activities of approximately $99,000 and $115,000 for the three months ended March 31, 2011 and 2010, respectively.

Note 6 — Bank Credit Facility

On May 31, 2010, the Company amended its credit facility with the Bank of Oklahoma.  The credit facility matures in May 2012.  No repayments of principal are required until maturity, except to the extent that outstanding balances exceed the borrowing base then in effect; however, the Company has the right both to repay principal at any time and to reborrow.  Subject to the agreement of the Company and the lender, the size of the credit facility may be increased up to $50 million.  As of March 31, 2011, the borrowing base was $8.0 million.  The borrowing base is redetermined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redeterminations.  Under certain circumstances the lender may request an interim redetermination.  The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base.  Interest rates are based on either an Alternative Base Rate or LIBOR.  The portion of the loan based on an “Alternate Base Rate” is determined by the rate per annum equal to the greatest of the following: (a) the Federal Funds Rate for such day plus one-half of one percentage point, (b) the Prime Rate for such day or (c) LIBOR for a one-month LIBOR Interest Period plus one percentage point; plus 1.5%.  The portion based on LIBOR is determined by the rate per annum equal to LIBOR plus between 2.5% and LIBOR plus 3.25% for each LIBOR tranche. For all debt outstanding regardless of if the loan is based on the Alternative Base Rate or LIBOR, there is a minimum floor of 4.5% per annum. In addition, the credit facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements and agreements designated to protect the Company against changes in interest and currency exchange rates.  The maximum amount of credit on this line is $2.7 million.

CARBON NATURAL GAS COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

Note 6 — Bank Credit Facility (continued)

At March 31, 2011, there were approximately $6.2 million in outstanding borrowings under the credit facility.  The Company’s effective borrowing rate at March 31, 2011 was 4.5%.  The credit facility is collateralized by substantially all of the Company’s oil and gas assets.  The credit facility includes terms that place limitations on certain types of activities and the payment of dividends, and requires satisfaction of a current ratio (the ratio of current assets to current liabilities) of 1.0 to 1.0 and a maximum Funded Debt Ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges) for the most recently completed four consecutive fiscal quarters) of 3.5 to 1.0 as of the end of any fiscal quarter.  The Company is in compliance with all covenants associated with the credit agreement as of March 31, 2011.

Note 7 — Income Taxes

We recognize deferred income tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We have net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

At March 31, 2011, the Company has established a full valuation allowance against the balance of net deferred tax assets.

Note 8 — Stockholders’ Equity

Authorized and Issued Capital Stock

As of March 31, 2011, the authorized capital stock of Carbon was 50,010,000 shares, consisting of 48,500,000 shares of common stock with a par value of $0.01 per share, 1,000,000 shares of preferred stock with a par value of $0.01 per share and 510,000 shares of Class A Common Stock.

During the three month period ended March 31, 2011, no stock options or warrants were granted or forfeited.  No stock was issued or forfeited under the Company’s restricted stock plan for the three month period ended March 31, 2011.

Pursuant to the merger (see Note 3), all options, warrants and restricted stock have been adjusted to reflect the conversion ratio used in the merger.  Accordingly, as of March 31, 2011, the Company has 342,459 options outstanding and exercisable, and 2,696,133 warrants (including 250,000 warrants granted by SLSC prior to the merger) and 1,956,912 shares of common stock outstanding that are subject to restricted stock agreements.

Also pursuant to the merger, Nytis USA was authorized, as manager of Nytis LLC, to offer to redeem all unvested, forfeitable restricted membership interests pursuant to the Nytis LLC restricted membership interest plan.  All of the restricted membership interests were redeemed in February 2011 for $300,000 and recorded as a general and administrative expense in the first quarter of 2011.

CARBON NATURAL GAS COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

Note 9 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010

Accounts payable	$12,203	$341,899
Oil and gas revenue payable to oil and gas property owners	315,938	325,544
Production taxes payable	45,042	35,044
Accrued drilling costs	7,842	112,661
Accrued lease operating costs	192,964	98,324
Accrued ad valorem taxes	343,566	305,224
Accrued bonus and payroll costs	126,418	168,761
Other accrued liabilities	335,604	244,736

Total accounts payable and accrued liabilities	$1,379,577	$1,632,193

Note 10 — Physical Delivery Contracts and Gas Derivatives

The Company has historically used commodity-based derivative contracts to manage exposures to commodity price on certain of its gas production.  The Company does not hold or issue derivative financial instruments for speculative or trading purposes.  Nytis LLC also enters into gas physical delivery contracts to effectively provide gas price hedges.  Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives.  Therefore, these contracts are not recorded at fair value in the consolidated financial statements.

The Company has fixed price contracts requiring physical deliveries for approximately 90 Mcf per day for an average sales price of $5.26 per Mcf, which are on a month-to-month basis.

At March 31, 2011, other than the above mentioned contracts, the Company’s other gas sales contracts approximate index prices.

The Company’s swap agreements as of March 31, 2011 are summarized in the table below:

Floating Price
Agreement	Remaining		Fixed Price	Nytis USA
Type	Term	Quantity	Counterparty Payer	Payer
Swap	4/11 - 5/11	10,000 MMBtu/month	$6.03/ MMBtu	(a)
Swap	4/11 - 4/12	10,000 MMBtu/month	$5.25/ MMBtu	(a)
Swap	4/11 - 12/11	10,000 MMBtu/month	$4.80/ MMBtu	(a)
Swap	1/12 - 12/12	10,000 MMBtu/month	$5.07/ MMBtu	(a)

(a)          NYMEX Henry Hub Natural Gas futures contract for the respective delivery month.

For its swap instruments, the Company receives a fixed price for the hedged commodity and pays a floating price to the counterparty.  The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

CARBON NATURAL GAS COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

Note 10 — Physical Delivery Contracts and Gas Derivatives (continued)

The following table summarizes the fair value of the derivatives recorded in the consolidated balance sheets.  These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

	March 31, 2011	December 31, 2010
Natural gas derivative contracts:
Current assets	$126,000	$171,000
Current liabilities	$—	$—

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three months ended March 31, 2011 and 2010.  These realized and unrealized gains and losses are recorded and included in commodity derivative gain in the accompanying consolidated statements of operations.

	Three Months Ended March 31,
	2011	2010
Commodity derivative contracts:
Realized gains (losses)	$107,000	$(39,000)
Unrealized (losses) gains	(45,000)	514,000

Total realized and unrealized gains, net	$62,000	$475,000

Realized gains are included in cash flows from operating activities in the Company’s consolidated statements of cash flows.

The counterparty in all of the Company’s derivative instruments is the lender in the Company’s bank credit facility; accordingly, the Company is not required to post collateral since the bank is secured by the Company’s oil and gas assets.

Due to the volatility of natural gas prices, the estimated fair values of the Company’s derivatives are subject to large fluctuations from period to period.

Note 11 — Related Party Transactions

Nytis Exploration Company (“NEC”) is an independent oil and gas company whose nature of its business is the exploration, development, production, marketing and sale of oil, gas, coalbed methane and other hydrocarbons in locations other than the United States.  NEC has substantially the same shareholders as the Company.  The Company has engaged NEC to assist in the management, direction and supervision of the operations and business functions of the Company.  A service agreement between the Company and NEC provides for certain restrictions on NEC’s authority to perform acts in connection with the business of the Company and establishes provisions for the compensation of NEC in performing these duties.  General and administrative expenses charged by NEC to the Company were approximately $371,000 and $277,000 for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, the Company owed NEC approximately $1.7 million.  This payable consists primarily of charges incurred under the service agreement and advances made for capital expenditures and other miscellaneous general and administrative expenses.

CARBON NATURAL GAS COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

Note 12 — Supplemental Cash Flow Disclosure

Supplemental cash flow disclosures for the three months ended March 31, 2011 and 2010 are presented below:

	Three Months Ended March 31,
	2011	2010

Cash paid during the period for:
Interest payments	$80,000	$231,000

Non-cash transactions:
Increase in net asset retirement obligations due to additions	$—	$4,000
Decrease in net asset retirement obligations due to sale of properties	$—	$(512,480)
Decrease in accounts payable and accrued liabilities included in oil and gas properties	$(187,000)	$(421,000)
Increase in interest receivable on promissory note	$—	$9,000

Note 13 — Subsequent Events

Name Change and Increase In Authorized Shares

As of March 31, 2011, the Company’s legal name was St. Lawrence Seaway Corporation.  The Company believed that the continued use of the name St. Lawrence Seaway Corporation might result in market confusion regarding the Company’s current planned operations and business objectives.  The Company believed the name “Carbon Natural Gas Company” was more descriptive of the business operations in which the Company engaged.  In addition, based on discussions with financial and legal advisors, the Company believed that it needed to increase the number of its authorized common stock from 48,500,000 shares to 100,000,000 shares to afford the Company greater flexibility to effect future acquisitions and implement other operations as warranted.

Amendment to Asset Purchase Agreement

On February 14, 2011, Nytis LLC entered into an Asset Purchase Agreement (the “APA”) to purchase from The Interstate Natural Gas Company, LLC (a private limited liability company) and certain related parties (collectively referred to as “ING”), for $29.6 million (subject to adjustment at closing) certain natural gas properties, natural gas gathering and compression facilities and other assets related thereto, all located in eastern Kentucky and four counties in West Virginia.  A deposit of $450,000 paid by the Company at the date of executing the APA is included in current assets as a deposit in the accompanying consolidated balance sheet.

On April 14, 2011, Nytis LLC and ING amended the APA to accomplish the following:

(i)                         To permit ING to use a portion of the Deposit (“Property Tax Draw”) to pay property taxes due and owing on the natural gas properties being sold by ING to Nytis LLC pursuant to the APA.  In connection with such use of the Deposit, ING granted to Nytis LLC a production payment on certain natural gas wells to secure ING’s obligation to repay the Property Tax Draw, plus interest at the rate of 4.5% per annum, in the event that the APA is terminated and the terms of Section 16.1 thereof provide that the Deposit is to be returned to Nytis LLC.  The amount of the Property Tax Draw will be credited to the purchase price due at the Final Closing (described below).

(ii)                      To provide for two closings.  The first closing (“Initial Closing”), was to be held on or before April 22, 2011 and concerned the purchase and sale of approximately 45 natural gas wells (“Initial Assets”), the purchase price for which was not to exceed approximately $1.5 million.  The date of the Initial Closing was extendable beyond April 22, 2011 by either Nytis LLC or ING for a maximum of seven days.

CARBON NATURAL GAS COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

Note 13 — Subsequent Events (continued)

Amendment to Asset Purchase Agreement (continued)

The second closing (“Final Closing”) is to be held on or before May 23, 2011 (which date may be extended by either Nytis LLC or ING, but not beyond May 31, 2011) at which time Nytis LLC will purchase and ING will sell the acquired assets (other than the Initial Assets) in accordance with the terms of the amended APA.

On April 22, 2011, Nytis LLC bought the Initial Assets at the Initial Closing, by the payment of approximately $1.5 million in cash.  Funds for the purchase of the Initial Assets were provided by a draw from its lending facility with Bank of Oklahoma, the available capacity for which existed prior to the borrowing base increase described below.

Funding for the Final Closing is expected to be financed with funds obtained from the Credit Facility with Bank of Oklahoma and by additional equity invested by the Company’s principal shareholders.  However, as of May 13, 2011, the Company does not have commitments in place for such debt or additional equity.

Amendment to the Credit Facility

On April 22, 2011, Nytis LLC amended its credit facility with Bank of Oklahoma.  The amended terms of the credit facility provides for, among other items, an increase in the borrowing base from $8.0 million to $10.0 million and a increase in the Funded Debt Ratio from 3.5 to 1 to 4.25 to 1 (see Note 6).

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

On February 14, 2011, the Company closed the January 31, 2011 Merger Agreement, between (i) SLSC and its subsidiary Merger Co, a Delaware corporation, and (ii) Nytis USA.  As a result, Merger Co has been merged with and into Nytis USA, and Nytis USA is a surviving subsidiary of SLSC.

The Company is an independent natural gas and oil company engaged in the acquisition, exploration, development and production of natural gas and oil properties located in the Appalachian and the Illinois Basin of the United States.  The Company’s business is comprised of the assets and properties of Nytis USA and its subsidiaries Nytis LLC and Nytis Pennsylvania which conduct the Company’s operations in the Appalachian and Illinois Basins.  The Company focuses on unconventional reservoirs, including fractured shale gas plays, tight gas sands and coalbed methane.  Our corporate headquarters are in Denver, Colorado and Catlettsburg, Kentucky.

Recent Developments

Name Change and Increase in Authorized Shares

As of March 31, 2011, the Company’s legal name was St. Lawrence Seaway Corporation.  The Company believed that the continued use of the name St. Lawrence Seaway Corporation might result in market confusion regarding the Company’s current planned operations and business objectives.  The Company believed the name “Carbon Natural Gas Company” (“Carbon”) was more descriptive of the business operations in which the Company engages.  In addition, based on discussions with financial and legal advisors, the Company believed that it needed to increase its authorized capital to afford the Company greater flexibility to effect future acquisitions and implement other operations as warranted.  These actions were implemented by filing an Amended and Restated Certificate of Incorporation with the state of Delaware as previously reported on a current report on Form 8-K filed with the SEC on May 5, 2011.

Amendment to Asset Purchase Agreement

As previously reported on a current report on Form 8-K filed with the SEC on April 19, 2011, on February 14, 2011, Nytis LLC, an indirect 98.1% owned subsidiary of SLSC, entered into an Asset Purchase Agreement (the “APA”) to purchase from The Interstate Natural Gas Company, LLC (a private limited liability company) and certain related parties (collectively referred to as “ING”), for $29.6 million (subject to adjustment at closing) certain natural gas properties, natural gas gathering and compression facilities and other assets related thereto, all located in eastern Kentucky and four counties in West Virginia.  A deposit of $450,000 was paid by the Company at the date of executing the APA.  The APA was filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on February 17, 2011.

On April 14, 2011, Nytis LLC and ING amended the APA to accomplish the following:

(i)                         To permit ING to use a portion of the Deposit (the “Property Tax Draw”) to pay property taxes due and owing on the natural gas properties being sold by ING to Nytis LLC pursuant to the APA.  In connection with such use of the Deposit, ING granted to Nytis LLC a production payment on certain natural gas wells to secure ING’s obligation to repay the Property Tax Draw, plus interest at the rate of 4.5% per annum, in the event that the APA is terminated and the terms of Section 16.1 thereof provide that the Deposit is to be returned to Nytis LLC.  The amount of the Property Tax Draw will be credited to the purchase price due at the Final Closing (described below).

(ii)                      To provide for two closings.  The first closing (the “Initial Closing”), was to be held on or before April 22, 2011 and concerned the purchase and sale of approximately 45 natural gas wells (the “Initial Assets”), the purchase price for which was not to exceed approximately $1.5 million.  The date of the Initial Closing was extendable beyond April 22, 2011 by either Nytis LLC or ING for a maximum of seven days.

The second closing (the “Final Closing”) is to be held on or before May 23, 2011 (which date may be extended by either Nytis LLC or ING, but not beyond May 31, 2011) at which time Nytis LLC will purchase and ING will sell the Acquired Assets (other than the Initial Assets) in accordance with the terms of the amended APA.

On April 22, 2011, Nytis LLC bought the Initial Assets at the Initial Closing, by the payment of approximately $1.5 million cash.  Funds for the purchase of the Initial Assets were provided by a draw from its lending facility with Bank of Oklahoma, the available capacity for which existed prior to the borrowing base increase described below.

Funding for the Final Closing is expected to be financed with funds obtained from the Credit Facility with Bank of Oklahoma and by additional equity invested by the Company’s principal shareholders.  However, as of May 13 2011, the Company does not have commitments in place for such debt or additional equity.

Amendment to Credit Facility

On April 22, 2011, Nytis LLC amended its credit facility with Bank of Oklahoma.  The amended terms of the credit facility provides for, among other items, an increase in the borrowing base from $8.0 million to $10.0 million.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010.

The following discussion and analysis relates to items that have affected our results of operations for the three months ended March 31, 2011 and 2010.  The following table sets forth, for the periods presented, selected historical statements of operations data.  The information contained in the table below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information under “Forward Looking Statements” below.

	Three Months Ended
	March 31,		Increase /		Percent
(in thousands)	2011	2010	(Decrease)		Change
Revenue:
Oil and natural gas sales	$1,253,637	$1,562,096	(308,459)		-20%
Commodity derivative gain	61,400	474,610	(413,210)		-87%
Other income	97,858	49,826	48,032		96%
Total revenues	$1,412,895	$2,086,532	(673,637)		-32%

Expenses:
Lease operating expenses	242,868	257,809	(14,941)		-6%
Transportation costs	155,392	42,026	113,366		270%
Production and property taxes	107,477	97,554	9,923		10%
General and administrative	1,443,976	1,092,519	351,457		32%
Depreciation, depletion and amortization	375,522	432,003	(56,481)		-13%
Accretion of asset retirement obligations	5,700	4,342	1,358		31%
Impairment of oil and gas properties	7,317,221	—	7,317,221		*
Total expenses	$9,648,156	$1,926,253	7,721,903		401%

Operating (loss) income	$(8,235,261)	$160,279	(8,395,540)		-5238%

Other income and expenses:
Interest income	$15	$9,405	(9,390)		-100%
Interest expense	(78,032)	(231,124)	153,092		-66%
Loss on disposition of fixed asset	(12,564)	—	(12,564)		*
Equity investment income	(14,910)	—	(14,910)		*
Gain on sale of properties	—	9,876,510	(9,876,510)		*
Total other income and expenses	$(105,491)	$9,654,791	(9,760,282)		-101%

Production data:
Natural gas (MMcf)	263,609	270,920	(7,311)		-3%
Oil and liquids (Bbl)	1,109	99	1,010		1020%
Combined (MMcfe)	270,263	271,514	(1,251)		0%

Average prices before effects of hedges:
Natural gas (per Mcf)	$4.42	$5.76	-$	1.34	-23%
Oil and liquids (per Bbl)	$80.51	$29.48		$51.03	173%
Combined (per Mcfe)	$4.64	$5.75	-$	1.11	-19%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$4.65	$7.51	-$	2.86	-38%
Oil and liquids (per Bbl)	$80.51	$29.48		$51.03	173%
Combined (per Mcfe)	$4.87	$7.50	-$	2.63	-35%

Average costs (per Mcfe):
Lease operating expenses	$0.90	$0.95	-$	0.05	-5%
Transportation costs	$0.57	$0.15		$0.42	280%
Production and property taxes	$0.40	$0.36		$0.04	11%
Depreciation, depletion and amortization	$1.39	$1.59	-$	0.20	-13%

*     Not meaningful or applicable

**   Includes realized and unrealized commodity derivative gains

Oil and natural gas sales- Revenues from sales of natural gas and oil and liquids decreased to $1.3 million for the three months ended March 31, 2011 from $1.6 million for the three months ended March 31, 2010, a decrease of 20%. This was primarily due to a 19% decrease in the average price per Mcfe and a decline in natural gas production attributed to the disposition of the Company’s Pennsylvania producing properties in the first quarter of 2010.  Approximately 10% of the Company’s natural gas production and revenues for the first quarter of 2010 were generated from the Company’s Pennsylvania producing properties.

Commodity derivative gains- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed or variable swap contracts when our management believes that favorable future sales prices for our natural gas production can be secured.  Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-markets gains or losses, as well as realized gains or losses on the derivative instruments, are currently recognized in our results of operations.  The unrealized gains and losses represent the changes in the fair value of these swap agreements as the future strip prices fluctuate for the fixed price we will receive from future production.  For the three months ended March 31, 2011 we had hedging gains of approximately $61,000 compared to hedging gains of approximately $475,000 for the three months ended March 31, 2010.

Lease operating expenses- Lease operating expenses decreased approximately 6% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to the disposition of the Company’s Pennsylvania assets in the first quarter of 2010.  On a per Mcfe basis, lease operating expenses decreased from $0.95 per Mcfe for the three months ended March 31, 2010 to $0.90 per Mcfe for the three months ended March 31, 2011.

Transportation costs- Transportation costs increased from approximately $42,000 for the three months ended March 31, 2010 to approximately $155,000 for the three months ended March 31, 2011 due to transportation price increases and transportation costs for new production from the Company’s Illinois properties.  On a per Mcfe basis, these expenses increased from $.15 per Mcfe for the three months ended March 31, 2010 to $.57 per Mcfe for the three months ended March 31, 2011.

Production and property taxes- Production and property taxes increased from approximately $98,000 for the three months ended March 31, 2010 to approximately $107,000 for the three months ended March 31, 2011 primarily due to new natural gas production in the Illinois Basin and new oil production in the Appalachian Basin for the three months ended March 31, 2011.  On a per Mcfe basis, these expenses increased from $.36 per Mcfe for the three months ended March 31, 2010 to $.40 per Mcfe for the three months ended March 31, 2011 due to an increase in taxable production revenues.  The disposition of the Company’s Pennsylvania assets reduced production volumes and revenues, but did not decrease production and property taxes as revenues from these properties did not have a production or property tax burden.  Although production volumes and related revenues are lower in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, the per unit production and property taxes increased as the disposition of production that was not burdened with production and property taxes was partially replaced with production revenues that are burdened with production and property taxes.

Depreciation, depletion and amortization (DD&A)- DD&A decreased from approximately $432,000 for the three months ended March 31, 2010 to approximately $376,000 for the three months ended March 31, 2011  primarily due to the disposition of the Company’s Pennsylvania assets in March 2010 which lowered the Company’s full cost pool resulting in a lower depletion rate per Mcfe.  On a per Mcfe basis, these expenses decreased from $1.59 per Mcfe for the three months ended March 31, 2010 to $1.39 per Mcfe for the three months ended March 31, 2011 primarily due to the reasons listed above.

Impairment of oil and gas properties- As of March 31, 2011, the Company’s full cost pool exceeded the ceiling limitation based on oil prices of $73.14 per barrel and natural gas prices of $4.09 per Mcf, by approximately $7.3 million.  Therefore, the Company recognized an impairment expense of approximately $7.3 million for the three months ended March 31, 2011.  A further decline in oil and natural gas prices could result in a further impairment of the Company’s oil and gas properties in subsequent periods.  However, the potential acquisition of the ING producing natural gas properties may reduce the impact of a further decline of oil and natural gas prices on the ceiling limitation of the Company’s full cost pool.

General and administrative expenses- General and administrative expenses increased from $1.1 million for the three months ended March 31, 2010 to $1.4 million for the three months ended March 31, 2011 primarily due to costs totaling approximately $320,000 associated with merger with SLSC and with the pending acquisition of certain natural gas properties, natural gas gathering and compression facilities and other assets, all located in eastern Kentucky and four counties in West Virginia, from ING.  Pursuant to the merger, Nytis USA was authorized, as manager of Nytis LLC, to offer to redeem all unvested, forfeitable restricted membership interests pursuant to the Nytis LLC restricted membership interest plan.  All of the restricted membership interests were redeemed in February 2011 for $300,000 which also contributed to the increase in general and administrative expenses in the first quarter of 2011 as compared with the first quarter of 2010.

Interest expense- Interest expense decreased from approximately $231,000 for the three months ended March 31, 2010 to approximately $78,000 for the three months ended March 31, 2011 primarily due to using a portion of the proceeds from the disposition of the Company’s Pennsylvania assets in the first quarter of 2010 to pay down approximately $23.5 million of debt on the Company’s credit facility.

Gain on sale of oil and gas properties- In March 2010, the Company sold all of its interests in the Pennsylvania assets owned by Nytis LLC and Nytis Pennsylvania to a third party for approximately $30.2 million, net of normal adjustments and transaction fees, with an effective date of February 1, 2010.  Proceeds from the sale were used to reduce outstanding borrowings due under the Company’s credit facility and to reduce amounts due Nytis Exploration Company.  Because the sale of these assets significantly altered the relationship between capitalized costs and proved reserves, the Company recorded a gain in the first quarter of 2010.

Liquidity and Capital Resources

Our exploration, development, and acquisition activities require us to make significant operating and capital expenditures. Historically, we have used cash flow from operations and our bank credit facilities as our primary sources of liquidity, and, as market conditions have permitted, we have engaged in asset monetization transactions, such as the divestiture of our Pennsylvania assets.

Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations.  For the quarter ended March 31, 2011, natural gas made up approximately 98% of our hydrocarbon production and, as a result, our operations and cash flow are more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market price for oil and liquids. We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of March 31, 2011, we have outstanding hedges of 200,000 MMbtu for 2011 at an average price of $5.12 per MMbtu and 160,000 MMbtu for 2012 at an average price of $5.11 per MMbtu.  This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2011 and 2012.  However, future hedging activities may result in reduced income or even financial losses to us. See “Risk Factors— Our future use of hedging arrangements could result in financial losses or reduce income,” in our Amended Current Report on Form 8-K/A filed with the SEC on April 15, 2011 for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. As of March 31, 2011, our derivative counterparty was party to our credit facility, or its affiliates.

The other primary source of liquidity is our U.S. credit facility (described below), which had an aggregate borrowing base of $8.0 million as of March 31, 2011.  This facility is used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facility is secured by a portion of our assets and matures in May 2012. See—“Bank Credit Facility” below for further details. We had $6.2 million drawn on our credit facility as of March 31, 2011.

Our ability to access the debt and equity capital markets on economical terms is affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

We believe that our current cash and cash equivalents, cash flows provided by operating activities, and $1.8 million of funds available under our credit facility at March 31, 2011 will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures (other than the potential acquisition of additional natural gas and oil properties), and our contractual obligations. However, if our revenue and cash flow decrease in the future as a result of a deterioration in domestic and global economic conditions or a significant decline in commodity prices, we may elect to reduce our planned capital expenditures. We believe that this financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate. See “Risk Factors,” in our Amended Current Report on Form 8-K/A filed with the SEC on April 14, 2011 for a discussion of the risks and uncertainties that affect our business and financial and operating results.

Bank Credit Facility

Nytis LLC has a bank credit facility which consists of a $50.0 million credit facility (the “Credit Facility”) with Bank of Oklahoma. The Credit Facility will mature in May 2012 and is guaranteed by Nytis USA. Our availability under the Credit Facility is governed by a borrowing base (the “Borrowing Base”), which at March 31, 2011 was at $8.0 million.  On April 22, 2011, Nytis LLC and Bank of Oklahoma amended the Credit Facility (“Amended Credit Facility”) to provide an increase in the Borrowing Base to $10.0 million. The determination of the Borrowing Base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of our natural gas properties in accordance with the lenders’ customary practices for natural gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. The next redetermination of the Borrowing Base is expected to occur in November 2011. In addition to the semi-annual redeterminations, Nytis LLC and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the Borrowing Base redetermined.

A lowering of the Borrowing Base could require us to repay indebtedness in excess of the Borrowing Base in order to cover the deficiency.

The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base.  Interest rates are based on either an Alternative Base Rate or LIBOR.  The portion of the loan based on an “Alternate Base Rate” is determined by the rate per annum equal to 1.5% plus the greatest of the following: (a) the Federal Funds Rate for such day plus one-half of one percentage point, (b) the Prime Rate for such day or (c) LIBOR for a one-month LIBOR Interest Period plus one percentage point.  The portion based on LIBOR is determined by the rate per annum equal to LIBOR plus between 2.5% and LIBOR plus 3.25% for each LIBOR tranche. For all debt outstanding regardless if the loan is based on an Alternative Base Rate or LIBOR, there is a minimum floor of 4.5% per annum.

The Credit Facility includes terms that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and requires satisfaction of a current ratio (the ratio of current assets to current liabilities) of 1.0 to 1.0 and a maximum Funded Debt Ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges)) of 3.5 to 1.0 (increased to 4.25 to 1.0 on April 22, 2011 pursuant to terms under the Amended Credit Facility), for the most recently completed four consecutive fiscal quarters as of the end of any fiscal quarter.  If we were to fail to perform our obligations under these covenants or other covenants and obligations, it could cause an event of default and the Credit Facility could be terminated and amounts outstanding could be declared immediately due and payable by the lenders, subject to notice and, in certain cases, cure periods. Such events of default include non-payment, breach of warranty, non-performance of financial covenants, default on other indebtedness, certain adverse judgments, change of control, and a failure of the liens securing the Credit Facility.  In addition, bankruptcy and insolvency events with respect to Nytis LLC or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facility.

Under the Credit Facility, we are required to mortgage and grant a security interest in 80% of the present value of our proved natural gas properties. Under certain circumstances, we could be obligated to pledge additional assets as collateral.

Of the $50.0 million total nominal amount under the Credit Facility, Bank of Oklahoma held 100% of the total commitments.  As of March 31, 2011 there was $6.2 million borrowed under our Credit Facility.

In addition, the credit facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements and agreements designated to protect the Company against changes in interest and currency exchange rates.  The maximum amount of credit on this line is $2.7 million.

Historical Cash Flow

Net cash provided by (used in) operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Net cash provided by (used in) operating activities	$(2,645)	$(2,855)
Net cash provided by (used in) investing activities	$(692)	$27,287
Net cash provided by (used in) financing activities	$2,871	$(23,543)

Net cash provided by or used in operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital.  The increase in operating cash flows of $210,000 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to a reduction in amounts due related parties, offset in part, by increases in working capital other than working capital attributed to related parties.

Net cash provided by (used in) investing activities is primarily comprised of the acquisition, exploration, and development of natural gas properties net of dispositions of natural gas properties. The decrease in investing cash flows of $28.0 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to the proceeds received by the disposition of the Company’s Pennsylvania assets in the first quarter of 2010.

The increase in financing cash flows of $26.4 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to the net repayments of bank borrowings of $23.5 million from proceeds received by the disposition of the Company’s Pennsylvania assets in the first quarter of 2010.  See “Capital Expenditures” below for more detail on our capital expenditures.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2011 and 2010 are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2011	2010

Acquisition of oil and gas properties:
Unevaluated properties	$158	$25
Drilling and development	287	250
Pipeline and gathering	14	15
Other	71	—
Total capital expenditures	$530	$290

Capital expenditures reflected in the table above differ from the amounts shown in the statements of cash flows in the consolidated financial statements because amounts reflected in the table include changes in accounts payable from the previous reporting period for capital expenditures, while the amounts in the statements of cash flow in the consolidated financial statements are presented on a cash basis.

Due to the significant downturn in the overall economy and its impact on the price for natural gas, we chose to reduce our capital expenditures and drilling activity for the three months ended March 31, 2011 and 2010 by keeping our exploration and development capital spending near our cash flows.  Primary factors impacting the level of our capital expenditures include natural gas prices, the volatility in these prices, the cost and availability of oil field services, general economic and market conditions, and weather disruptions.

Forward Looking Statements

The information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than statements of historical or present facts, that address activities, events, outcomes, and other matters that the Company plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “could,” “should,” “future,” “potential,” “continue,” variations of such words, and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•                  estimates of our natural gas and oil reserves;

•                  estimates of our future natural gas and oil production, including estimates of any increases or decreases in our production;

•                  our future financial condition and results of operations;

•                  our future revenues, cash flows, and expenses;

•                  our access to capital and our anticipated liquidity;

•                  our future business strategy and other plans and objectives for future operations;

•                  our outlook on natural gas and oil prices;

•                  the amount, nature, and timing of future capital expenditures, including future development costs;

•                  our ability to access the capital markets to fund capital and other expenditures;

•                  our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations; and

•                  the impact of federal, state, and local political, regulatory, and environmental developments in the United States and certain foreign locations where we conduct business operations.

We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included or incorporated in Part 1A of our Amended Current Report on Form 8-K/A filed with the SEC on April 15, 2011.

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update this information to reflect events or circumstances after the filing of this report with the SEC, except as required by law. All forward-looking statements, expressed or implied, included in this Form 10-Q and attributable to the Company are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we may make or persons acting on our behalf may issue.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2011, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements and (ii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as natural gas transportation commitments and derivative contracts that are sensitive to future changes in commodity prices or interest rates. We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Reconciliation of Non-GAAP Measures

Adjusted EBITDA

“EBTIDA” and “Adjusted EBITDA” are non-GAAP financial measures.  We define EBITDA as net income (loss) before interest expense, taxes, depreciation, depletion and amortization.  We define Adjusted EBITDA as EBITDA less net income attributed to non-controlling interests and prior to accretion of asset retirement obligations, ceiling test write downs of oil and gas properties and the gain or loss on sold investments or properties.  EBITDA and Adjusted EBITDA as used and defined by us, may not be comparable to similarly titled measures employed by other companies and are not a measure of performance calculated in accordance with GAAP.  EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. EBITDA and Adjusted EBITDA provide no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, and working capital movement or tax position. EBITDA and Adjusted EBITDA do not represent funds available for discretionary use because those funds are required for debt service, capital expenditures, working capital, income taxes, franchise taxes, exploration expenses, and other commitments and obligations. However, our management team believes EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

•                  are widely used by investors in the natural gas and oil industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; and

•                  helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure; and are used by our management team for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting and by our lenders pursuant to a covenant under our credit facility.

There are significant limitations to using EBITDA and Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies.

The following table represents a reconciliation of our net earnings (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2011 and 2010.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in thousands)	2011	2010

Net (loss) income	$(8,341)	$4,264

Adjustments:
Interest expense	78	231
Income taxes	—	4,784
Depreciation, depletion and amortization	376	432
EBITDA	(7,887)	9,711

Adjusted EBITDA
EBITDA	(7,887)	9,711
Adjustments:
Net income attributed to non-controlling interests	—	767
Accretion of asset retirement obligations	6	4
Impairment of oil and gas properties	7,317	—
Gain on sale of oil and gas properties	—	(9,877)
Adjusted EBITDA	$(564)	$605

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports and the Board of Directors.

As required by Rule 13a - 15(b) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), we have evaluated under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d-15(e) under the Exchange Act as of the end of the quarterly period ended March 31, 2011.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow such persons to make timely decisions regarding required disclosures.

Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2011 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is subject to legal claims and proceedings in the ordinary course of its oil and natural gas exploration and development business.  Management believes that none of the current pending proceedings would have a material adverse effect on the Company, should the controversies be resolved against the Company.  Notwithstanding management’s belief that there are no claims that could have a material effect on the financial condition or results of the Company’s operations, the Company’s indirect subsidiary, Nytis LLC, is involved in the following matters:

In July 2010, Nytis LLC, a Delaware limited liability company and 98.1% owned subsidiary of the Company received correspondence from the Pennsylvania Department of Revenue requesting additional information relating to whether the correct realty transfer tax was paid at the time of the closing of Nytis LLC’s acquisition of properties in Pennsylvania in 2006 from DCPA, LLC (an affiliate of Delta Petroleum Corporation).  Nytis LLC has submitted the requested information to the Pennsylvania Department of Revenue and is awaiting its response.

In November 2010, Nytis LLC was served with a summons and complaint brought by ICG Knott County, LLC and filed in the Knott County, Kentucky.  The suit is in the nature of a quiet title action and concerns ICG’s claims that it is the party to which Nytis LLC should be making certain payments under several leases.  Also in November 2010, ICG Natural Resources, LLC filed suit against Nytis LLC in Floyd County, Kentucky concerning payments allegedly due under a certain coalbed methane lease.  Nytis LLC has engaged counsel to assist it in defending against these claims.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2011, the Company closed the January 31, 2011 the Merger Agreement, between (i) SLSC and its subsidiary Merger Co, a Delaware corporation, and (ii) Nytis USA.  As a result, Merger Co was merged with and into Nytis USA, and Nytis USA is a surviving subsidiary of the Company.  The merger was an all stock-for-stock transaction.

The Company issued 47,000,003 shares of Rule 144 restricted common stock to the former stockholders of Nytis USA, in exchange for all the issued and outstanding shares of Nytis USA common stock.  Upon closing, the Company shares issued in the merger represent approximately 99% of its outstanding common stock (without taking into account previously outstanding warrants to purchase 250,000 shares).  The exchange ratio was 1,630.7553 SLSC shares for each 1 share of Nytis USA.

Additionally, all the outstanding options and warrants to purchase Nytis USA common stock have been converted to options or warrants (as the case may be) to purchase common stock of the Company, with the number of shares covered by the Nytis USA options and warrants, and the exercise prices thereof adjusted for the exchange ratio, so as not to constitute a modification, extension, or renewal of the options within the meaning of Section 409A of the Internal Revenue Code.

The Company claims the exemptions under Sections 4(6) and 4(2) of the 1933 Act, based upon the accredited status of each such stockholder and their access to complete information concerning the Company at that date, necessary for them to make an informed investment decision.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated January 31, 2011 by and among the Company, St. Lawrence Merger Sub, Inc. and Nytis Exploration (USA), Inc. (Incorporated by reference from exhibit 2.1 to the Form 8-K filed on February 1, 2011)

3(i)	Certificate of Incorporation of St. Lawrence Seaway Corporation (Incorporated by reference from exhibit 3(i) to the Form 8-K/A filed on March 31, 2011)
3(ii)	Amended and Restated Bylaws of St. Lawrence Seaway Corporation (Incorporated by reference from exhibit 3(i) to the Form 8-K/A filed on March 31, 2011)
10.1

Asset Purchase Agreement, by and between The Interstate Natural Gas Company, LLC (“Seller”) and Nytis Exploration Company LLC (“Buyer”), dated February 14, 2011 (the Schedules to the Asset Purchase Agreement have been omitted from this Exhibit as they are subject to change prior to closing) (Incorporated by reference from exhibit 10.1 to the Form 8-K filed on February 17, 2011)

10.2

Amended and Restated Credit Agreement, by and between Nytis Exploration Company LLC and Bank of Oklahoma, National Association, dated May 31, 2010 (Incorporated by reference from exhibit 3(i) to the Form 8-K/A filed on March 31, 2011)

10.2(a)	Guaranty from Nytis USA to Bank of Oklahoma, National Association, dated June 21, 2005 (Incorporated by reference from exhibit 3(i) to the Form 8-K/A filed on March 31, 2011)
10.2(b)

Consent of Guarantor and Amendment of Guaranty from Nytis USA to Bank of Oklahoma, National Association, dated May 31, 2010 (Incorporated by reference from exhibit 3(i) to the Form 8-K/A filed on March 31, 2011)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed herewith

†            Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON NATURAL GAS COMPANY
(Registrant)

Date: May 13, 2011	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
President and CEO

Date: May 13, 2011	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer