Form 10-Q/A
period 2011-03-31
Carbon Natural Gas Co
filed 2011-05-23
CIK 86264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Carbon Natural Gas Company (the “Company”) is filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, originally filed with the Securities and Exchange Commission on May 13, 2011.  This Form 10-Q/A is being filed solely to correct a typographical error on the period date on the Consolidated Balance Sheet in the Part I Financial Information section of our filed Form 10-Q.  The correct date is “March 31, 2011”.  The incorrect date was March 31, 2010.

Except as specifically noted, this form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or update any related or other disclosures.

Carbon Natural Gas Company

PART I. FINANCIAL INFORMATION

ITEM 1.                  Financial Statements

CARBON NATURAL GAS COMPANY

Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$379,789	$845,054
Accounts receivable:
Revenue	956,754	752,845
Joint interest billings and other	262,690	258,340
Prepaid expense, deposits and other current assets	520,511	84,941
Deferred offering costs	245,127	169,283
Derivative assets	125,580	170,840
Total current assets	2,490,451	2,281,303

Oil and gas properties, at cost, net (based on the full cost method of accounting for oil and gas properties) (note 5)	16,353,487	23,578,264
Other property and equipment, net	130,271	80,703
	16,483,758	23,658,967

Equity method investment	567,835	582,745
Other long-term assets	437,281	463,110

Total assets	$19,979,325	$26,986,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,379,577	$1,632,193
	1,379,577	1,632,193
Non-current liabilities:
Due to related parties (note 11)	1,722,391	3,073,036
Asset retirement obligation (note 2)	357,654	351,954
Notes payable (note 6)	6,216,383	3,116,383
Total non-current liabilities	8,296,428	6,541,373

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 1,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 48,500,000 shares, 47,518,739 and 47,903,442 shares issued and 47,518,739 and 47,163,079 shares outstanding at March 31, 2011 and December 31, 2010, respectively	475,187	479,034
Class A Common stock, $0.01 par value; authorized 510,000 shares, no shares issued	—	—
Additional paid-in capital	26,842,186	27,700,646
Non-controlling interests	637,612	637,612
Treasury stock, at cost	—	(693,820)
Accumulated deficit	(17,651,665)	(9,310,913)
Total stockholders’ equity	10,303,320	18,812,559

Total liabilities and stockholders’ equity	$19,979,325	$26,986,125

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

Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e) in connection with Carbon Natural Gas Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011

31.2*

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e) in connection with Carbon Natural Gas Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011

32.1†

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 in connection with Carbon Natural Gas Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011

32.2†

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 in connection with Carbon Natural Gas Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011

*    Filed herewith

†    Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON NATURAL GAS COMPANY
(Registrant)

Date: May 20, 2011	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
President and CEO

Date: May 20, 2011	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer