Form 10-Q/A
period 2011-06-30
Carbon Natural Gas Co
filed 2011-09-12
CIK 86264

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and ‘smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Carbon Natural Gas Company for the quarter ended June 30, 2011 filed on August 17, 2011 (the “Form 10-Q”) for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

ITEM 6.  Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated January 31, 2011 by and among the Company, St. Lawrence Merger Sub, Inc. and Nytis Exploration (USA), Inc., incorporated by reference to exhibit 2.1 to Form 8-K for St. Lawrence Seaway Corporation filed on February 1, 2011.

3(i)(a)	Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on May 5, 2011.
3(i)(b)

Amended and Restated Certificate of Designation with respect to Series A Convertible Preferred Stock of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on July 6, 2011.

3(i)(c)	Certificate of Amendment to Certificate of Incorporation of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on July 19, 2011.
3(ii)	Amended and restated Bylaws of St. Lawrence Seaway Corporation, incorporated by reference to exhibit 3(i) to Form 8-K/A for St. Lawrence Seaway Corporation filed on March 31, 2011.
10.1

Asset Purchase Agreement, by and between The Interstate Natural Gas Company, LLC (“Seller”) and Nytis Exploration Company LLC (“Buyer”), dated February 14, 2011, incorporated by reference to exhibit 10.1 to the Form 8-K for St. Lawrence Seaway Corporation filed on February 17, 2011.

10.2

Amended and Restated Credit Agreement, by and between Nytis Exploration Company LLC and Bank of Oklahoma, National Association, dated May 31, 2010, incorporated by reference to exhibit 10.2 to the Form 8-K/A for St. Lawrence Seaway Corporation filed on March 31, 2011

10.2(a)

Guaranty from Nytis USA to Bank of Oklahoma, National Association, dated June 21, 2005, incorporated by reference from exhibit 10.2(a) to Form 8-K/A for St. Lawrence Seaway Corporation filed on March 31, 2011.

10.2(b)

Consent of Guarantor and Amendment of Guaranty from Nytis USA to Bank of Oklahoma, National Association, dated May 31, 2010, incorporated by reference to exhibit 10.2(b) to Form 8-K/A for St. Lawrence Seaway Corporation filed on March 31, 2011.

10.3

Second Amendment of Amended and Restated Credit Agreement, Limited Waiver and Borrowing Base Redetermination, by and between Nytis Exploration Company LLC and Bank of Oklahoma, National Association, dated June 10, 2011, incorporated by reference to exhibit 10.3 to Form 10-Q for Carbon Natural Gas Company filed on August 17, 2011.

10.4

Guaranty from the Company to Bank of Oklahoma, National Association, dated June 10, 2011, incorporated by reference to exhibit 10.4 to Form 10-Q for Carbon Natural Gas Company filed on August 17, 2011.

10.5

Administrative Services Agreement by and among the Company, Nytis Exploration Company and Nytis Exploration Company LLC, dated June 29, 2011, incorporated by reference to exhibit 10.5 to Form 10-Q for Carbon Natural Gas Company filed on August 17, 2011.

10.6	Form of Common Stock Purchase Agreement dated June 29, 2011, incorporated by reference to exhibit 10.1 to Form 8-K for Carbon Natural Gas Company filed on June 6, 2011.
10.7	Form of Preferred Stock Purchase Agreement dated June 29, 2011, incorporated by reference to exhibit 10.2 to Form 8-K for Carbon Natural Gas Company filed on June 6, 2011.
10.8	Form of Registration Rights Agreement dated June 29, 2011, incorporated by reference to exhibit 10.3 to Form 8-K for Carbon Natural Gas Company filed on June 6, 2011.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*           Filed herewith

**    In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed”.

†            Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON NATURAL GAS COMPANY
(Registrant)

Date: September 12, 2011	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
President and CEO

Date: September 12, 2011	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer