Form 10-Q
period 2011-09-30
Carbon Natural Gas Co
filed 2011-11-14
CIK 86264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2011

or

☐         Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number: 000-02040

CARBON NATURAL GAS COMPANY

(Exact name of registrant as specified in its charter)

Delaware	26-0818050
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1700 Broadway, Suite 1170, Denver, CO	80290
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (720) 407-7043

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

At November 10, 2011, there were issued and outstanding 114,185,405 shares of the Company’s common stock, $0.01 par value.

Carbon Natural Gas Company

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CARBON NATURAL GAS COMPANY

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,159,901	$845,054
Accounts receivable:
Revenue	1,608,509	752,845
Joint interest billings and other	1,557,095	258,340
Firm transportation contract obligations	1,034,958	—
Due from related parties (note 12)	17,138	—
Prepaid expense, deposits and other current assets	140,598	84,941
Deferred offering costs	—	169,283
Derivative assets	218,090	170,840
Total current assets	5,736,289	2,281,303

Oil and gas properties, at cost, net (based on the full cost method of accounting for oil and gas properties) (note 6)	51,967,833	23,578,264
Other property and equipment, net	188,688	80,703
	52,156,521	23,658,967

Investments in affiliates	1,098,553	582,745
Other long-term assets	2,317,548	463,110

Total assets	$61,308,911	$26,986,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,023,670	$1,632,193
Firm transportation contract obligations	2,723,575	—
	7,747,245	1,632,193
Non-current liabilities:
Due to related parties (note 12)	—	3,073,036
Asset retirement obligation (note 2)	2,124,939	351,954
Firm transportation contract obligations	4,752,304	—
Notes payable (note 7)	8,508,383	3,116,383
Total non-current liabilities	15,385,626	6,541,373

Commitments (note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 1,000,000 shares, no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; authorized 200,000,000 shares, 114,185,405 and 47,903,442 shares issued and 114,185,405 and 47,163,079 shares outstanding at September 30, 2011 and December 31, 2010, respectively	1,141,854	479,034
Additional paid-in capital	53,961,892	27,700,646
Non-controlling interests	5,735,268	637,612
Treasury stock, at cost	—	(693,820)
Accumulated deficit	(22,662,974)	(9,310,913)
Total stockholders’ equity	38,176,040	18,812,559

Total liabilities and stockholders’ equity	$61,308,911	$26,986,125

See accompanying notes to consolidated financial statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue:
Oil and gas	$3,387,665	$1,138,872	$5,894,191	$3,790,306
Commodity derivative gain	155,570	290,840	280,500	701,970
Other income	291,093	132,186	480,568	255,323
Total revenue	3,834,328	1,561,898	6,655,259	4,747,599

Expenses:
Lease operating expenses	625,100	255,221	1,313,817	767,147
Transportation costs	469,650	103,724	741,855	226,298
Production and property taxes	213,597	101,666	410,417	312,648
General and administrative	1,182,166	677,394	3,771,081	2,411,771
Depreciation, depletion and amortization	914,182	363,383	1,661,104	1,163,263
Accretion of asset retirement obligations	59,574	4,139	71,315	12,621
Impairment of oil and gas properties	3,825,042	—	12,204,761	—
Total expenses	7,289,311	1,505,527	20,174,350	4,893,748

Operating (loss) income	(3,454,983)	56,371	(13,519,091)	(146,149)

Other income and (expense):
Interest income	629	10,196	668	29,329
Interest expense	(130,834)	(41,354)	(323,147)	(291,000)
Loss on disposition of fixed asset	—	—	(12,564)	—
Other expenses	(450,000)	—	(450,000)	—
Equity investment (loss) income	(36,479)	—	4,880	—
Gain on sale of oil and gas properties	—	—	—	9,876,510
Total other income and (expense)	(616,684)	(31,158)	(780,163)	9,614,839

(Loss) income before income taxes	(4,071,667)	25,213	(14,299,254)	9,468,690

Provision for income taxes	—	—	—	5,404,000

Net (loss) income before non-controlling interests	(4,071,667)	25,213	(14,299,254)	4,064,690

Net loss (income) attributable to non-controlling interests	844,136	(141,392)	947,193	(908,453)

Net (loss) income attributable to controlling interest	$(3,227,531)	$(116,179)	$(13,352,061)	$3,156,237

Net (loss) income per common share:
Basic	$(0.03)	$(0.00)	$(0.20)	$0.07
Diluted	$(0.03)	$(0.00)	$(0.20)	$0.07
Weighted average common shares outstanding:
Basic	107,880,667	45,946,530	66,643,329	45,946,530
Diluted	107,880,667	45,946,530	66,643,329	48,194,319

See accompanying notes to consolidated financial statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Additional	Non-				Total
	Common Stock		Preferred Stock		Paid-in	Controlling	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interests	Shares	Amount	Deficit	Equity

Balances, December 31, 2010	47,903,442	$479,034	—	$—	$27,700,646	$637,612	(740,363)	$(693,820)	$(9,310,913)	$18,812,559

Purchase treasury stock	—	—	—	—	—	—	(163,076)	(152,823)	—	(152,823)
Retire treasury stock	(903,439)	(9,034)	—	—	(837,609)		903,439	846,643	—	—
Reverse merger with St. Lawrence Seaway Corp.	518,736	5,187	—	—	(20,851)	—	—	—	—	(15,664)
Issuance of common stock, net of offering costs	44,444,444	444,445	—	—	17,341,928	—	—	—	—	17,786,373
Issuance of Series A preferred stock	—	—	100	1	9,999,999	—	—	—	—	10,000,000
Series A preferred stock converted to common stock	22,222,222	222,222	(100)	(1)	(222,221)	—	—	—	—	—
Non-controlling interest — INGC acquisition						6,044,849				6,044,849
Net loss	—	—	—	—	—	(947,193)	—	—	(13,352,061)	(14,299,254)

Balances, September 30, 2011	114,185,405	$1 ,141,854	—	$—	$53,961,892	$5,735,268	—	$—	$(22,662,974)	$38,176,040

See accompanying notes to consolidated financial statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net (loss) income	$(14,299,254)	$4,064,690
Items not involving cash:
Depreciation, depletion and amortization	1,661,104	1,163,263
Accretion of asset retirement obligations	71,315	12,621
Loss on disposition of fixed asset	12,564	—
Impairment of oil and gas properties	12,204,761	—
Gain on sale of oil and gas properties	—	(9,876,510)
Unrealized derivative gain	(47,250)	(436,280)
Deferred taxes	—	4,784,000
Equity investment income	(4,880)	—
Net change in:
Accounts receivable	(2,201,347)	303,696
Prepaid expenses, deposits and other current assets	(55,657)	(268,812)
Accounts payable, accrued liabilities and firm transportation contracts	2,865,979	(42,262)
Due to related parties	(3,090,174)	(2,429,840)
Net cash used in operating activities	(2,882,839)	(2,725,434)

Cash flows from investing activities:
Acquisition and development of properties and equipment	(30,136,178)	(3,863,586)
Proceeds from disposition of assets	—	30,985,721
Investment in affiliate	(48,375)	(560,000)
Other long-term assets	(48,562)	22,410
Net cash (used in) provided by investing activities	(30,233,115)	26,584,545

Cash flows from financing activities:
Issue common stock	30,000,000	—
Offering costs	(1,808,376)	—
Issue of non-controlling interests in subsidiary	—	4,236
Treasury share purchase	(152,823)	—
Proceeds from notes payable	12,192,000	1,622,258
Payments on notes payable	(6,800,000)	(23,553,108)
Distribution to non-controlling interest	—	(1,122,258)
Net cash provided by (used in) financing activities	33,430,801	(23,048,872)

Net increase in cash and cash equivalents	314,847	810,239

Cash and cash equivalents, beginning of period	845,054	208,295

Cash and cash equivalents, end of period	$1,159,901	$1,018,534

See accompanying notes to consolidated financial statements.

Note 1 — Organization

Carbon Natural Gas Company (“Carbon”), formerly known as St. Lawrence Seaway Corporation (“SLSC”), is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas in the United States.  The Company was formed as the result of a merger with Nytis Exploration (USA) Inc. (“Nytis USA”) in February 2011 (see Note 3).  The Company’s business is comprised of the assets and properties of Nytis USA and its subsidiaries Nytis Exploration Company LLC (“Nytis LLC”) and Nytis Exploration of Pennsylvania LLC (“Nytis Pennsylvania”) which conduct the Company’s operations in the Appalachian and Illinois Basins.  Subsequent to the merger, the Company believed that the continued use of the name St. Lawrence Seaway Corporation might result in market confusion regarding the Company’s current planned operations and business objectives.  The Company believed the name “Carbon Natural Gas Company” was more descriptive of the business operations in which the Company engages.  This action was implemented by filing an Amended and Restated Certificate of Incorporation with the State of Delaware which become effective May 2, 2011. Collectively, SLSC, Carbon, Nytis USA, Nytis LLC and Nytis Pennsylvania are referred to as the Company.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of September 30, 2011, and the Company’s results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010.  Operating results for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, the uncertainty of exploration and development drilling results and other factors.  For a more complete understanding of the Company’s operations, financial position and accounting policies, the unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010 filed on Form 8-K/A with the Securities and Exchange Commission (“SEC”) on September 21, 2011.

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

The Company performs a ceiling test quarterly.  The full cost ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10.  The ceiling test is not a fair value based measurement. Rather, it is a standardized mathematical calculation.  The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties.  Should the net capitalized costs exceed the sum of the components noted above, a ceiling test write-down (impairment) would be recognized to the extent of the excess capitalized costs.  Such impairments are permanent and cannot be recovered in future periods even if the sum of the components noted above exceeds the capitalized costs in future periods.

As of September 30, 2011, the Company’s full cost pool exceeded the ceiling limitation, based on oil prices of $90.94 per barrel and gas prices of $4.10 per Mcf and accordingly, for the three months ended September 30, 2011, the Company recorded a non-cash impairment of approximately $3.8 million related to its oil and gas properties.  The impairment for the three months ended September 30, 2011 was primarily attributed to a new gathering arrangement on certain of the Company’s proved undeveloped gas reserves in Kentucky. Additionally, during the quarter, there was a reduction in natural gas prices utilized in calculating the present value of future revenues from the Company’s proved gas reserves.  These negative effects to future revenues were partially offset by additional proved undeveloped oil reserves booked during the quarter.  The impairment for the nine months ended September 30, 2011 was approximately $12.2 million, primarily attributed to the reasons stated above for the three months ended September 30, 2011, and combined with additional reductions in natural gas prices utilized in calculating the present value of future net revenues from the Company’s proved gas reserves that occurred during the six months ended June 30, 2011.  The Company did not recognize any non-cash impairment charges related to its oil and gas properties in the nine months ended September 30, 2010.

Note 2 — Summary of Significant Accounting Policies (continued)

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

The following table is a reconciliation of the ARO for the nine months ended September 30, 2011:

Nine Months Ended September 30,
(in thousands)	2011
Balance at beginning of period	$352
Accretion expense	71
Additions assumed with acquired properties	1,581
Additions during period	121

Balance at end of period	$2,125

Investments in Affiliates

Investments in non-consolidated affiliates are accounted for under either the equity or cost method of accounting as appropriate.

The Company has an investment that is accounted for using the equity method of accounting, which was acquired in the fourth quarter of 2010 and consists of a 50% interest in a joint venture which owns a gas gathering facility.  Loss of approximately $36,000 and income of approximately $5,000 from the joint venture was recognized for the three and nine months ended September 30, 2011, respectively, in the Company’s consolidated statements of operations.

Also in the fourth quarter of 2010, the Company acquired a 17.5% ownership in Sullivan Energy Ventures LLC (“Sullivan”).  At that time, the Company determined that it had the ability to significantly influence the operating decisions of Sullivan and accounted for its ownership in Sullivan by recording the Company’s pro-rata share of Sullivan’s financial results.  During the second quarter of 2011, it became evident that the Company would not be able to obtain the requisite amount of information relative to Sullivan’s revenues, expenses and reserves and thus did not have the ability to significantly influence the decisions of Sullivan.  As a result, the Company reclassified its investment in Sullivan to Investments in Affiliates in the accompanying consolidated balance sheets at the net investment value of approximately $463,000 as of April 1, 2011 and began to account for this investment using the cost method of accounting.  The Company’s standardized reserve disclosures at December 31, 2010 included

Note 2 — Summary of Significant Accounting Policies (continued)

approximately $796,000 and 663,000 Mcf of reserves related to Sullivan.  For the three months ended March 31, 2011, the Company would have recorded an additional oil and gas asset impairment expense of approximately $280,000 if the Sullivan reserves and related property balance had not been included in the ceiling test calculation.  Because this was a new entity, revenues and expenses recorded related to Sullivan were deminimus during 2010 and the first quarter of 2011.

Earnings Per Common Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.  The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested.  Diluted earnings per common share includes both the vested and unvested shares of restricted stock and the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period).  As a result of the reverse merger with SLSC on February 14, 2011 (see Note 3), the number of common shares outstanding from the beginning of the periods presented in the accompanying consolidated financial statements to the merger date were computed on the basis of the weighted-average number of common shares of Nytis USA outstanding during the respective periods multiplied by the exchange ratio established in the merger agreement, which was approximately 1,631 common shares of SLSC for each common share of Nytis USA.  The weighted average number of shares used in the earnings per share calculations were based on historical weighted-average number of common shares outstanding multiplied by the exchange ratio.  The number of common shares outstanding from the merger date to September 30, 2011 is the actual number of common shares of the Company outstanding during that period.

At September 30, 2011, the Company had common stock equivalents of 2,073,530 and 2,134,257 for the three and nine months ended September 30, 2011, respectively, which are excluded from the calculation of diluted loss per share as the effect would be anti-dilutive.

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

Note 4 — Acquisitions

ING Asset Acquisition

On April 22 and June 29, 2011, Nytis LLC effected an initial and subsequent close, respectively, under a February 14, 2011 Asset Purchase Agreement, as amended (the “ING APA”) with The Interstate Natural Gas Company, LLC and certain related parties, as seller (hereafter collectively referred to as “ING”), of certain gas and oil assets (the “ING Assets”).  The initial closing was held on April 22, 2011 for the purchase of approximately 45 natural gas wells for approximately $1.5 million.  The subsequent closing was held on June 29, 2011 for the purchase of the remaining assets consisting of interests in approximately 385 producing wells (total 430 producing wells), natural gas gathering and compression facilities and other related assets, for approximately $23.2 million.  The Company paid a total of approximately $25.9 million cash for the ING Assets which included additional purchase price adjustments and $600,000 consideration for extending the date of the final closing.

The Company acquired these assets to obtain proved developed producing reserves that were proximate and complimentary to the Company’s then current production and reserve base.  The ING Assets consist of certain natural gas properties, natural gas gathering and compression facilities and other related assets located in eastern Kentucky and four counties in West Virginia.  Specifically, the ING Assets include (i) some but not all of ING’s leases and interests in natural gas and oil leases, and wells and wellbores and related natural gas production equipment; (ii) partnership interests in various general partnerships that own comparable natural gas and oil assets as to which ING was the managing general partner, and where Nytis LLC succeeded to ING’s position as managing general partner, (iii) partnership interests in other general partnerships in which ING owned partnership interests, but was not the managing general partner; (iv) natural gas gathering and compression facilities related only to the acquired properties; and (v) various other contracts, and insignificant amounts of vehicles and equipment and easements and rights-of-way relating to or used in connection with the ownership and operation of the ING assets.  Nytis LLC assumed certain obligations to transport gas from wells that are owned by ING (or its affiliates) that Nytis LLC did not acquire, as well as obligations under other contracts and agreements that Nytis LLC acquired at the final closing.

The ING acquisition qualifies as a business combination and, as such, the Company estimated the fair value of the assets acquired and liabilities assumed as of the acquisition date (the date on which the Company obtained control of the properties).

The Company expensed approximately $459,000 of transaction costs that were included in general and administrative expenses on the accompanying consolidated statement of operations during the nine months ended September 30, 2011.

Total purchase consideration is still subject to final working capital adjustments which are expected to be completed by the end of the year.  At this time, the Company does not believe there will be significant adjustments to the amounts recorded.

Note 4 — Acquisitions (continued)

The following table summarizes the consideration paid to ING and the estimated fair value of the assets acquired and liabilities assumed.  See Note 5 for discussion of the fair value measurements.

(in thousands)
Consideration paid to sellers:
Cash consideration	$25,858

Recognized amounts of identifiable assets acquired and liabilities assumed:
Proved developed properties and related support facilities	$38,526
Asset retirement obligations	(1,387)
Operations receivable	474
Firm transportation obligations receivable:
Current	1,051
Long-term	2,062
Accounts and revenue payables assumed	(631)
Firm transportation obligations assumed (see Note 14)	(8,192)
Non-controlling equity interests	(6,045)
Total identifiable net assets	$25,858

ING Asset Acquisition Pro Forma

Below are consolidated results of operations for the quarter ended September 30, 2010 and the nine months ended September 30, 2011 and 2010, as though the ING acquisition made during 2011 had been completed as of January 1, 2011 and 2010, respectively.  The ING acquisition closed June 29, 2011 and accordingly, the Company’s Consolidated Statements of Operations for the quarter ended September 30, 2011 includes the results of operations for the three months ended September 30, 2011 of the ING properties acquired.

	Nine Months Ended	Three Months Ended	Nine Months Ended
(in thousands, except share data)	September 30, 2011	September 30, 2010	September 30, 2010
Revenue	$11,453	$3,723	$11,616
Net (loss) income before non-controlling interests	(11,559)	1,261	7,993
Net income attributable to non-controlling interests	499	(395)	(1,714)
Net (loss) income attributable to controlling interests	(11,060)	866	6,279

Net income (loss) per share (basic)	(0.17)	0.02	0.14
Net income (loss) per share (diluted)	(0.17)	0.02	0.13

Alerion Drilling I, LLC Asset Acquisition

Prior to the final closing, a portion of the ING Assets acquired by Nytis LLC from ING was held in the Alerion Partnership.  ING’s interest in the Alerion Partnership was fifty percent (50%) and the remaining interest of the Alerion Partnership was owned by Alerion Drilling.  Immediately prior to the ING final closing, ING and Alerion Drilling distributed all the assets of the Alerion Partnership to ING and Alerion Drilling, including the portion thereof (the “Alerion Partnership Assets”) that Nytis LLC purchased from ING under the ING APA.

On June 6, 2011, Nytis LLC entered into an Asset Purchase Agreement with Alerion Drilling to acquire Alerion Drilling’s fifty percent (50%) interest in the Alerion Partnership Assets.  On July 27, 2011, Nytis LLC closed the acquisition of Alerion’s interest in the Alerion Partnership Assets under the Alerion APA and, as a consequence acquired the remaining interest in the Alerion Partnership Assets that it had acquired from ING at the final closing.  Nytis LLC’s acquisition of the Alerion Partnership Assets was also effective as of January 1, 2011.  The purchase price paid by Nytis LLC for Alerion Drilling’s share of such assets was approximately $1.2 million including

Note 4 — Acquisitions (continued)

purchase price adjustments.  The following table summarizes the consideration paid to the sellers and the amounts of the assets acquired and liabilities assumed.

(in thousands)
Consideration paid to sellers:
Cash consideration	$1,200

Recognized amounts of identifiable assets acquired and liabilities assumed:
Proved developed properties	$1,394
Asset retirement obligations	(194)

Total identifiable net assets	$1,200

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

Level 2:                               Quoted prices in active markets for similar assets or liabilities that are observable for the asset or liability; or

Level 3:                               Unobservable pricing inputs that are generally less observable from objective sources.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 by level within the fair value hierarchy:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2011
Assets:
Commodity derivatives	$—	$218	$—	$218

December 31, 2010
Assets:
Commodity derivatives	$—	$171	$—	$171

As of September 30, 2011, the Company’s commodity derivative financial instruments are comprised of three natural gas swap agreements.  The fair values of the swap agreements are determined under the income valuation technique using a discounted cash flow model.  The valuation model requires a variety of inputs, including

Note 5 — Fair Value Measurements (continued)

contractual terms, published forward prices, volatilities for options, and discount rates, as appropriate.  The Company’s estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, the Company’s credit worthiness and the time value of money.  The consideration of these factors result in an estimated exit-price for each derivative asset or liability under a market place participant’s view.  All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy. The counterparty in all of the Company’s commodity derivative financial instruments is the lender in the Company’s bank credit facility.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

The fair value of each of the following assets and liabilities measured and recorded at fair value on a non-recurring basis are based on unobservable pricing inputs and therefore, are included within the Level 3 fair value hierarchy.

The Company uses the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money.  During the nine months ended September 30, 2011 and 2010, the Company recorded asset retirement obligations for additions of approximately $1.7 million and $66,000, respectively. See Note 2 for additional information.

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

The fair value of the non-controlling interest in the partnerships the Company is required to consolidate related to the ING Assets, was determined based on the net discounted cash flows of the proved developed producing properties attributable to the non-controlling interests in these partnerships.

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

Note 6 — Property and Equipment

Net property and equipment as of September 30, 2011 and December 31, 2010 consists of the following:

(in thousands)	September 30, 2011	December 31, 2010

Oil and gas properties
Proved oil and gas properties	$85,711	$43,535
Unproved properties not subject to depletion	2,208	2,164
Accumulated depreciation, depletion, amortization and impairment	(35,951)	(22,121)
Net oil and gas properties	51,968	23,578

Furniture and fixtures, computer hardware and software, and other equipment	609	488
Accumulated depreciation and amortization	(420)	(407)
Net other property and equipment	189	81

Total net property and equipment	$52,157	$23,659

As of September 30, 2011 and December 31, 2010, the Company had approximately $2.2 million of unproved oil and gas properties not subject to depletion.  The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties.  The excluded properties are assessed for impairment at least annually.  Subject to industry conditions, evaluation of most of these properties and the inclusion of their costs in amortized capital costs is expected to be completed within five years.

The Company capitalized overhead applicable to acquisition, development and exploration activities of approximately $341,000 and $321,000 for the nine months ended September 30, 2011 and 2010, respectively.

Note 7 — Bank Credit Facility

On April 21 and June 10, 2011, Nytis LLC amended its credit facility with the Bank of Oklahoma.  The credit facility’s maturity date was extended from May 2012 to May 2014.  The facility’s borrowing base was increased from $8 million to $20 million and the maximum line of credit available under hedging arrangements was increased from $2.7 million to $5.0 million.  The Funded Debt Ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges) for the most recently completed four consecutive fiscal quarters) increased from 3.5 to 1 to 4.25 to 1.  In connection with these amendments to the credit facility, Carbon entered into an agreement with the Bank of Oklahoma to guaranty Nytis LLC’s obligations under its credit facility.  Nytis LLC also granted the Bank of Oklahoma a security interest in certain of the assets it recently acquired from ING and their related parties and Alerion Drilling (see Note 4).

No repayments of principal are required until maturity, except to the extent that outstanding balances exceed the borrowing base then in effect; however, the Company has the right both to repay principal at any time and to reborrow.  Subject to the agreement of the Company and the lender, the size of the credit facility may be increased up to $50 million.  As of September 30, 2011, the borrowing base was $20.0 million.  The borrowing base is redetermined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redeterminations.  Under certain circumstances the lender may request an interim redetermination.  The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base.  Interest rates are based on either an Alternate Base Rate or LIBOR.  The portion of the loan based on an “Alternate Base Rate” is determined by the rate per annum equal to the greatest of the following: (a) the Federal Funds Rate for such day plus one-half of one percentage point, (b) the Prime Rate for such day or (c) LIBOR for a one-month LIBOR Interest Period plus one percentage point; plus 1.5%.  The portion based on LIBOR is determined by the rate per annum equal to LIBOR

Note 7 — Bank Credit Facility (continued)

plus between 2.5% and LIBOR plus 3.25% for each LIBOR tranche. For all debt outstanding regardless if the loan is based on the Alternative Base Rate or LIBOR, there is a minimum floor of 4.5% per annum. In addition, the credit facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements and agreements designated to protect the Company against changes in interest and currency exchange rates.  The maximum amount of credit on this line is $5.0 million.

At September 30, 2011, there were approximately $8.5 million in outstanding borrowings under the credit facility.  The Company’s effective borrowing rate at September 30, 2011 was 4.5%.  The credit facility is collateralized by substantially all of the Company’s oil and gas assets.  The credit facility includes terms that place limitations on certain types of activities and the payment of dividends, and requires satisfaction of a current ratio (the ratio of current assets to current liabilities as defined) of 1.0 to 1.0 and a maximum Funded Debt Ratio of 4.25 to 1.0 as of the end of any fiscal quarter.  The Company is in compliance with all covenants associated with the credit agreement as of September 30, 2011.

Note 8 — Income Taxes

The Company recognizes deferred income tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

At September 30, 2011, the Company has established a full valuation allowance against the balance of net deferred tax assets.

Note 9 — Stockholders’ Equity

Authorized and Issued Capital Stock

On March 22, 2011, the Company increased the number of its authorized common stock from 48,500,000 shares to 100,000,000 shares with a par value of $0.01 per share and deleted any and all references to the Class A Common Stock.

On June 16, 2011, a series of preferred stock designated as the “Series A Convertible Preferred Stock” to consist of 100 authorized shares with a par value $0.01 per share was created. Upon the effective date of filing a Certificate of Amendment to its Certificate of Incorporation (that would increase the Company’s authorized common stock from 100,000,000 shares to 200,000,000 shares) the preferred stock would automatically convert into common stock.

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

The $30 million in gross proceeds from the offering is before the deduction of fees payable to the placement agents, representing five percent of gross proceeds ($1.5 million), plus reimbursement of certain expenses and legal fees

Note 9 — Stockholders’ Equity (continued)

they incurred of approximately $248,000, as well as other fees and expenses of approximately $466,000 incurred by the Company in connection with the Private Placement.

Net proceeds from the Private Placement were used principally to complete the acquisition of certain gas and oil assets from ING (see Note 4) and to pay down $6.8 million of the Company’s bank credit facility.

As of September 30, 2011, the authorized capital stock of Carbon was 201,000,000 shares, comprised of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock.

During the three and nine month period ended September 30, 2011, no stock options, warrants or restricted stock awards were granted or forfeited.

Pursuant to the merger (see Note 3), all options, warrants and restricted stock have been adjusted to reflect the conversion ratio used in the merger.  Accordingly, as of September 30, 2011, the Company has 342,459 options outstanding and exercisable, 2,696,133 warrants (including 250,000 warrants granted by SLSC prior to the merger) and 1,956,912 shares of common stock outstanding that are subject to restricted stock agreements.

Also pursuant to the merger, Nytis USA was authorized, as manager of Nytis LLC, to offer to redeem all unvested, forfeitable restricted membership interests pursuant to the Nytis LLC restricted membership interest plan.  All of the restricted membership interests were redeemed in February 2011 for $300,000 and recorded as a general and administrative expense in the first quarter of 2011.

Note 10 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2011 and December 31, 2010 consist of the following:

(in thousands)	September 30, 2011	December 31, 2010

Accounts payable	$793	$342
Oil and gas revenue payable to oil and gas property owners	1,519	325
Production taxes payable	407	35
Accrued drilling costs	21	113
Accrued lease operating costs	571	98
Accrued ad valorem taxes	303	305
Accrued bonus and payroll costs	477	169
Private placement offering costs	236	—
Other accrued liabilities	697	245

Total accounts payable and accrued liabilities	$5,024	$1,632

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

Note 11 — Physical Delivery Contracts and Gas Derivatives (continued)

At September 30, 2011, other than the above mentioned contracts, the Company’s other gas sales contracts approximate index prices.

The Company’s swap agreements as of September 30, 2011 are summarized in the table below:

Floating Price
Agreement Type	Remaining Term	Quantity	Fixed Price Counterparty Payer	Nytis LLC Payer
Swap	10/11 - 4/12	10,000 MMBtu/month	$5.25/ MMBtu	(a)
Swap	10/11 - 12/11	10,000 MMBtu/month	$4.80/ MMBtu	(a)
Swap	1/12 - 12/12	10,000 MMBtu/month	$5.07/ MMBtu	(a)

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

The following table summarizes the fair value of the derivatives recorded in the consolidated balance sheets.  These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	September 30, 2011	December 31, 2010
Natural gas derivative contracts:
Current assets	$218	$171
Current liabilities	$—	$—

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three and nine months ended September 30, 2011 and 2010.  These realized and unrealized gains and losses are recorded and included in commodity derivative gain in the accompanying consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Commodity derivative contracts:
Realized gains	$50	$148	$234	$266
Unrealized gains	106	143	47	436

Total realized and unrealized gains, net	$156	$291	$281	$702

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

Note 12 — Related Party Transactions

Nytis Exploration Company (“NEC”) is an independent oil and gas company whose nature of its business is the exploration, development, production, marketing and sale of oil, gas, coalbed methane and other hydrocarbons in locations other than the United States.  Prior to the closing of the Private Placement on June 29, 2011 (see Note 9 and Item 2 — Recent Developments), NEC had substantially the same stockholders as the Company.  The Company had engaged NEC to assist in the management, direction and supervision of the operations and business functions of the Company.  A service agreement between the Company and NEC provided for certain restrictions on NEC’s authority to perform acts in connection with the business of the Company and established provisions for the compensation of NEC in performing these duties.

The Company and NEC terminated this service agreement on June 30, 2011.  Effective July 1, 2011, the parties entered into a new agreement whereby the Company will manage, direct and supervise the operations and business of NEC for a monthly fee of $15,000.  The new agreement’s initial term of one year is automatically renewable for successive one-year terms.  For the quarter ending September 30, 2011, pursuant to the new service agreement, the Company charged NEC $45,000.

General and administrative expenses charged by NEC to the Company were nil and approximately $315,000 for the three months ended September 30, 2011 and 2010, respectively.  NEC charged the Company general and administrative expenses of approximately $673,000 and $876,000 for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, the Company owed NEC approximately $37,000.  This payable consists primarily of charges incurred under the service agreement.

Note 13 — Supplemental Cash Flow Disclosure

Supplemental cash flow disclosures for the nine months ended September 30, 2011 and 2010 are presented below:

	Nine Months Ended September 30,
(in thousands)	2011	2010

Cash paid during the period for:
Interest payments	$274	$291

Non-cash transactions:
Increase in net asset retirement obligations due to additions	$121	$66
Various assets acquired and liabilities assumed in acquisition (see Note 4)	$6,623	$—
Decrease in net asset retirement obligations due to sale of properties	$—	$(513)
Decrease in accounts payable and accrued liabilities included in oil and gas properties	$(170)	$(492)
Offering costs included in accounts payable	$236	$—
Net assets transferred from oil and gas properties to investment in affiliate	$463	$—
Increase in interest receivable on promissory note	$—	$9

Note 14 — Commitments and Contingencies

The Company assumed long-term firm transportation contracts in the ING Asset acquisition.  Capacity levels and related demand charges for the remaining term of the contracts at September 30, 2011 are (i) for the remainder of 2011 through 2013; approximately 7,700 dekatherms per day capacity with demand charges ranging between $.22 and $1.40 per dekatherm, (ii) for 2014 through May 2015; 3,450 dekatherms per day with demand charges ranging between $.22 and $.65 and (iii) for June 2015 through 2017; 2,300 dekatherms per day with demand charges of $.65 per dekatherm.  A liability of approximately $8.2 million related to firm transportation contracts assumed in the

Note 14 — Commitments and Contingencies (continued)

ING Asset acquisition (see Note 4) was recorded of which $7.5 million is reflected on the Company’s consolidated balance sheets as of September 30, 2011.

In addition to the contracts assumed in the ING Asset acquisition, the Company has other long-term firm transportation contracts related to the Nytis LLC assets.  Capacity and related demand charges for the remaining term of the contracts at September 30, 2011 are (i) for the remainder of 2011 through March 2013; 1,300 dekatherms per day with demand charges ranging from $.22 to $.80 per dekatherm and (ii) 1,000 dekatherms per day with demand charges of $.22 from April 2013 through April 2036.

In connection with the Private Placement (see Note 9) of the Company’s common stock and Series A Convertible Preferred Stock, the Company entered into a Registration Rights Agreement (the “Agreement”) with the purchasers of the common stock.  Pursuant to the Agreement, the Company is required to file with the SEC and have declared effective one or more registration statements to register the resale of the common stock shares sold in the Private Placement.  If the Company fails to meet the deadlines for filing and effectiveness of the registration statement(s) set forth in the Agreement or if it fails to maintain the effectiveness thereof for the term provided for in the Agreement, the Company will be obligated to make pro rata payments to the common stock purchasers in an amount equal to 1.5% of the aggregate amount invested by such purchasers for each 30 day period until the Company fulfills its obligations.  The Company filed the registration statement within the time period required by the Agreement, however such registration has not been declared effective within the time period required by the Agreement.  Accordingly, the Company may be obligated to make pro rata payments to the common stock purchasers until the registration statement has been declared effective.  The Company has recorded a liability of $450,000 which represents the Company’s potential exposure for these payments as of the date of this filing.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

On February 14, 2011, the Company closed the January 31, 2011 Merger Agreement, between (i) SLSC and its subsidiary Merger Co, and (ii) Nytis USA.  As a result, Merger Co was merged with and into Nytis USA, and Nytis USA is a surviving subsidiary of SLSC.  Subsequent to the merger, the Company believed that the continued use of the name St. Lawrence Seaway Corporation might result in market confusion regarding the Company’s operations and business objectives.  The Company believed the name “Carbon Natural Gas Company” was more descriptive of the business operations in which the Company engages.  This action was implemented by filing an Amended and Restated Certificate of Incorporation with the State of Delaware which become effective May 2, 2011.

The Company is an independent natural gas and oil company engaged in the acquisition, exploration, development and production of natural gas and oil properties located in the Appalachian and the Illinois Basins of the United States.  The Company’s business is comprised of the assets and properties of Nytis USA and its subsidiaries Nytis LLC and Nytis Pennsylvania which conduct the Company’s operations in the Appalachian and Illinois Basins.  The Company focuses on unconventional reservoirs, including fractured shale gas plays, tight gas sands and coalbed methane.  Our corporate headquarters are in Denver, Colorado and Lexington, Kentucky.

Recent Developments

Private Placement of Securities

On June 29, 2011, the Company closed a private placement of securities which resulted in the sale of 44,444,444 common stock shares at a price of $0.45 per share and 100 shares of Series A Convertible Preferred Stock at a price of $100,000 per share.  Because the Company had only 100,000,000 common shares authorized, with not enough shares to cover the additional common shares needed to close the Private Placement at the pricing negotiated by the principal institutional investors, the Company issued preferred shares to Yorktown Energy Partners IX, L.P. which would automatically convert to common shares when the increase in authorized common shares (to 200,000,000 shares) was implemented under Delaware law.  On July 18, 2011, the increase was implemented, and the Company issued 22,222,222 common shares to Yorktown Energy Partners IX, L.P.  Upon such conversion, the Company had issued a total of 66,666,666 shares of common stock at $0.45 per share, for $30 million in gross proceeds as part of the Private Placement.

In connection with the Private Placement of the Company’s common stock and Series A Convertible Preferred Stock, the Company entered into a Registration Rights Agreement (the “Agreement”) with the purchasers of the common stock.  Pursuant to the Agreement, the Company is required to file with the SEC and have declared effective one or more registration statements to register the resale of the common stock shares sold in the Private Placement.  If the Company fails to meet the deadlines for filing and effectiveness of the registration statement(s) set forth in the Agreement or if it fails to maintain the effectiveness thereof for the term provided for in the Agreement, the Company will be obligated to make pro rata payments to the common stock purchasers in an amount equal to 1.5% of the aggregate amount invested by such purchasers for each 30 day period until the Company fulfills its obligations.  The Company filed the registration statement within the time period required by the Agreement, however such registration has not been declared effective within the time period required by the Agreement.  Accordingly, the Company may be obligated to make pro rata payments to the common stock purchasers until the registration statement has been declared effective.  The Company has recorded a liability of $450,000 which represents the Company’s potential exposure for these payments as of the date of this filing.

Net proceeds from the Private Placement were principally used for Nytis LLC to complete the acquisition from ING described below.  After initially reducing the outstanding balance of its credit facility with the Bank of Oklahoma, the remainder of the net proceeds were used to fund the Alerion Drilling I, LLC acquisition described below, drilling and completion activities and for general working capital purposes.

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

The natural gas production associated with the assets acquired from ING is gathered through a series of mostly 2-4 inch gathering lines to numerous meter stations.  At these meter stations the gas is delivered directly into interstate transmission lines or into other gatherers or into one of several systems owned by local production companies for redelivery into interstate transmission.  Nytis LLC has assumed certain obligations to transport gas from wells owned by ING (or its affiliates) that Nytis LLC did not acquire, as well as obligations under other contracts and agreements that Nytis LLC acquired on the ING Closing Date.  Nytis LLC did not buy all of ING’s assets, or ING itself or its business generally.

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

Nytis LLC paid $450,000 as a deposit into an escrow account when the original APA was signed.  There remains $200,000 in the escrow account to cover possible indemnity claims that Nytis LLC may bring within one year of the ING Final Closing.  The Effective Date of the acquisition under the APA was January 1, 2011.  The original purchase price of $29.6 million under the APA was adjusted pursuant to adjustments:

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

At the Initial and Final Closings, we paid a total of approximately $24.2 million cash for the ING Assets: $1.5 million at the Initial Closing (funded through a loan from our credit facility), and $22.7 million at the Final Closing (from the Private Placement).  Because completion of the financing through the Private Placement took longer than anticipated, in addition to the amount paid at the Final Closing, Nytis LLC paid ING $500,000 in return for a promissory note which was cancelled at the final close and the amount due under the note was credited against the amount due ING at the final close and a total of $765,000 as additional purchase price adjustments including $600,000 consideration for extending the date of the Final Closing to June 29, 2011.

Alerion Drilling I, LLC

Prior to the Final Closing, a portion of the ING Assets acquired by Nytis LLC from ING was held in the Alerion Partnership.  ING’s interest in the Alerion Partnership was fifty percent (50%) and the remaining interest of the Alerion Partnership was owned by Alerion Drilling.  Immediately prior to the ING Final Closing, ING and Alerion Drilling distributed all the assets of the Alerion Partnership to ING and Alerion Drilling, including the portion thereof (the “Alerion Partnership Assets”) that Nytis LLC purchased from ING under the ING APA.

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

Further Amendment to Credit Facility

On April 21, 2011, the Company’s borrowing base under Nytis LLC’s credit facility with the Bank of Oklahoma was increased from $8.0 million to $10 million.  Effective June 29, 2011, as a result of the increase in proved reserves attributable to the assets acquired from ING, the Company’s borrowing base under this facility was increased from $10 million to $20 million, and the maximum line for credit available under hedging arrangements was increased from $2.7 million to $5 million.  The maturity of all loans from the credit facility was extended from May 31, 2012 to May 31, 2014.

Results of Operations

The following discussion and analysis relates to items that have affected our results of operations for the three months and nine months ended September 30, 2011 and 2010.  The following tables set forth, for the periods presented, selected historical statements of operations data.  The information contained in the table below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information under “Forward Looking Statements” below.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

	Three Months Ended
	September 30,		Increase /	Percent
(in thousands except per unit data)	2011	2010	(Decrease)	Change
Revenue:
Oil and natural gas sales	$3,388	$1,139	$2,249	197%
Commodity derivative gain	156	291	(135)	-46%
Other income	291	132	159	120%
Total revenues	3,835	1,562	2,273	146%

Expenses:
Lease operating expenses	625	255	370	145%
Transportation costs	470	104	366	352%
Production and property taxes	214	102	112	110%
General and administrative	1,182	677	505	75%
Depreciation, depletion and amortization	914	363	551	152%
Accretion of asset retirement obligations	60	4	56	*
Impairment of oil and gas properties	3,825	—	3,825	*
Total expenses	7,290	1,505	5,785	384%

Operating loss	$(3,455)	$57	$(3,512)	*

Other income and expenses:
Interest income	$1	$10	$(9)	-90%
Interest expense	(131)	(41)	90	220%
Other expenses	(450)	—	450	*
Equity investment loss	(36)	—	36	*
Total other income and expenses	$(616)	$(31)	585	*

Production data:
Natural gas (MMcf)	644	234	410	175%
Oil and liquids (MBbl)	5	1	4	400%
Combined (MMcfe)	674	240	434	181%

Average prices before effects of hedges:
Natural gas (per Mcf)	$4.70	$4.71	$(0.01)	0%
Oil and liquids (per Bbl)	$71.82	$37.76	$34.06	90%
Combined (per Mcfe)	$5.03	$4.75	$0.28	6%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$4.94	$5.95	$-1.01	-17%
Oil and liquids (per Bbl)	$71.82	$37.76	$34.06	90%
Combined (per Mcfe)	$5.26	$5.96	$-.70	-12%

Average costs (per Mcfe):
Lease operating expenses	$0.93	$1.06	$-0.13	-12%
Transportation costs	$0.70	$0.43	$0.27	63%
Production and property taxes	$0.32	$0.43	$(0.11)	-26%
Depreciation, depletion and amortization	$1.36	$1.51	$(0.15)	-10%

*         Not meaningful or applicable

**       Includes realized and unrealized commodity derivative gains

Oil and natural gas sales- Revenues from sales of natural gas and oil and liquids increased to $3.4 million for the three months ended September 30, 2011 from $1.1 million for the three months ended September 31, 2010, an increase of 197%. Approximately $1.9 million of the increase is attributed to oil and gas revenues generated from the oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively. The balance of the increase, partially offset by an average natural gas price decrease of approximately 17%, was primarily due to a 7.5% increase in gas production and an increase of approximately 4,000 barrels of oil attributed to new oil production in Kentucky.

Commodity derivative gains- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed or variable swap contracts when our management believes that favorable future sales prices for our natural gas production can be secured.  Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-market gains or losses, as well as realized gains or losses on the derivative instruments, are currently recognized in our results of operations.  The unrealized gains and losses represent the changes in the fair value of these swap agreements as future strip prices fluctuate from the fixed price we will receive from these swap agreements.  For the three months ended September 30, 2011 we had hedging gains of approximately $156,000 compared to hedging gains of approximately $291,000 for the three months ended September 30, 2010.

Lease operating expenses- Lease operating expenses increased to approximately $625,000 for the three months ended September 30, 2011 from $255,000 for the three months ended September 30, 2010.  Approximately $188,000 of the increase is attributed to lease operating expenses incurred on oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively.  The balance of the increase was primarily due to major repairs to roads and well sites damaged by area flooding in Kentucky and West Virginia and the addition of new wells principally in Illinois and Kentucky. On a per Mcfe basis, lease operating expenses decreased from $1.06 per Mcfe for the three months ended September 30, 2010 to $0.93 per Mcfe for the three months ended September 30, 2011.

Transportation costs- Transportation costs increased from approximately $104,000 for the three months ended September 30, 2010 to approximately $470,000 for the three months ended September 30, 2011.  Approximately 90% of the increase in the transportation and gathering costs is attributed to the ING and Alerion Drilling oil and gas properties acquired on June 29, 2011 and July 27, 2011, respectively.  The balance of the increase is due to transportation price increases and transportation costs for new producing properties located in Illinois and Kentucky.  On a per Mcfe basis, these expenses increased from $0.43 per Mcfe for the three months ended September 30, 2010 to $0.70 per Mcfe for the three months ended September 30, 2011 due to higher gathering costs per Mcfe incurred on the acquired properties compared to the Company’s gas properties prior to the acquisitions.

Production and property taxes- Production and property taxes increased from approximately $102,000 for the three months ended September 30, 2010 to approximately $214,000 for the three months ended September 30, 2011.  This increase is attributed to production and property tax expenses incurred on the oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively.  Although production and property taxes increased, the Company’s costs per Mcfe decreased from $0.43 per Mcfe for the three months ended September 30, 2010 to $0.32 per Mcfe for the three months ended September 30, 2011.  As a result of the acquisitions in 2011, a major portion of Company’s production in the third quarter of 2011 was generated in states with lower tax rates as compared to the three months ended September 30, 2010, causing a lower weighted average rate per Mcfe.

Depreciation, depletion and amortization (DD&A)- DD&A increased from approximately $363,000 for the three months ended September 30, 2010 to approximately $914,000 for the three months ended September 30, 2011.  As previously noted, the increase is principally attributed with depletion expense associated with the increased production from the oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively.  On a per Mcfe basis, these expenses decreased from $1.51 per Mcfe for the three months ended September 30, 2010 to $1.36 per Mcfe for the three months ended September 30, 2011.  Depletion rates are impacted by capital expenditures, future development costs, impairment expense and changes in reserves.  The Company’s depletion rate decreased due to the impact on the blended rate of the ING and Alerion Drilling acquisitions which had a lower depletion rate than the Company’s depletion rate on its oil and gas properties prior to the acquisitions.

Impairment of oil and gas properties- The Company recognized a non-cash impairment expense of approximately $3.8 million due to the Company’s full cost pool exceeding the ceiling limitation as of September 30, 2011.  The Company did not recognize any non-cash impairment charges for the quarter ended September 30, 2010.  The impairment for the three months ended September 30, 2011 was primarily attributed to a new gathering arrangement on certain of the Company’s proved undeveloped gas reserves in Kentucky. Additionally, during the quarter, there was a reduction in natural gas prices utilized in calculating the present value of future revenues from the

Company’s proved gas reserves.  These negative effects to future revenues were partially offset by additional proved undeveloped oil reserves booked during the quarter.

General and administrative expenses- General and administrative expenses increased from approximately $677,000 for the three months ended September 30, 2010 to approximately $1.2 million for the three months ended September 30, 2011 primarily due to additional costs incurred related to public company costs including insurance, legal, audit, salaries and costs associated with the acquisitions of ING and Alerion Drilling oil and gas properties and merger related expenses.

Interest expense- Interest expense increased from approximately $41,000 for the three months ended September 30, 2010 to approximately $131,000 for the three months ended September 30, 2011 primarily due to an average higher debt balance during the quarter ended September 30, 2011 as compared with the same period in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

	Nine Months Ended
	September 30,		Increase /	Percent
(in thousands except per unit data)	2011	2010	(Decrease)	Change
Revenue:
Oil and natural gas sales	$5,894	$3,790	$2,104	56%
Commodity derivative gain	281	702	(421)	-60%
Other income	481	255	226	89%
Total revenues	6,656	4,747	1,909	40%

Expenses:
Lease operating expenses	1,314	767	547	71%
Transportation costs	742	226	516	228%
Production and property taxes	410	313	97	31%
General and administrative	3,771	2,412	1,359	56%
Depreciation, depletion and amortization	1,661	1,163	498	43%
Accretion of asset retirement obligations	71	13	58	446%
Impairment of oil and gas properties	12,205	—	12,205	*
Total expenses	20,174	4,894	15,280	312%

Operating loss	$(13,518)	$(147)	$13,371	*

Other income and expenses:
Interest income	$1	$29	$(28)	-97%
Interest expense	(323)	(291)	32	-11%
Loss on disposition of fixed asset	(13)	—	13	*
Other expense	(450)	—	450	*
Equity investment income	5	—	5	*
Gain on sale of properties	—	9,877	(9,877)	*
Total other income and expenses	$(780)	$9,615	$(10,395)	-108%

Production data:
Natural gas (MMcf)	1,140	750	390	52%
Oil and liquids (MBbl)	8	1	7	*
Combined (MMcfe)	1,188	756	432	57%

Average prices before effects of hedges:
Natural gas (per Mcf)	$4.62	$4.98	$(0.36)	-7%
Oil and liquids (per Bbl)	$78.41	$56.58	$21.83	39%
Combined (per Mcfe)	$4.96	$5.01	$(0.05)	-1%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$4.87	$5.91	$(1.04)	-18%
Oil and liquids (per Bbl)	$78.41	$56.58	$21.83	39%
Combined (per Mcfe)	$5.20	$5.94	$(0.74)	-12%

Average costs (per Mcfe):
Lease operating expenses	$1.11	$1.01	$0.10	10%
Transportation costs	$0.62	$0.30	$0.32	107%
Production and property taxes	$0.35	$0.41	$(0.06)	-15%
Depreciation, depletion and amortization	$1.40	$1.54	$(0.14)	-9%

*                                Not meaningful or applicable

**                         Includes realized and unrealized commodity derivative gains

Oil and natural gas sales- Revenues from sales of natural gas and oil and liquids increased to $5.9 million for the nine months ended September 30, 2011 from $3.8 million for the nine months ended September 30, 2010. This increase was primarily due to new revenues received from oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively.

Commodity derivative gains- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed or variable swap contracts when our management believes that favorable future sales prices for our natural gas production can be secured.  Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-market gains or losses, as well as realized gains or losses on the derivative instruments, are currently recognized in our results of operations.  The unrealized gains and losses represent the changes in the fair value of these swap agreements as future strip prices fluctuate for the fixed price we will receive from these swap agreements.  For the nine months ended September 30, 2011 we had hedging gains of approximately $281,000 compared to hedging gains of approximately $702,000 for the nine months ended September 30, 2010.

Lease operating expenses- Lease operating expenses increased approximately 71% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the addition of oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively, major repairs to roads and well sites damaged by area flooding in Kentucky and West Virginia, and the addition of new wells principally in Illinois and Kentucky.  These costs were partially offset by the disposition of the Company’s Pennsylvania assets in the first quarter of 2010.  On a per Mcfe basis, lease operating expenses increased from $1.01 per Mcfe for the nine months ended September 30, 2010 to $1.11 per Mcfe for the nine months ended September 30, 2011.

Transportation costs- Transportation costs increased from approximately $226,000 for the nine months ended September 30, 2010 to approximately $742,000 for the nine months ended September 30, 2011 due to transportation price increases and transportation costs for new production from the Company’s Illinois properties and transportation for production from oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively.  On a per Mcfe basis, these expenses increased from $0.30 per Mcfe for the nine months ended September 30, 2010 to $0.62 per Mcfe for the nine months ended September 30, 2011 due to higher gathering costs per Mcfe incurred on the acquired properties compared to the Company’s properties prior to the acquisitions.

Production and property taxes- Production and property taxes increased from approximately $313,000 for the nine months ended September 30, 2010 to approximately $410,000 for the nine months ended September 30, 2011 primarily due to new natural gas production in the Illinois Basin, new oil production in the Appalachian Basin and new oil and gas production from properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively. On a per Mcfe basis, these expenses decreased from $0.41 per Mcfe for the nine months ended September 30, 2010 to $0.35 per Mcfe for the nine months ended September 30, 2011.  As a result of the acquisitions in 2011, a portion of the Company’s production for the year was generated in states with lower tax rates as compared to 2010, causing a lower weighted average rate per Mcfe.

Depreciation, depletion and amortization (DD&A)- DD&A increased from approximately $1.2 million for the nine months ended September 30, 2010 to approximately $1.7 million for the nine months ended September 30, 2011.  On a per Mcfe basis, these expenses decreased from $1.54 per Mcfe for the nine months ended September 30, 2010 to $1.40 per Mcfe for the nine months ended September 30, 2011.  The Company’s depletion rate decreased due to the impact on the blended rate of the ING and Alerion Drilling acquisitions which had a lower depletion rate than the Company’s depletion rate on its oil and gas properties prior to the acquisitions.

Impairment of oil and gas properties- The Company recognized a non-cash impairment expense of approximately $12.2 million due to the Company’s full cost pool exceeding the ceiling limitation for the nine month period ended September 30, 2011.  The impairment for the nine months ended September 20, 2011 was primarily attributed to a new gathering arrangement on certain of the Company’s proved undeveloped gas reserves in Kentucky and reductions in natural gas prices utilized in calculating the present value of future net revenues from the Company’s proved gas reserves.  A further decline in oil and natural gas prices could result in a further impairment of the Company’s oil and gas properties in subsequent periods.  In the first nine months of 2010, the Company did not record a non-cash impairment.

General and administrative expenses- General and administrative expenses increased from $2.4 million for the nine months ended September 30, 2010 to $3.8 million for the nine months ended September 30, 2011 primarily due to costs totaling approximately $712,000 associated with the merger with SLSC and the acquisition of the ING Assets and Alerion Drilling oil and gas interests.  Pursuant to the merger, Nytis USA was authorized, as manager of Nytis LLC, to offer to redeem all unvested, forfeitable restricted membership interests pursuant to the Nytis LLC restricted membership interest plan.  All of the restricted membership interests were redeemed in February 2011 for $300,000 which also contributed to the increase in general and administrative expenses in the nine month period of 2011 as compared with the nine month period of 2010.

Interest expense- Interest expense increased from approximately $291,000 for the nine months ended September 30, 2010 to approximately $323,000 for the nine months ended September 30, 2011 primarily due to average higher debt balances during the nine month period in 2011 as compared with the same period in 2010.  During the nine month period ended September 30, 2010, the Company paid down its outstanding debt by approximately $23.5 million with a portion of the proceeds from the disposition of the Company’s Pennsylvania assets in the first quarter of 2010.

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

Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations.  For the quarter and nine months ended September 30, 2011, natural gas made up approximately 95% and 96%, respectively, of our hydrocarbon production and, as a result, our operations and cash flow are more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market price for oil and liquids. We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of September 30, 2011, we have outstanding hedges of 60,000 MMbtu for 2011 at an average price of $5.03 per MMbtu and 160,000 MMbtu for 2012 at an average price of $5.11 per MMbtu.  This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2011 and 2012.  However, future hedging activities may result in reduced income or even financial losses to us. See “Risk Factors— Our future use of hedging arrangements could result in financial losses or reduce income,” in our Amended Current Report on Form 8-K/A filed with the SEC on September 21, 2011 for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. As of September 30, 2011, our derivative counterparty was party to our credit facility, or its affiliates.

The other primary source of liquidity is our U.S. credit facility (described below), which had an aggregate borrowing base of $20.0 million as of September 30, 2011.  This facility is used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facility is secured by a portion of our assets and matures in May 2014. See—“Bank Credit Facility” below for further details. The available borrowing base under the credit facility could increase or decrease based on the semi-annual redetermination which takes into consideration the expected future oil and natural gas prices.  We had approximately $8.5 million drawn on our credit facility as of September 30, 2011.

Our ability to access the debt and equity capital markets on economical terms is affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

We believe that our current cash and cash equivalents, cash flows provided by operating activities, and $11.5 million of funds available under our credit facility at September 30, 2011 will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures for at least the next twelve months (other than the potential acquisition of additional natural gas and oil properties), and our contractual obligations. However, if our revenue and cash flow decrease in the future as a result of a deterioration in domestic and global economic conditions or a significant decline in commodity prices, we may elect to reduce our planned capital expenditures. We believe that this financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate. See “Risk Factors,” in our Amended Current Report on Form 8-K/A filed with the SEC on September 21, 2011 for a discussion of the risks and uncertainties that affect our business and financial and operating results.

Bank Credit Facility

Nytis LLC has a bank credit facility which consists of a $50.0 million credit facility (the “Credit Facility”) with Bank of Oklahoma. The Credit Facility will mature in May 2014 and is guaranteed by Nytis USA and Carbon. Our availability under the Credit Facility is governed by a borrowing base (the “Borrowing Base”), which at September 30, 2011 was at $20.0 million.  On June 10, 2011, Nytis LLC and Bank of Oklahoma amended the Credit Facility to provide an increase in the Borrowing Base to $20.0 million. The determination of the Borrowing Base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of our natural gas properties in accordance with the lenders’ customary practices for natural gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. The next redetermination of the Borrowing Base is expected to occur in November 2011. In addition to the semi-annual redeterminations, Nytis LLC and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the Borrowing Base redetermined.

A lowering of the Borrowing Base could require us to repay indebtedness in excess of the Borrowing Base in order to cover the deficiency.

The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base.  Interest rates are based on either an Alternate Base Rate or LIBOR.  The portion of the loan based on an “Alternate Base Rate” is determined by the rate per annum equal to 1.5% plus the greatest of the following: (a) the Federal Funds Rate for such day plus one-half of one percentage point, (b) the Prime Rate for such day or (c) LIBOR for a one-month LIBOR Interest Period plus one percentage point.  The portion based on LIBOR is determined by the rate per annum equal to LIBOR plus between 2.5% and LIBOR plus 3.25% for each LIBOR tranche. For all debt outstanding regardless if the loan is based on an Alternative Base Rate or LIBOR, there is a minimum floor of 4.5% per annum.

The Credit Facility includes terms that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and requires satisfaction of a current ratio (the ratio of current assets to current liabilities as defined) of 1.0 to 1.0 and a maximum Funded Debt Ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges)) of 4.25 to 1.0, for the most recently completed four consecutive fiscal quarters as of the end of any fiscal quarter.  If we were to fail to perform our obligations under these covenants or other covenants and obligations, it could cause an event of default and the Credit Facility could be terminated and amounts outstanding could be declared immediately due and payable by the lenders, subject to notice and, in certain cases, cure periods. Such events of default include non-payment, breach of warranty, non-performance of financial covenants, default on other indebtedness, certain adverse judgments, change of control, and a failure of the liens securing the Credit Facility.  In addition, bankruptcy and insolvency events with respect to Nytis LLC or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facility.

Under the Credit Facility, we are required to mortgage and grant a security interest in 80% of the present value of our proved natural gas properties. Under certain circumstances, we could be obligated to pledge additional assets as collateral.

Of the $50.0 million total nominal amount under the Credit Facility, Bank of Oklahoma held 100% of the total commitments.  As of September 30, 2011 there was $8.5 million borrowed under our Credit Facility.

In addition, the Credit Facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements and agreements designated to protect the Company against changes in interest and currency exchange rates.  The maximum amount of credit on this line is $5.0 million.

Historical Cash Flow

Net cash provided by (used in) operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended
	September 30,
(in thousands)	2011	2010

Net cash provided by (used in) operating activities	$(2,883)	$(2,725)
Net cash provided by (used in) investing activities	$(30,233)	$26,585
Net cash provided by (used in) financing activities	$33,431	$(23,049)

Net cash provided by or used in operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital.  Operating cash flows decreased $158,000 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Net cash provided by (used in) investing activities is primarily comprised of the acquisition, exploration, and development of natural gas properties net of dispositions of natural gas properties. The decrease in investing cash flows of approximately $56.8 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to the acquisition of oil and gas properties from ING in the second quarter of 2011 and the proceeds received by the disposition of the Company’s Pennsylvania assets in the first quarter of 2010.

The increase in financing cash flows of $56.5 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to the proceeds received from the issuance of common and preferred shares in the second quarter of 2011 and the net repayments of bank borrowings of $23.5 million from proceeds received by the disposition of the Company’s Pennsylvania assets in the first quarter of 2010.  See “Capital Expenditures” below for more detail on our capital expenditures.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2011 and 2010 are summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2011	2010

Acquisition of oil and gas properties:
Unevaluated properties	$191	$79
Proved producing properties	38,430	1,319

Drilling and development	2,281	1,805
Pipeline and gathering	53	168
Other	152	—
Total capital expenditures	$41,107	$3,371

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

Due to the significant downturn in the overall economy and its impact on the price for natural gas, we chose to reduce our capital expenditures for drilling activity for the nine months ended September 30, 2011 and 2010 by keeping our exploration and development capital spending near our cash flows which the Company can manage as it controls and operates substantially all the wells in which it has an interest.  Primary factors impacting the level of our capital expenditures include natural gas prices, the volatility in these prices, the cost and availability of oil field services, general economic and market conditions, and weather disruptions.  As of September 30, 2011, the Company’s quarterly ceiling test resulted in an impairment of approximately $3.8 million.  A further decline in oil and natural gas prices could result in an impairment of the Company’s oil and gas properties in subsequent periods.

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

We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included or incorporated in Part 1A of our Amended Current Report on Form 8-K/A filed with the SEC on September 21, 2011.

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

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2011, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements and (ii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as natural gas transportation commitments and derivative contracts that are sensitive to future changes in commodity prices or interest rates. We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

The following table represents a reconciliation of our net earnings (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2011 and 2010.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(in thousands)	2011	2010

Net loss	$(3,228)	$(116)

Adjustments:
Interest expense	131	41
Depreciation, depletion and amortization	914	363
EBITDA	(2,183)	288

Adjusted EBITDA
EBITDA	(2,183)	288
Adjustments:
Accretion of asset retirement obligations	60	4
Impairment of oil and gas properties	3,825	—
Net (loss) income attributed to non-controlling interests	(844)	141
Adjusted EBITDA	$858	$433

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(in thousands)	2011	2010

Net (loss) income	$(13,352)	$3,156

Adjustments:
Interest expense	323	291
Income taxes	—	5,404
Depreciation, depletion and amortization	1,661	1,163
EBITDA	(11,368)	10,014

Adjusted EBITDA
EBITDA	(11,368)	10,014
Adjustments:
Net (loss) income attributed to non-controlling interests	(947)	908
Accretion of asset retirement obligations	71	13
Impairment of oil and gas properties	12,205	—
Gain on sale of oil and gas properties	—	(9,877)
Adjusted EBITDA	$(39)	$1,058

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports and the Board of Directors.

As required by Rule 13a - 15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d-15(e) under the Exchange Act as of September 30, 2011.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow such persons to make timely decisions regarding required disclosures.

Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2011, Nytis LLC was served with a summons and complaint brought by James B. Lauffer, filed in Martin County, Kentucky.  The suit was brought against ING and Nytis LLC was named as a co-defendant.  The complaint alleges that ING (i) has failed to pay plaintiff for its overriding royalty interests and working interest related to certain wells located on property in Martin County, Kentucky and (ii) has improperly deducted operating expenses from payments made to plaintiff in connection with plaintiff’s overriding royalties from one well.  Pursuant to the ING APA, ING agreed to indemnify Nytis LLC for (i) all Losses (as such term is defined in the ING APA) arising from the breach by ING of any representation, warranty or covenant set forth in the Agreement that survives Closing and (ii) all Losses arising from or in connection with the Excluded Obligations (as such term is defined in the ING APA).  Nytis LLC believes that the claims alleged by Mr. Lauffer are subject to indemnification by ING pursuant to the ING APA and on October 27, 2011, Nytis LLC delivered a written notice of claim for indemnification to ING.  Nytis LLC has engaged Kentucky counsel in connection with the claims brought by Mr. Lauffer as well as in connection with asserting Nytis LLC’s claim for indemnification from ING.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities during the quarter ended September 30, 2011, and subsequently, have been previously disclosed in a quarterly report on Form 10-Q.

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

ITEM 6.  Exhibits

Exhibit No.	Description

3(i)	Certificate of Amendment to Certificate of Incorporation of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on July 19, 2011.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON NATURAL GAS COMPANY
(Registrant)

Date: November 14, 2011	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
President and CEO

Date: November 14, 2011	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer