Form 10-Q
period 2012-03-31
Carbon Natural Gas Co
filed 2012-05-15
CIK 86264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2012 or

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

At May 13, 2012, there were issued and outstanding 115,715,405 shares of the Company’s common stock, $0.01 par value.

Carbon Natural Gas Company

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CARBON NATURAL GAS COMPANY

Consolidated Balance Sheets

(in thousands)	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$148	$473
Accounts receivable:
Revenue	1,836	1,815
Joint interest billings and other	414	713
Firm transportation contract obligations (note 13)	1,000	1,019
Due from related parties (note 14)	567	228
Prepaid expense, deposits and other current assets	112	85
Derivative assets	285	308
Total current assets	4,362	4,641

Property and equipment, at cost (note 5)
Oil and gas properties, full cost method of accounting:
Proved, net	43,184	48,890
Unevaluated	1,468	1,369
Other property and equipment, net	293	287
	44,945	50,546

Investments in affiliates (note 6)	1,215	1,126
Other long-term assets	1,561	1,869

Total assets	$52,083	$58,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,562	$5,856
Firm transportation contract obligations (note 13)	2,632	2,681
	7,194	8,537

Non-current liabilities:
Asset retirement obligation (note 2)	2,175	2,149
Firm transportation contract obligations (note 13)	3,464	4,096
Notes payable (note 7)	10,808	8,758
Total non-current liabilities	16,447	15,003

Commitments (note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 1,000,000 shares, no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; authorized 200,000,000 shares, 115,715,405 and 114,185,405 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,142	1,142
Additional paid-in capital	54,027	53,922
Non-controlling interests	4,415	4,884
Accumulated deficit	(31,142)	(25,306)
Total stockholders’ equity	28,442	34,642

Total liabilities and stockholders’ equity	$52,083	$58,182

See Notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2012	2011

Revenue:
Oil and gas	$2,807	$1,254
Commodity derivative gain	111	61
Other income	53	98
Total revenue	2,971	1,413

Expenses:
Lease operating expenses	601	243
Transportation costs	467	155
Production and property taxes	220	107
General and administrative	1,272	1,444
Depreciation, depletion and amortization	1,011	376
Accretion of asset retirement obligations	26	6
Impairment of oil and gas properties	5,498	7,317
Total expenses	9,095	9,648

Operating loss	(6,124)	(8,235)

Other income and (expense):
Interest income	—	—
Interest expense	(148)	(78)
Loss on disposition of fixed asset	—	(13)
Equity investment income	1	(15)
Total other income and (expense)	(147)	(106)

Loss before income taxes	(6,271)	(8,341)

Provision for income taxes	—	—

Net loss before non-controlling interests	(6,271)	(8,341)

Net loss attributable to non-controlling interests	435	—

Net loss attributable to controlling interest	$(5,836)	$(8,341)

Net loss per common share:
Basic	$(0.05)	$(0.18)
Diluted	$(0.05)	$(0.18)
Weighted average common shares outstanding:
Basic	112,228	45,312
Diluted	112,228	45,312

See Notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

					(Accumulated
			Additional	Non-	Deficit) /	Total
	Common Stock		Paid-in	Controlling	Retained	Stockholders’
	Shares	Amount	Capital	Interests	Earnings	Equity

Balances, December 31, 2011	114,185	$1,142	$53,922	$4,884	$(25,306)	$34,642

Stock-based compensation	—	—	105	—	—	105

Restricted stock issued	1,530	—	—	—	—	—

Non-controlling interests distributions	—	—	—	(34)	—	(34)

Net loss	—	—	—	(435)	(5,836)	(6,271)

Balances, March 31, 2012	115,715	$1,142	$54,027	$4,415	$(31,142)	$28,442

See Notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Cash flows from operating activities:
Net (loss) income	$(6,271)	$(8,341)
Items not involving cash:
Depreciation, depletion and amortization	1,011	376
Accretion of asset retirement obligations	26	6
Loss on disposition of fixed asset	—	13
Impairment of oil and gas properties	5,498	7,317
Unrealized derivative loss	23	45
Stock-based compensation expense	105	—
Equity investment (income) loss	(1)	15
Net change in:
Accounts receivable	537	(208)
Prepaid expenses, deposits and other current assets	(27)	(436)
Accounts payable, accrued liabilities and firm transportation contracts	(661)	(81)
Due from related parties	(339)	(1,351)
Net cash used in operating activities	(99)	(2,645)

Cash flows from investing activities:
Development of properties and equipment	(2,222)	(718)
Equity method investment	(87)	—
Other long-term assets	67	27
Net cash used in investing activities	(2,242)	(691)

Cash flows from financing activities:
Deferred offering costs	—	(76)
Treasury share purchase	—	(153)
Proceeds from notes payable	2,050	3,100
Distributions to non-controlling interests	(34)	—
Net cash provided by financing activities	2,016	2,871

Net decrease in cash and cash equivalents	(325)	(465)

Cash and cash equivalents, beginning of period	473	845

Cash and cash equivalents, end of period	$148	$380

See Notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Organization

Carbon Natural Gas Company (“Carbon”) is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas in the United States.  The Company was formed as the result of a merger with St. Lawrence Seaway Corporation (“SLSC”) and Nytis Exploration (USA) Inc. (“Nytis USA”) in February 2011.  The Company’s business is comprised of the assets and properties of Nytis USA and its subsidiaries Nytis Exploration Company LLC (“Nytis LLC”) and Nytis Exploration of Pennsylvania LLC (“Nytis Pennsylvania”) which conduct the Company’s operations in the Appalachian and Illinois Basins.  Subsequent to the merger, the Company believed that the continued use of the name St. Lawrence Seaway Corporation might result in market confusion regarding the Company’s current planned operations and business objectives.  The Company believed the name “Carbon Natural Gas Company” was more descriptive of the business operations in which the Company engages.  This action was implemented by filing an Amended and Restated Certificate of Incorporation with the State of Delaware which become effective May 2, 2011. Collectively, SLSC, Carbon, Nytis USA, Nytis LLC and Nytis Pennsylvania are referred to as the Company.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of March 31, 2012 and the Company’s results of operations and cash flows for the three months ended March 31, 2012 and 2011.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, the uncertainty of exploration and development drilling results and other factors.  For a more complete understanding of the Company’s operations, financial position and accounting policies, the unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011 filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

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

Principles of Consolidation

The consolidated financial statements include the accounts of Carbon, Nytis USA and its consolidated subsidiaries.  The Company owns 100% of Nytis USA.  Nytis USA owns 85% of Nytis Pennsylvania, which is currently being dissolved, and approximately 98% of Nytis LLC.  Nytis LLC also holds an interest in various oil and gas partnerships.

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

In accordance with established practice in the oil and gas industry, the Company’s consolidated financial statements also include its pro-rata share of assets, liabilities, income and lease operating and general and administrative costs and expenses of the oil and gas partnerships in which the Company has a non-controlling interest. The Company is currently consolidating on a pro-rata basis 42 partnerships.

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

As of March 31, 2012, the Company’s full cost pool exceeded the ceiling limitation by approximately $5.5 million. Therefore, a non-cash impairment expense of approximately $5.5 million was recorded during the three months ended March 31, 2012. An impairment expense of $7.3 million was recorded during the three months ended March 31, 2011.

Investments in Affiliates

Investments in non-consolidated affiliates are accounted for under either the equity or cost method of accounting as appropriate. The cost method of accounting is used for investments in affiliates in which the Company has less than a 20% of the voting interests of the affiliate and does not have significant influence. Investments in non-consolidated affiliates, accounted for using the cost method of accounting, is recorded at cost and an impairment assessment of the investment is made annually to determine if a decline in the fair value of the investment, other than temporary, has occurred. A permanent impairment is recognized if a decline in the fair value occurs. If the

Note 2 — Summary of Significant Accounting Policies (continued)

Company holds between 20% and 50% of the voting interest in non-consolidated affiliates and exercises significant influence or control, the equity method of accounting is used to account for the investment. The Company’s investment in an affiliate that is accounted for using the equity method of accounting, would increase or decrease by the Company’s share of the affiliate’s profits or losses and such profits or losses would be recognized in the Company’s Statements of Operations.

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

The following table is a reconciliation of the ARO for the three months ended March 31, 2012 and 2011:

(in thousands)	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$2,149	$352
Liabilities transferred due to property disposition	—	—
Accretion expense	26	6
Additions during period	—	—

Balance at end of period	$2,175	$358

Earnings Per Common Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested. Diluted earnings per common share includes both the vested and unvested shares of restricted stock and the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period). As a result of the reverse merger with SLSC on February 14, 2011, the number of common shares outstanding from the beginning of the periods presented in the accompanying consolidated financial statements to the merger date were computed on the basis of the weighted-average number of common shares of Nytis USA outstanding during the respective periods multiplied by the exchange ratio established in the merger agreement, which was approximately 1,631 common shares of SLSC for each common share of Nytis USA. The weighted average number of shares used

Note 2 — Summary of Significant Accounting Policies (continued)

in the earnings per share calculations were based on historical weighted-average number of common shares outstanding multiplied by the exchange ratio. The number of common shares outstanding from the merger date to March 31, 2011 is the actual number of common shares of SLSC outstanding during that period.

At March 31, 2012 and 2011, the Company had common stock equivalents of 4,789,456 and 2,035,896, respectively, which are excluded from the calculation of diluted loss per share as the effect would be anti-dilutive.

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

Note 4— Acquisitions

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

The Company acquired these assets to obtain proved developed producing reserves that were proximate and complimentary to the Company’s then current production and reserve base. The ING Assets consisted of certain natural gas properties, natural gas gathering and compression facilities and other related assets located in eastern Kentucky and four counties in West Virginia. Specifically, the ING Assets included (i) some but not all of ING’s leases and interests in natural gas and oil leases, and wells and wellbores and related natural gas production equipment; (ii) partnership interests in various general partnerships that own comparable natural gas and oil assets as to which ING was the managing general partner, and where Nytis LLC succeeded to ING’s position as managing general partner, (iii) partnership interests in other general partnerships in which ING owned partnership interests, but was not the managing general partner; (iv) natural gas gathering and compression facilities related only to the acquired properties; and (v) various other contracts, and insignificant amounts of vehicles and equipment and easements and rights-of-way relating to or used in connection with the ownership and operation of the ING assets.

Note 4— Acquisitions (continued)

Nytis LLC assumed certain obligations to transport gas from wells that are owned by ING (or its affiliates) that Nytis LLC did not acquire, as well as obligations under other contracts and agreements that Nytis LLC acquired at the final closing.

The ING acquisition qualified as a business combination and, as such, the Company estimated the fair value of the assets acquired and liabilities assumed as of the acquisition date (the date on which the Company obtained control of the properties).

Total purchase consideration is still subject to final working capital adjustments which are currently being negotiated. At this time, the Company does not believe there will be significant adjustments to the amounts recorded.

ING Asset Acquisition Pro Forma

As stated above, on June 29, 2011, the Company completed an acquisition of oil and gas properties from ING. Below are consolidated results of operations for the three months ended March 31, 2011 as though the ING acquisition had been completed as of January 1, 2011.

The unaudited pro forma consolidated results reflect significant pro forma adjustments related to funding the acquisition through the issuance of common stock, additional depreciation expense, costs directly attributable to the acquisition and costs incurred as a result of the merger with SLSC.

Unaudited Pro Forma Consolidated Results
For Three Months Ended March 31,
(in thousands, except share data)	2011
Revenue	$3,705
Net (loss) income before non-controlling interests	(7,130)
Net loss (income) attributable to non-controlling interests	(203)
Net (loss) income attributable to controlling interests	(7,333)

Net (loss) income per share (basic)	(0.16)
Net (loss) income per share (diluted)	(0.16)

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

Note 5 — Property and Equipment

Net property and equipment as of March 31, 2012 and December 31, 2011 consists of the following:

(in thousands)	March 31, 2012	December 31, 2011

Oil and gas properties
Proved oil and gas properties	$90,171	$89,392
Unproved properties not subject to depletion	1,468	1,369
Accumulated depreciation, depletion, amortization and impairment	(46,987)	(40,502)
Net oil and gas properties	44,652	50,259

Furniture and fixtures, computer hardware and software, and other equipment	758	728
Accumulated depreciation and amortization	(465)	(441)
Net other property and equipment	293	287

Total net property and equipment	$44,945	$50,546

As of March 31, 2012 and December 31, 2011, the Company had approximately $1.5 million and $1.4 million, respectively, of unproved oil and gas properties not subject to depletion. The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties. The excluded properties are assessed for impairment at least annually. Subject to industry conditions, evaluation of most of these properties and the inclusion of their costs in amortized capital costs is expected to be completed within five years.

The Company capitalized overhead applicable to acquisition, development and exploration activities of approximately $129,000 and $99,000 for the three months ended March 31, 2012 and 2011, respectively.

Depletion expense related to oil and gas properties for the three months ended March 31, 2012 and 2011 was approximately $987,000, or $1.44 per equivalent Mcfe, and $367,000, or $1.35 per equivalent Mcfe, respectively. Oil and natural gas property ceiling test impairments of approximately $5.5 million and $7.3 million were recognized for the three months ended March 31, 2012 and 2011, respectively. Depreciation and amortization expense related to furniture and fixtures, computer hardware and software and other equipment for the three months ended March 31, 2012 and 2011 was approximately $24,000 and $9,000, respectively.

Note 6 — Equity Method Investment

The Company has a 50% interest in Crawford County Gas Gathering Company, LLC (CCGGC) which owns and operates pipelines and related gathering and treating facilities. The Company’s gas production located in Illinois is gathered and transported on CCGGC’s gathering facilities. The Company’s investment in CCGGC is accounted for under the equity method of accounting, and its share of the income or loss is recognized. During the three month period ended March 31, 2012 and 2011, the Company recorded equity method income of approximately $1,000 and a loss of approximately $15,000, respectively, related to this investment.

In the fourth quarter of 2010, the Company acquired a 17.5% ownership in Sullivan Energy Ventures LLC. At that time, the Company determined that it had the ability to significantly influence the operating decisions of Sullivan and accounted for its ownership in Sullivan by recording the Company’s pro-rata share of Sullivan’s financial results. During the second quarter of 2011, it became evident that the Company did not have the ability to significantly influence the decisions of Sullivan. As a result, the Company reclassified its investment in Sullivan to Investments in Affiliates in the accompanying consolidated balance sheets at the net investment value of

Note 6 — Equity Method Investment (continued)

approximately $463,000 as of April 1, 2011 and began to account for this investment using the cost method of accounting. The Company’s standardized reserve disclosures at December 31, 2010 included approximately $796,000 and 663,000 Mcf of reserves related to Sullivan. For the three months ended March 31, 2011, the Company would have recorded an additional oil and gas asset impairment expense of approximately $280,000 if the Sullivan reserves and related property balance had not been included in the ceiling test calculation. Because this was a new entity, revenues and expenses recorded related to Sullivan were deminimus during 2010 and the first quarter of 2011.

Note 7 — Bank Credit Facility

Nytis LLC’s credit facility with Bank of Oklahoma which matures on May 2014 has a borrowing base of $20 million and a maximum line of credit available under hedging arrangements of $5 million. Carbon is a guarantor of Nytis LLC’s obligations under its credit facility.

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

At March 31, 2012, there were approximately $10.8 million in outstanding borrowings and approximately $9.2 million of additional borrowing capacity available under the credit facility. The Company’s effective borrowing rate at March 31, 2012 was 4.5%. The credit facility is collateralized by substantially all of the Company’s oil and gas assets. The credit facility includes terms that place limitations on certain types of activities and the payment of dividends, and requires satisfaction of a current ratio (the ratio of current assets (including borrowing base capacity) to current liabilities as defined) of 1.0 to 1.0 and a maximum Funded Debt Ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges) for the most recently completed fiscal quarter times four) of 4.25 to 1.0 as of the end of any fiscal quarter. The Company is in compliance with all covenants associated with the credit agreement as of March 31, 2012.

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

At March 31, 2012, the Company has established a full valuation allowance against the balance of net deferred tax assets.

Note 9 — Stockholders’ Equity

Authorized and Issued Capital Stock

As of March 31, 2012, the authorized capital stock of Carbon was 201,000,000 shares, consisting of 200,000,000 shares of common stock with a par value of $0.01 per share, 1,000,000 shares of preferred stock with a par value of $0.01 per share.

Pursuant to the merger (see Note 3), the Company assumed 236,460 options, 2,696,133 warrants and 1,956,912 shares of restricted stock outstanding that were granted by Nytis USA and SLSC prior to the merger.

Also pursuant to the merger, Nytis USA was authorized, as manager, of Nytis LLC, to offer to redeem all unvested, forfeitable restricted membership interests pursuant to the Nytis LLC restricted membership interest plan. All of the restricted membership interests were redeemed in February 2011 for $300,000 and recorded as a general and administrative expense in the first quarter of 2011.

Stock Incentive Plan

On December 8, 2011, the stockholders of Carbon approved the adoption of Carbon’s 2011 Stock Incentive Plan (2011 Plan), under which 12,600,000 shares of common stock were authorized for issuance to Carbon officers, directors, employees of consultants eligible to receive awards under the 2011 Plan.

The plan provides for granting Director Stock Awards to Non-Employee Directors and for granting Incentive Stock Options, Non-qualified Stock Options, Restricted Stock Awards, Performance Awards and Phantom Stock Awards, or a combination of the foregoing as is best suited to the circumstances of the particular employee, officer, director or consultant.

Restricted Stock

During the three month period ended March 31, 2012, the Company granted 1,530,000 shares of restricted stock. Restricted stock awards for employees vest ratably over a three-year service period and one-year for non-employee directors. Compensation for restricted shares is measured at the grant date based on the fair value of the awards, determined by the closing price of the Company’s common stock on the grant date and the fair value is recognized on a straight line basis over the requisite service period (generally the vesting period).

Compensation cost recognized for restricted stock grants was approximately $105,000 for the three months ended March 31, 2012. As of March 31, 2012, there was approximately $864,000 of total unrecognized compensation costs related to restricted stock. This cost is expected to be recognized over the next 2.8 years.

Restricted Performance Units

During the three month period ended March 31, 2012, the Company granted 1,290,000 restricted performance units. The performance units represent a contractual right to receive one share of the Company’s common stock subject to the terms and conditions of the agreement including the relative achievement of the performance and the lapse of forfeiture restrictions pursuant to the terms and conditions of the agreement. As of March 31, 2012, if all performance goals are achieved and forfeiture restrictions pursuant to the terms and conditions of the agreement are met, estimated unrecognized compensation cost could potentially be approximately $826,000.

Note 10 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2012 and December 31, 2011 consist of the following:

(in thousands)	March 31, 2012	December 31, 2011

Accounts payable	$1,292	$2,789
Oil and gas revenue payable to oil and gas property owners	1,299	964
Production taxes payable	110	43
Accrued drilling costs	107	190
Accrued lease operating costs	464	582
Accrued ad valorem taxes	328	396
Accrued general and administrative expenses	535	533
Other accrued liabilities	427	359

Total accounts payable and accrued liabilities	$4,562	$5,856

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

Note 11 — Fair Value Measurements (continued)

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 by level within the fair value hierarchy:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2012
Assets:
Commodity derivatives	$—	$285	$—	$285

December 31, 2011
Assets:
Commodity derivatives	$—	$308	$—	$308

As of March 31, 2012, the Company’s commodity derivative financial instruments are comprised of three natural gas swap agreements and two oil swap agreements.  As of December 31, 2011, the Company’s commodity derivative financial instruments are comprised of two natural gas swap agreements and one oil swap agreement.  The fair values of the swap agreements are determined under the income valuation technique using a discounted cash flow model.  The valuation model requires a variety of inputs, including contractual terms, published forward prices, volatilities for options, and discount rates, as appropriate.  The Company’s estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, the Company’s credit worthiness and the time value of money.  The consideration of these factors results in an estimated exit-price for each derivative asset or liability under a market place participant’s view.  All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy. The counterparty in all of the Company’s commodity derivative financial instruments is the lender in the Company’s bank credit facility.

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

Note 12 — Physical Delivery Contracts and Gas Derivatives

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

At March 31, 2012, other than the above mentioned contracts, the Company’s other gas sales contracts approximate index prices.

Note 12 — Physical Delivery Contracts and Gas Derivatives (continued)

The Company’s swap agreements as of March 31, 2012 are summarized in the table below:

Floating Price
Agreement	Remaining		Fixed Price	Nytis USA
Type	Term	Quantity	Counterparty Payer	Payer
Swap	4/12	10,000 MMBtu/month	$5.25/ MMBtu		(a)
Swap	4/12 - 12/12	10,000 MMBtu/month	$5.07/ MMBtu		(a)
Swap	4/12 - 12/12	40,000 MMBtu/month	$2.78/ MMBtu		(a)
Swap	4/12 - 6/12	1,000 Bbl/month	$99.30/ Bbl		(b)
Swap	7/12 - 12/12	1,000 Bbl/month	$106.25/ Bbl		(b)

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

The following table summarizes the fair value of the derivatives recorded in the consolidated balance sheets.  These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	March 31, 2012	December 31, 2011
Commodity derivative contracts:
Current assets	$285	$308
Current liabilities	$—	$—

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three months ended March 31, 2012 and 2011.  These realized and unrealized gains and losses are recorded and included in commodity derivative gain in the accompanying consolidated statements of operations.

	Three Months Ended March 31,
(in thousands)	2012	2011
Commodity derivative contracts:
Realized gains (losses)	$134	$106
Unrealized (losses) gains	(23)	(45)

Total realized and unrealized gains, net	$111	$61

Realized gains are included in cash flows from operating activities in the Company’s consolidated statements of cash flows.

The counterparty in all of the Company’s derivative instruments is the lender in the Company’s bank credit facility; accordingly, the Company is not required to post collateral since the bank is secured by the Company’s oil and gas assets.

Note 12 — Physical Delivery Contracts and Gas Derivatives (continued)

Due to the volatility of natural gas and oil prices, the estimated fair values of the Company’s derivatives are subject to large fluctuations from period to period.

Note 13 — Commitments

The Company assumed long-term firm transportation contracts in the ING Asset acquisition.  Capacity levels and related demand charges for the remaining term of the contracts at March 31, 2012 are (i) for the remainder of 2012 through 2013; approximately 7,700 dekatherms per day capacity with demand charges ranging between $0.22 and $1.40 per dekatherm, (ii) for 2014 through May 2015; 3,450 dekatherms per day with demand charges ranging between $0.22 and $0.65 and (iii) for June 2015 through 2017; 2,300 dekatherms per day with demand charges of $0.65 per dekatherm.  A liability of approximately $6.1million related to firm transportation contracts assumed in the ING Asset acquisition, which represents the remaining commitment, is reflected on the Company’s consolidated balance sheets as of March 31, 2012.

In addition to the contracts assumed in the ING Asset acquisition, the Company has other long-term firm transportation contracts related to the Nytis LLC assets.  Capacity and related demand charges for the remaining term of the contracts at March 31, 2012 are (i) for the remainder of 2012 through March 2013; 1,300 dekatherms per day with demand charges ranging from $0.22 to $0.80 per dekatherm and (ii) 1,000 dekatherms per day with demand charges of $0.22 from April 2013 through April 2036.

Note 14 — Related Party Transactions

The Company previously engaged Nytis Exploration Company (“NEC”) to assist in the management, direction and supervision of the operations and business functions of the Company.  A service agreement between the Company, NEC and other related entities provided for the compensation of NEC in performing these duties. For the three months ended March 31, 2011, NEC charged the Company approximately $371,000 for general and administrative expenses pursuant to this service agreement.

The services agreement was terminated on June 30, 2011.  Effective July 1, 2011, the parties entered into a new agreement whereby the Company manages, directs and supervises the operations and business of NEC and other related entities.  The new agreement’s initial term of one year is automatically renewable for successive one-year terms.

As of March 31, 2012, NEC and the other related entities owe the Company approximately $883,000.  This receivable consists primarily of charges incurred under the service agreement, short-term advances and reimbursement of other general and administrative expenses paid by Carbon.  This receivable is reflected in accounts receivable on the Company’s consolidated balance sheets.

Note 15 — Supplemental Cash Flow Disclosure

Supplemental cash flow disclosures for the three months ended March 31, 2012 and 2011 are presented below:

	Three Months Ended March 31,
(in thousands)	2012	2011

Cash paid during the period for:
Interest payments	$151	$80

Non-cash transactions:
Decrease in accounts payable and accrued liabilities included in oil and gas properties	$(1,314)	$(187)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

All expectations, forecasts, assumptions and beliefs about our future results, condition, operations and performance are forward-looking statements as described under the heading “Forward Looking Statements” at the end of this Item.  Our actual results may differ materially because of a number of risks and uncertainties.  The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information included or incorporated by reference in the Company’s 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

At December 31, 2011, 93% of our estimated proved reserves were natural gas and, as a result, our financial results will be more sensitive to fluctuations in natural gas prices.  However as demonstrated by our recent capital expenditure programs, the Company is increasingly focused on developing its oil reserves while continuing to selectively pursue acquisitions that complement our existing core programs.  We believe that our drilling inventory, combined with our operating expense and cost structure, provides us with meaningful organic growth opportunities.  Our growth plan is centered on the following activities:

•                  Pursuing the development of projects that we believe will generate attractive rates of return;

•                  Maintaining a portfolio of lower risk, long-lived natural gas and oil properties that provide stable cash flows;

•                  Focusing primarily on the development of the Company’s oil reserves; and

•                  Continuing to seek property and land acquisitions that complement our core areas.

Our revenue, profitability and future growth rate depend on many factors which are beyond our control, such as economic, political and regulatory developments and competition from other sources of energy.  Oil and gas prices historically have been volatile and may fluctuate widely in the future.  The following table highlights the quarterly average of NYMEX price trends for oil and natural gas prices since the first quarter of 2011:

	2011				2012
	Q1	Q2	Q3	Q4	Q1

Oil (Bbl)	$94.25	$102.55	$89.81	$94.02	$102.94
Natural Gas (MMBtu)	$4.10	$4.32	$4.20	$3.54	$2.72

Lower oil and natural gas prices may not only decrease our revenues, but may also reduce the amount of oil and natural gas that the Company can produce economically and potentially lower our oil and natural gas reserves.  A substantial or extended decline in oil or natural gas prices may result in future impairments of our proved reserves and may materially and adversely affect our future business, financial condition, cash flows, results of operations or liquidity.  Lower oil and natural gas prices may also reduce the amount of borrowing base under our bank credit facility, which is determined at the discretion of our lender.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011.

The following discussion and analysis relates to items that have affected our results of operations for the three months ended March 31, 2012 and 2011.  The following table sets forth, for the periods presented, selected historical statements of operations data.

	Three Months Ended
	March 31,		Increase /	Percent
(in thousands)	2012	2011	(Decrease)	Change
Revenue:
Oil and natural gas sales	$2,807	$1,254	$1,553	$124%
Commodity derivative gain	111	61	50	82%
Other income	53	98	(45)	(46)%

Total revenues	2,971	1,413	1,558	110%

Expenses:
Lease operating expenses	601	243	358	147%
Transportation costs	467	155	312	201%
Production and property taxes	220	107	113	106%
General and administrative	1,272	1,444	(172)	(12)%
Depreciation, depletion and amortization	1,011	376	635	169%
Accretion of asset retirement obligations	26	6	20	333%
Impairment of oil and gas properties	5,498	7,317	(1,819)	*
Total expenses	9,095	9,648	(553)	(6)%

Operating loss	$(6,124)	$(8,235)	$2,111	(26)%

Other income and (expenses):
Interest expense	$(148)	$(78)	$(70)	90%
Loss on disposition of fixed asset	—	(13)	13	*
Equity investment income	1	(15)	16	*
Total other income and (expenses)	$(147)	$(106)	$(41)	39%

Production data:
Natural gas (MMcf)	629	264	365	138%
Oil and liquids (Bbl)	9,663	1,109	8,554	*
Combined (MMcfe)	687	270	417	154%

Average prices before effects of hedges:
Natural gas (per Mcf)	$2.99	$4.42	$(1.43)	(32)%
Oil and liquids (per Bbl)	$96.11	$80.51	$15.60	19%
Combined (per Mcfe)	$4.08	$4.64	$(0.56)	(12)%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$3.20	$4.65	$(1.45)	(31)%
Oil and liquids (per Bbl)	$94.72	$80.51	$14.21	18%
Combined (per Mcfe)	$4.26	$4.87	$(0.61)	(13)%

Average costs (per Mcfe):
Lease operating expenses	$0.87	$0.90	$(0.03)	(3)%
Transportation costs	$0.68	$0.57	$0.11	19%
Production and property taxes	$0.32	$0.40	$(0.08)	(20)%
Depreciation, depletion and amortization	$1.47	$1.39	$0.08	6%

*    Not meaningful or applicable

**  Includes realized and unrealized commodity derivative gains

Oil and natural gas sales- Revenues from sales of natural gas and oil and liquids increased to $2.8 million for the three months ended March 31, 2012 from $1.3 million for the three months ended March 31, 2011, an increase of 124%.  This increase was primarily due to revenues received from oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively, and oil revenues from new oil producing properties drilled in 2011.

Oil and natural gas sales
(in thousands)	2012	2011	Increase

Other properties	$1,988	$1,254	$734
Acquired properties	819	—	819
Total	$2,807	$1,254	$1,553

Production - MMcfe	2012	2011	Increase

Other properties	455	270	185
Acquired properties	232	—	232
Total	687	270	417

Commodity derivative gains- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed or variable swap contracts when our management believes that favorable future sales prices for our natural gas and oil production can be secured.  Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-markets gains or losses, as well as realized gains or losses on the derivative instruments, are currently recognized in our results of operations.  The unrealized gains and losses represent the changes in the fair value of these swap agreements as the future strip prices fluctuate for the fixed price we will receive from these swap agreements.  For the three months ended March 31, 2012 we had hedging gains of approximately $111,000 compared to hedging gains of approximately $61,000 for the three months ended March 31, 2011.

Lease operating expenses- Lease operating expenses increased approximately 147% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to the addition of oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively.  On a per Mcfe basis, lease operating expenses decreased from $0.90 per Mcfe for the three months ended March 31, 2011 to $0.87 per Mcfe for the three months ended March 31, 2012.

Lease operating expenses
(in thousands)	2012	2011	Increase

Other properties	$308	$243	$65
Acquired properties	293	—	293
Total	$601	$243	$358

Transportation costs- Transportation costs increased from approximately $155,000 for the three months ended March 31, 2011 to approximately $467,000 for the three months ended March 31, 2012 due to transportation price increases and transportation costs for new production from the Company’s Illinois properties and transportation for production from oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively.  On a per Mcfe basis, these expenses increased from $0.57 per Mcfe for the three months ended March 31, 2011 to $0.68 per Mcfe for the three months ended March 31, 2012 due to higher gathering costs per Mcfe incurred on the acquired properties compared to the Company’s properties prior to the acquisitions.

Transportation costs
(in thousands)	2012	2011	Increase

Other properties	$174	$155	$19
Acquired properties	293	—	293
Total	$467	$155	$312

Production and property taxes- Production and property taxes increased from approximately $107,000 for the three months ended March 31, 2011 to approximately $220,000 for the three months ended March 31, 2012. This increase is attributed primarily to production and property taxes on the oil and natural gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively. On a per Mcfe basis, these expenses decreased from $0.40 per Mcfe for the three months ended March 31, 2011 to $0.32 per Mcfe for the three months ended March 31, 2012.

Production and property taxes			Increase/
(in thousands)	2012	2011	(Decrease)

Other properties	$105	$107	$(2)
Acquired properties	115	—	115
Total	$220	$107	$113

Depreciation, depletion and amortization (DD&A)- DD&A increased from approximately $376,000 for the three months ended March 31, 2011 to approximately $1.0 million for the three months ended March 31, 2012 primarily due to additional depletion recognized on the production of the oil and natural gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively.  On a per Mcfe basis, these expenses increased from $1.39 per Mcfe for the three months ended March 31, 2011 to $1.47 per Mcfe for the three months ended March 31, 2012.

Impairment of oil and gas properties- As of March 31, 2012, the Company’s full cost pool exceeded the ceiling limitation by approximately $5.5 million principally due to a decrease in natural gas prices.  Therefore, the Company recognized an impairment expense of approximately $5.5 million as of March 31, 2012.  A further decline in oil and natural gas prices could result in a further impairment of the Company’s oil and gas properties in subsequent periods.

General and administrative expenses- General and administrative expenses decreased from $1.4 million for the three months ended March 31, 2011 to $1.3 million for the three months ended March 31, 2012.  Pursuant to the merger with SLSC, in the first quarter of 2011, Nytis LLC redeemed all of the unvested, forfeitable restricted membership interest pursuant to the Nytis LLC restricted membership interest plan, which was recorded as a general and administrative expense of $300,000.  This decrease in general and administrative expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, was partially offset by non-cash stock-based compensation of approximately $105,000 recorded in 2012.

Interest expense- Interest expense increased from approximately $78,000 for the three months ended March 31, 2011 to approximately $148,000 for the three months ended March 31, 2012 primarily due to higher average debt balances during the first quarter of 2012 compared to the first quarter in 2011.

Liquidity and Capital Resources

Our exploration, development, and acquisition activities require us to make significant operating and capital expenditures. Historically, we have used cash flow from operations and our bank credit facilities as our primary sources of liquidity, and, as market conditions have permitted, we have engaged in asset monetization transactions.

Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations.  For the quarter ended March 31, 2012 and 2011, natural gas made up approximately 92% and 98%, respectively, of our hydrocarbon production and, as a result, our operations and cash flow are more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market price for oil and liquids. We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of March 31, 2012, we have outstanding natural gas hedges of 460,000 MMBtu for 2012 at an average price of $3.28 per MMBtu and 120,000 MMBtu for 2013 at an average price of $2.78 per MMBtu in addition to oil hedges of 9,000 barrels for 2012 at an average price of $103.93 per barrel.  This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2012 and 2013.  However, future hedging activities may result in reduced income or even financial losses to us. See “Risk Factors— Future use of hedging arrangements could result in financial losses or reduce income,” in our Annual Report on Form 10-K for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. As of March 31, 2012, our derivative counterparty was party to our credit facility, or its affiliates.

The other primary source of liquidity is our U.S. credit facility (described below), which had an aggregate borrowing base of $20.0 million of which approximately $9.2 million was available as of March 31, 2012.  This facility is used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facility is secured by a portion of our assets and matures in May 2014. See—“Bank Credit Facility” below for further details. We had $10.8 million drawn on our credit facility as of March 31, 2012.

Our ability to access the debt and equity capital markets on economical terms is affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

We believe that our current cash and cash equivalents, cash flows provided by operating activities, and $9.2 million of funds available under our credit facility at March 31, 2012 will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures (other than the potential acquisition of additional natural gas and oil properties), and our contractual obligations. However, if our revenue and cash flow decrease in the future as a result of deterioration in domestic and global economic conditions or a significant decline in commodity prices, we may elect to reduce our planned capital expenditures. We believe that this financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate. See “Risk Factors,” in our Annual Report filed on Form 10-K with the SEC for a discussion of the risks and uncertainties that affect our business and financial and operating results.

Bank Credit Facility

Nytis LLC has a bank credit facility which consists of a $50.0 million credit facility (the “Credit Facility”) with Bank of Oklahoma. The Credit Facility will mature in May 2014 and is guaranteed by Carbon. Our availability under the Credit Facility is governed by a borrowing base (the “Borrowing Base”), which at March 31, 2012 was at $20.0 million.  The determination of the Borrowing Base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of our natural gas and oil properties in accordance with the lenders’ customary practices for natural gas and oil loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. The next redetermination of the Borrowing Base will occur in the latter part of May 2012. In addition to the semi-annual redeterminations, Nytis LLC and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the Borrowing Base redetermined.

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

The Credit Facility includes terms that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and requires satisfaction of a current ratio (the ratio of current assets to current liabilities) of 1.0 to 1.0 and a maximum Funded Debt Ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges)) of 4.25 to 1.0, for the most recently completed fiscal quarter times four.  If we were to fail to perform our obligations under these covenants or other covenants and obligations, it could cause an event of default and the Credit Facility could be terminated and amounts outstanding could be declared immediately due and payable by the lenders, subject to notice and, in certain cases, cure periods. Such events of default include non-payment, breach of warranty, non-performance of financial covenants, default on other indebtedness, certain adverse judgments, change of control, and a failure of the liens securing the Credit Facility.  In addition, bankruptcy and insolvency events with respect to Nytis LLC or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facility.

Under the Credit Facility, we are required to mortgage and grant a security interest in 80% of the present value of our proved natural gas properties. Under certain circumstances, we could be obligated to pledge additional assets as collateral.

Of the $50.0 million total nominal amount under the Credit Facility, Bank of Oklahoma held 100% of the total commitments.  As of March 31, 2012 there was $10.8 million borrowed under our Credit Facility.

In addition, the Credit Facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements and agreements designated to protect the Company against changes in interest and currency exchange rates.  The maximum amount of credit on this line is $5.0 million.

Historical Cash Flow

Net cash used in operating and investing activities and net cash provided by financing activities for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Net cash used in operating activities	$(99)	$(2,645)
Net cash used in investing activities	$(2,242)	$(691)
Net cash provided by financing activities	$2,016	$2,871

Net cash provided by or used in operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital.  The increase in operating cash flows of approximately $2.5 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to increases in working capital relating to positive changes in accounts receivables and amounts due to related parties and increased operating income generated from new oil production and oil and natural gas producing properties acquired from ING and Alerion Drilling in mid 2011.

Net cash provided by or used in investing activities is primarily comprised of the acquisition, exploration, and development of natural gas properties net of dispositions of natural gas properties. The decrease in investing cash flows of approximately $1.6 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to increased development of the Company’s oil properties.  See “Capital Expenditures” below for more detail on our capital expenditures.

The decrease in financing cash flows of $855,000 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to lower proceeds from bank borrowings.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2012 and 2011 are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2012	2011

Acquisition of oil and gas properties:
Unevaluated properties	$107	$158
Proved producing properties	90	—
Drilling and development	1,869	287
Pipeline and gathering	126	14
Other	30	71
Total capital expenditures	$2,222	$530

Due to the significant downturn in the price of natural gas, we chose to reduce our capital expenditures and drilling activity for the three months ended March 31, 2012 and 2011 by keeping our exploration and development capital spending near our cash flows.  Primary factors impacting the level of our capital expenditures include natural gas and oil prices, the volatility in these prices, the cost and availability of oil field services and general economic and market conditions.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2012, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements and (ii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as natural gas transportation commitments and derivative contracts that are sensitive to future changes in commodity prices or interest rates. We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

•                  are widely used by investors in the natural gas and oil industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; and

•                  help investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure; and are used by our management team for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting and by our lenders pursuant to a covenant under our credit facility.

There are significant limitations to using EBITDA and Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, the lack of comparability of results of operations of different companies and the different methods of calculating EBITDA and Adjusted EBITDA reported by different companies.

The following table represents a reconciliation of our net earnings (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2012 and 2011.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in thousands)	2012	2011

Net (loss) income	$(6,271)	$(8,341)
Adjustments:
Interest expense	148	78
Depreciation, depletion and amortization	1,011	376
EBITDA	(5,112)	(7,887)

Adjusted EBITDA
EBITDA	(5,112)	(7,887)
Adjustments:
Net loss attributed to non-controlling interests	435	—
Accretion of asset retirement obligations	26	6
Impairment of oil and gas properties	5,498	7,317
Adjusted EBITDA	$847	$(564)

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

We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included or incorporated in our Annual report filed on Form 10-K with the SEC.

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

As required by Rule 13a - 15(b) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), we have evaluated under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d-15(e) under the Exchange Act as of March 31, 2012.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow such persons to make timely decisions regarding required disclosures.

Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is subject to legal claims and proceedings in the ordinary course of its oil and natural gas exploration and development business.  Management believes that none of the current pending proceedings would have a material adverse effect on the Company, should the controversies be resolved against the Company.

ITEM 6.  Exhibits

Exhibit No.	Description

3(i)(a)	Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on May 5, 2011.
3(i)(b)	Amended and Restated Certificate of Designation with respect to Series A Convertible
Preferred Stock of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to
Form 8-K for Carbon Natural Gas Company filed July 6, 2011.
3(i)(c)	Certificate of Amendment to Certificate of Incorporation of Carbon Natural Gas Company,
Incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on
July 19, 2011.
3(ii)	Amended and Restated Bylaws of St. Lawrence Seaway Corporation, incorporated by reference to
Exhibit 3 (i) to Form 8-K/A for St. Lawrence Seaway Corporation filed on March 31, 2011.
14	Code of Ethics, incorporated by reference to Exhibit 14 to Form 10-K filed on June 29, 2004.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*           Filed herewith

†           Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON NATURAL GAS COMPANY
(Registrant)

Date: May 15, 2012	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
President and CEO

Date: May 15, 2012	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer