Form 10-Q
period 2012-06-30
Carbon Natural Gas Co
filed 2012-08-14
CIK 86264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2012

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

At August 11, 2012, there were issued and outstanding 115,795,405 shares of the Company’s common stock, $0.01 par value.

Carbon Natural Gas Company

PART I. FINANCIAL INFORMATION

ITEM 1.                Financial Statements

CARBON NATURAL GAS COMPANY

Consolidated Balance Sheets

	June 30, 2012
(in thousands)	(Unaudited)	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$1,284	$473
Accounts receivable:
Revenue	1,822	1,815
Joint interest billings and other	612	713
Firm transportation contract obligations (note 13)	984	1,019
Due from related parties (note 14)	620	228
Prepaid expense, deposits and other current assets	123	85
Derivative assets	131	308
Total current assets	5,576	4,641

Property and equipment, at cost (note 5)
Oil and gas properties, full cost method of accounting:
Proved, net	34,031	48,890
Unevaluated	1,518	1,369
Other property and equipment, net	286	287
	35,835	50,546

Investments in affiliates (note 6)	1,241	1,126
Other long-term assets	1,263	1,869

Total assets	$43,915	$58,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,493	$5,856
Firm transportation contract obligations (note 13)	2,591	2,681
	7,084	8,537

Non-current liabilities:
Asset retirement obligation (note 2)	2,211	2,149
Firm transportation contract obligations (note 13)	2,834	4,096
Notes payable (note 7)	13,788	8,758
Total non-current liabilities	18,833	15,003

Commitments (note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 1,000,000 shares, no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; authorized 200,000,000 shares, 115,795,405 and 114,185,405 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,142	1,142
Additional paid-in capital	54,128	53,922
Non-controlling interests	3,165	4,884
Accumulated deficit	(40,437)	(25,306)
Total stockholders’ equity	17,998	34,642

Total liabilities and stockholders’ equity	$43,915	$58,182

See accompanying notes to consolidated financial statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2012	2011	2012	2011

Revenue:
Oil and gas	$2,410	$1,253	$5,217	$2,507
Commodity derivative gain	30	64	141	125
Other income	55	91	108	189
Total revenue	2,495	1,408	5,466	2,821

Expenses:
Lease operating expenses	493	446	1,094	689
Transportation costs	478	117	945	272
Production and property taxes	129	89	349	197
General and administrative	1,006	1,145	2,278	2,589
Depreciation, depletion and amortization	850	371	1,861	747
Accretion of asset retirement obligations	26	6	52	12
Impairment of oil and gas properties	9,909	1,063	15,407	8,379
Total expenses	12,891	3,237	21,986	12,885

Operating loss	(10,396)	(1,829)	(16,520)	(10,064)

Other income and (expense):
Interest expense	(175)	(114)	(323)	(192)
Loss on disposition of fixed asset	—	—	—	(13)
Equity investment income	26	56	27	41
Total other income and (expense)	(149)	(58)	(296)	(164)

Loss before income taxes	(10,545)	(1,887)	(16,816)	(10,228)

Provision for income taxes	—	—	—	—

Net loss before non-controlling interests	(10,545)	(1,887)	(16,816)	(10,228)

Net loss attributable to non-controlling interests	1,250	103	1,685	103

Net loss attributable to controlling interest	$(9,295)	$(1,784)	$(15,131)	$(10,125)

Net loss per common share:
Basic	$(0.08)	$(0.04)	$(0.13)	$(0.22)
Diluted	$(0.08)	$(0.04)	$(0.13)	$(0.22)
Weighted average common shares outstanding:
Basic	112,228	46,050	112,228	45,683
Diluted	112,228	46,050	112,228	45,683

See accompanying notes to consolidated financial statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

			Additional	Non-		Total
	Common Stock		Paid-in	Controlling	Accumulated	Stockholders’
	Shares	Amount	Capital	Interests	Deficit	Equity

Balances, December 31, 2011	114,185	$1,142	$53,922	$4,884	$(25,306)	$34,642

Stock based compensation	—	—	216	—	—	216

Restricted stock issued	1,610	—	—	—	—	—

Other	—	—	(10)	—	—	(10)

Non-controlling interests distributions	—	—	—	(34)	—	(34)

Net loss	—	—	—	(1,685)	(15,131)	(16,816)

Balances, June 30, 2012	115,795	$1,142	$54,128	$3,165	$(40,437)	$17,998

See accompanying notes to consolidated financial statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2012	2011

Cash flows from operating activities:
Net loss	$(16,816)	$(10,228)
Items not involving cash:
Depreciation, depletion and amortization	1,861	747
Accretion of asset retirement obligations	52	12
Loss on disposition of fixed asset	—	13
Impairment of oil and gas properties	15,407	8,379
Unrealized derivative loss	177	59
Stock-based compensation expense	216	—
Equity investment income	(27)	(41)
Net change in:
Accounts receivable	608	(384)
Prepaid expenses, deposits and other current assets	(38)	(47)
Accounts payable, accrued liabilities and firm transportation contracts	(1,721)	119
Due from related parties	(392)	(1,316)
Net cash used in operating activities	(673)	(2,687)

Cash flows from investing activities:
Development of properties and equipment	(3,540)	(26,995)
Equity method investment	(87)	(48)
Other long-term assets	126	109
Net cash used in investing activities	(3,501)	(26,934)

Cash flows from financing activities:
Issue common stock	—	20,000
Issue Series A convertible preferred stock	—	10,000
Offering costs	(10)	(303)
Treasury share purchase	—	(153)
Proceeds from notes payable	5,030	6,675
Distributions to non-controlling interests	(35)	—
Net cash provided by financing activities	4,985	36,219

Net increase in cash and cash equivalents	811	6,598

Cash and cash equivalents, beginning of period	473	845

Cash and cash equivalents, end of period	$1,284	$7,443

See accompanying notes to consolidated financial statements.

Carbon Natural Gas Company

Notes to Unaudited

Consolidated Financial Statements

Note 1 — Organization

Carbon Natural Gas Company (“Carbon”) is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas in the United States.  The Company was formed as the result of a merger with St. Lawrence Seaway Corporation (“SLSC”) and Nytis Exploration (USA) Inc. (“Nytis USA”) in February 2011.  The Company’s business is comprised of the assets and properties of Nytis USA and its subsidiaries Nytis Exploration Company LLC (“Nytis LLC”) and Nytis Exploration of Pennsylvania LLC (Nytis Pennsylvania”) which conduct the Company’s operations in the Appalachian and Illinois Basins.  Subsequent to the merger, the Company believed that the continued use of the name St. Lawrence Seaway Corporation might result in market confusion regarding the Company’s current planned operations and business objectives.  The Company believed the name “Carbon Natural Gas Company” was more descriptive of the business operations in which the Company engages.  This action was implemented by filing an Amended and Restated Certificate of Incorporation with the State of Delaware which became effective May 2, 2011.  Collectively, SLSC, Carbon, Nytis USA, Nytis LLC and Nytis Pennsylvania are referred to as the Company.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of June 30, 2012, and the Company’s results of operations for the three and six months ended June 30, 2012 and 2011, and the Company’s cash flows for the six months ended June 30, 2012 and 2011.  Operating results for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, the uncertainty of exploration and development drilling results and other factors.  For a more complete understanding of the Company’s operations, financial position and accounting policies, the unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011 filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

In the course of preparing the unaudited consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenue and expenses and in the disclosures of commitments and contingencies.  Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and accordingly, actual results could differ from amounts initially established.

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

As of June 30, 2012, the Company’s full cost pool exceeded the ceiling limitation.  Based on oil prices of $88.58 per barrel and gas prices of $3.11 per Mcf, for the three months ended June 30, 2012 the Company recorded a non-cash impairment of approximately $9.9 million.  For the six month period ended June 30, 2012, a non-cash impairment expense of approximately $15.4 million was recorded.  During the three months ended June 30, 2012, there was a reduction in oil and natural gas prices utilized in calculating the present value of future revenues from the Company’s proved gas reserves.  The negative effects of the price declines were partially offset by additional proved undeveloped oil reserves booked during the same period.  For the three and six months ended June 30, 2011, the Company recorded a non-cash impairment expense of approximately $1.1 million and $8.4 million, respectively.

Investments in Affiliates

Investments in non-consolidated affiliates are accounted for under either the equity or cost method of accounting as appropriate.  The cost method of accounting is used for investments in affiliates in which the Company has less than 20% of the voting interests of the affiliate and does not have significant influence.  Investments in non-consolidated affiliates, accounted for using the cost method of accounting, are recorded at cost and an impairment assessment of the investment is made annually to determine if a decline in the fair value of the investment, other than temporary, has occurred.  A permanent impairment is recognized if a decline in the fair value occurs.  If the Company holds between 20% and 50% of the voting interest in non-consolidated affiliates and exercises significant influence or control, the equity method of accounting is used to account for the investment.  The Company’s investment in an affiliate that is accounted for using the equity method of accounting increases or decreases by the Company’s share of the affiliate’s profits or losses and such profits or losses are recognized in the Company’s statements of operations.

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

The estimated ARO liability is based on estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements.  The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or increased as a result of a reassessment of expected cash flows and assumptions inherent in the estimation of the liability.  Upward revisions to the liability could occur due to changes in estimated abandonment costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.  AROs are initially valued utilizing Level 3 fair value measurement inputs.

The following table is a reconciliation of the ARO for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
(in thousands)	2012	2011
Balance at beginning of period	$2,149	$352
Liabilities transferred due to property disposition	—	—
Accretion expense	52	12
Additions assumed with acquired properties	—	1,402
Additions during period	10	102

Balance at end of period	$2,211	$1,868

Note 2 — Summary of Significant Accounting Policies (continued)

Earnings Per Common Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period.  The shares of restricted common stock granted to certain officers, directors and employees of the Company are included in the computation of basic net income (loss) per share only after the shares become fully vested.  Diluted earnings per common share includes both the vested and unvested shares of restricted stock and the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period).  As a result of the reverse merger with SLSC on February 14, 2011, the number of common shares outstanding from the beginning of the periods presented in the accompanying consolidated financial statements to the merger date were computed on the basis of the weighted-average number of common shares of Nytis USA outstanding during the respective periods multiplied by the exchange ratio established in the merger agreement, which was approximately 1,631 common shares of SLSC for each common share of Nytis USA.  The weighted average number of shares used in the earnings per share calculations were based on historical weighted-average number of common shares outstanding multiplied by the exchange ratio.  The number of common shares outstanding from the merger date to June 30, 2012 is the actual number of common shares of the Company outstanding during that period.

At June 30, 2012 and 2011, the Company had common stock equivalents of 4,856,912 and 2,326,664, respectively, which are excluded from the calculation of diluted loss per share as the effect would be anti-dilutive.

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

ING Asset Acquisition Pro Forma

As stated above, on June 29, 2011, the Company completed an acquisition of oil and gas properties from ING.  Below are consolidated results of operations for the three and six months ended June 30, 2011 as though the ING acquisition had been completed as of January 1, 2011.

The unaudited pro forma consolidated results reflect significant pro forma adjustments related to funding the acquisition through the issuance of common stock, additional depreciation expense, costs directly attributable to the acquisition and costs incurred as a result of the merger with SLSC.

	Unaudited Pro Forma Consolidated Results
	For Three Months Ended	For Six Months Ended
(in thousands, except share data)	June 30, 2011	June 30, 2011

Revenue	$3,914	$7,619

Net loss before non-controlling interests	$(357)	$(7,487)

Net income attributable to non-controlling interests	$(142)	$(345)

Net loss attributable to controlling interests	$(499)	$(7,832)

Net loss per share (basic)	$(0.01)	$(0.17)
Net loss per share (diluted)	$(0.01)	$(0.17)

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

Note 5 — Property and Equipment

Net property and equipment as of June 30, 2012 and December 31, 2011 consists of the following:

(in thousands)	June 30, 2012	December 31, 2011

Oil and gas properties
Proved oil and gas properties	$91,754	$89,392
Unproved properties not subject to depletion	1,518	1,369
Accumulated depreciation, depletion, amortization and impairment	(57,723)	(40,502)
Net oil and gas properties	35,549	50,259

Furniture and fixtures, computer hardware and software, and other equipment	775	728
Accumulated depreciation and amortization	(489)	(441)
Net other property and equipment	286	287

Total net property and equipment	$35,835	$50,546

As of June 30, 2012 and December 31, 2011, the Company had approximately $1.5 million and $1.4 million, respectively, of unproved oil and gas properties not subject to depletion.  The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties.  The excluded properties are assessed for impairment at least annually.  Subject to industry conditions, evaluation of most of these properties and the inclusion of their costs in amortized capital costs is expected to be completed within five years.

The Company capitalized overhead applicable to acquisition, development and exploration activities of approximately $275,000 and $198,000 for the six months ended June 30, 2012 and 2011, respectively.

Depletion expense related to oil and gas properties for the three and six months ended June 30, 2012 was approximately $826,000, or $1.28 per equivalent Mcfe, and approximately $1.8 million, or $1.36 per equivalent Mcfe, respectively and approximately $363,000, or $1.49 per equivalent Mcfe, and approximately $729,000, or $1.42 per equivalent Mcfe for the three and six months ended June 30, 2011, respectively.  Oil and natural gas property ceiling test impairments of approximately $9.9 million and $15.4 million were recognized for the three and six months ended June 30, 2012, respectively, and approximately $1.1 million and $8.4 million for the three and six months ended June 30, 2011, respectively.  Depreciation and amortization expense related to furniture and fixtures, computer hardware and software and other equipment for the six months ended June 30, 2012 and 2011 was approximately $48,000 and $18,000, respectively.

Note 6 — Equity Method Investment

The Company has a 50% interest in Crawford County Gas Gathering Company, LLC (“CCGGC”) which owns and operates pipelines and related gathering and treating facilities.  The Company’s gas production located in Illinois is gathered and transported on CCGGC’s gathering facilities.  The Company’s investment in CCGGC is accounted for under the equity method of accounting, and its share of the income or loss is recognized.  During the six month period ended June 30, 2012 and 2011, the Company recorded equity method income of approximately $27,000 and $41,000, respectively, related to this investment.

In the fourth quarter of 2010, the Company acquired a 17.5% ownership in Sullivan Energy Ventures LLC (“Sullivan”).  At that time, the Company determined that it had the ability to significantly influence the operating decisions of Sullivan and accounted for its ownership in Sullivan by recording the Company’s pro-rata share of Sullivan’s financial results.  During the second quarter of 2011, it became evident that the Company did not have the ability to significantly influence the decisions of Sullivan.  As a result, the Company reclassified its investment in Sullivan to Investments in Affiliates in the accompanying consolidated balance sheets at the net investment value of approximately $463,000 and began to account for this investment using the cost method of accounting.  The Company’s standardized reserve disclosures at December 31, 2010 included approximately $796,000 and 663,000 Mcf of reserves related to Sullivan.  For the three months ended March 31, 2011, the Company would have recorded an additional oil and gas asset impairment expense of approximately $280,000 if the Sullivan reserves and related property balance had not been included in the ceiling test calculation.  Because this was a new entity, revenues and expenses recorded related to Sullivan were deminimus during 2010 and the first quarter of 2011.

Note 7 — Bank Credit Facility

Nytis LLC’s credit facility with Bank of Oklahoma which matures on May 2014 has a borrowing base of $20.0 million and a maximum line of credit available under hedging arrangements of $8.0 million.  Carbon is a guarantor of Nytis LLC’s obligations under its credit facility.

No repayments of principal are required until maturity, except to the extent that outstanding balances exceed the borrowing base then in effect; however, the Company has the right both to repay principal at any time and to reborrow.  Subject to the agreement of the Company and the lender, the size of the credit facility may be increased up to $50.0 million.  The borrowing base is redetermined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redeterminations.  Under certain circumstances the lender may request an interim redetermination.  The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base.  Interest rates are based on either an Alternate Base Rate or LIBOR.  The portion of the loan based on an “Alternate Base Rate” is determined by the rate per annum equal to the greatest of the following: (a) the Federal Funds Rate for such day plus one-half of one percentage point, (b) the Prime Rate for such day or (c) LIBOR for a one-month LIBOR Interest Period plus one percentage point; plus 1.5%.  The portion based on LIBOR is determined by the rate per annum equal to LIBOR plus between 2.5% and LIBOR plus 3.25% for each LIBOR tranche. For all debt outstanding regardless if the loan is based on the Alternative Base Rate or LIBOR, there is a minimum floor of 4.5% per annum. The credit facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements and agreements designated to protect the Company against changes in interest and currency exchange rates.

At June 30, 2012, there were approximately $13.8 million in outstanding borrowings and approximately $6.2 million of additional borrowing capacity available under the credit facility.  The Company’s effective borrowing rate at June 30, 2012 was 4.6%.  The credit facility is collateralized by substantially all of the Company’s oil and gas assets.  The credit facility includes terms that place limitations on certain types of activities and the payment of dividends, and requires satisfaction of a current ratio (the ratio of current assets (including borrowing base capacity) to current liabilities as defined) of 1.0 to 1.0 and a maximum Funded Debt Ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges) for the most recently completed fiscal quarter times four) of 4.25 to 1.0 as of the end of any fiscal quarter.

Effective June 1, 2012, the Company and Bank of Oklahoma amended the credit agreement whereby Bank of Oklahoma agreed to waive the funded debt ratio covenant during the remainder of 2012.  From July 1, 2012 through March 31, 2013 the minimum interest rate will increase by 25 basis points (from 4.5% to 4.75% per annum).  Other applicable credit spreads under the facility will also increase 25 basis points during this period.

The Company is in compliance with all covenants associated with the credit agreement as of June 30, 2012.

Note 8 — Income Taxes

The Company recognizes deferred income tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We have net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits from net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

At June 30, 2012, the Company has established a full valuation allowance against the balance of net deferred tax assets.

Note 9 — Stockholders’ Equity

Authorized and Issued Capital Stock

As of June 30, 2012, the authorized capital stock of Carbon was 201,000,000 shares, consisting of 200,000,000 shares of common stock with a par value of $0.01 per share and 1,000,000 shares of preferred stock with a par value of $0.01 per share.

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

Stock Incentive Plan

On December 8, 2011, the stockholders of Carbon approved the adoption of Carbon’s 2011 Stock Incentive Plan (2011 Plan), under which 12,600,000 shares of common stock were authorized for issuance to Carbon officers, directors, employees and consultants eligible to receive awards under the 2011 Plan.

The plan provides for granting Director Stock Awards to Non-Employee Directors and for granting Incentive Stock Options, Non-qualified Stock Options, Restricted Stock Awards, Performance Awards and Phantom Stock Awards, or a combination of the foregoing as is best suited to the circumstances of the particular employee, officer, director or consultant.

Restricted Stock

The Company granted 80,000 and 1,610,000 shares of restricted stock for the three and six months ended June 30, 2012, respectively.  Restricted stock awards for employees vest ratably over a three-year service period and one-year for non-employee directors.  Compensation for restricted shares is measured at the grant date based on the fair value of the awards, determined by the closing price of the Company’s common stock on the grant date and the fair value is recognized on a straight line basis over the requisite service period (generally the vesting period).

Compensation cost recognized for restricted stock grants was approximately $112,000 and $216,000 for the three and six months ended June 30, 2012, respectively.  As of June 30, 2012, there was approximately $781,000 of total unrecognized compensation costs related to restricted stock.  This cost is expected to be recognized over the next 2.8 years.

Restricted Performance Units

During the first quarter of 2012 and for the six months ended June 30, 2012, the Company granted 1,290,000 restricted performance units.  The performance units represent a contractual right to receive one share of the Company’s common stock subject to the terms and conditions of the agreement including the relative achievement of the performance and the lapse of forfeiture restrictions pursuant to the terms and conditions of the agreement.

The Company accounts for grants of restricted performance units at their intrinsic value, re-measured at each reporting period.  The final measurement of compensation costs is based on the performance units that ultimately vest and the market price at the date the performance criteria are met.  At June 30, 2012, the Company estimated that none of the performance units would vest and accordingly, no compensation cost has been recorded.  As of June 30, 2012, if all performance goals are achieved and forfeiture restrictions pursuant to the terms and conditions of the agreement are met, estimated unrecognized compensation cost would be approximately $400,000.

Note 10 — Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2012 and December 31, 2011 consist of the following:

(in thousands)	June 30, 2012	December 31, 2011

Accounts payable	$770	$2,789
Oil and gas revenue payable to oil and gas property owners	1,969	964
Production taxes payable	59	43
Accrued drilling costs	517	190
Accrued lease operating costs	58	585
Accrued ad valorem taxes	407	395
Accrued general and administrative expenses	574	722
Other accrued liabilities	139	168

Total accounts payable and accrued liabilities	$4,493	$5,856

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s policy is to recognize transfers in or out of fair value hierarchies as of the end of the reporting period for which the event or change in circumstances caused the transfer.  The Company has consistently applied the valuation techniques discussed below for all periods presented.

Note 11 — Fair Value Measurements (continued)

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 by level within the fair value hierarchy:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2012
Assets:
Commodity derivatives	$—	$131	$—	$131

December 31, 2011
Assets:
Commodity derivatives	$—	$308	$—	$308

As of June 30, 2012, the Company’s commodity derivative financial instruments are comprised of two natural gas swap agreements and two oil swap agreements.  The fair values of the swap agreements are determined under the income valuation technique using a discounted cash flow model.  The valuation model requires a variety of inputs, including contractual terms, published forward prices, volatilities for options, and discount rates, as appropriate.  The Company’s estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, the Company’s credit worthiness and the time value of money.  The consideration of these factors results in an estimated exit-price for each derivative asset or liability under a market place participant’s view.  All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy. The counterparty in all of the Company’s commodity derivative financial instruments is the lender in the Company’s bank credit facility.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

The Company uses the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money.  Accordingly, the fair value is based on unobserverable pricing inputs and therefore, is included with the Level 3 fair value hierarchy.

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

The Company has fixed price contracts requiring physical deliveries for July 2012 through October 2013 of approximately 37,500 MMBtu per month for an average sales price of $3.11 per MMBtu and for October and November 2013 of approximately 18,600 MMBtu per month for an average sales price of $3.24 per MMBtu.

At June 30, 2012, other than the above mentioned contracts, the Company’s other gas sales contracts approximate index prices.

Note 12 — Physical Delivery Contracts and Gas Derivatives (continued)

The Company’s swap agreements as of June 30, 2012 are summarized in the table below:

Agreement	Remaining		Fixed Price	Floating Price Nytis LLC
Type	Term	Quantity	Counterparty Payer	Payer
Swap	7/12 - 12/12	10,000 MMBtu/month	$5.07/ MMBtu	(a)
Swap	7/12 - 3/13	40,000 MMBtu/month	$2.78/ MMBtu	(a)
Swap	7/12 - 12/12	1,000 Bbl/month	$106.25/ Bbl	(b)
Swap	1/13 - 12/13	500 Bbl/month	$87.70/Bbl	(b)

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

The following table summarizes the fair value of the derivatives recorded in the consolidated balance sheets.  These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	June 30, 2012	December 31, 2011
Derivative contracts:
Current assets	$131	$308
Current liabilities	$—	$—

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three and six months ended June 30, 2012 and 2011.  These realized and unrealized gains and losses are recorded and included in commodity derivative gain in the accompanying consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Commodity derivative contracts:
Realized gains (losses)	$184	$77	$318	$184
Unrealized (losses) gains	(154)	(13)	(177)	(59)

Total realized and unrealized gains, net	$30	$64	$141	$125

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

Note 13 — Commitments

The Company assumed long-term firm transportation contracts in the ING Asset acquisition.  Capacity levels and related demand charges for the remaining term of the contracts at June 30, 2012 are (i) for the remainder of 2012 through 2013; approximately 7,700 dekatherms per day capacity with demand charges ranging between $0.22 and $1.40 per dekatherm, (ii) for 2014 through May 2015; 3,450 dekatherms per day with demand charges ranging between $0.22 and $0.65 and (iii) for June 2015 through 2017; 2,300 dekatherms per day with demand charges of $0.65 per dekatherm.  A liability of approximately $5.4 million related to firm transportation contracts assumed in the ING Asset acquisition, which represents the remaining commitment, is reflected on the Company’s consolidated balance sheets as of June 30, 2012.

In addition to the contracts assumed in the ING Asset acquisition, the Company has other long-term firm transportation contracts related to the Nytis LLC assets.  Capacity and related demand charges for the remaining term of the contracts at June 30, 2012 are (i) for the remainder of 2012 through March 2013; 1,300 dekatherms per day with demand charges ranging from $0.22 to $0.80 per dekatherm and (ii) 1,000 dekatherms per day with demand charges of $0.22 from April 2013 through April 2036.

Note 14 — Related Party Transactions

The Company previously engaged Nytis Exploration Company (“NEC”) to assist in the management, direction and supervision of the operations and business functions of the Company.  A service agreement between the Company, NEC and other related entities provided for the compensation of NEC in performing these duties. For the three and six months ended June 30, 2011, NEC charged the Company approximately $302,000 and $673,000 for general and administrative expenses pursuant to this service agreement.

The services agreement was terminated on June 30, 2011.  Effective July 1, 2011, the parties entered into a new agreement whereby the Company manages, directs and supervises the operations and business of NEC and other related entities.  The new agreement’s initial term of one year is automatically renewable for successive one-year terms.  For the three and six month period ended June 30, 2012, pursuant to the new service agreement, the Company charged NEC $45,000 and $90,000, respectively.

As of June 30, 2012, NEC and the other related entities owe the Company approximately $620,000.  This receivable consists primarily of charges incurred under the service agreement, short-term advances and reimbursement of other general and administrative expenses paid by Carbon.  This receivable is reflected in accounts receivable on the Company’s consolidated balance sheets.

Note 15 — Supplemental Cash Flow Disclosure

Supplemental cash flow disclosures for the six months ended June 30, 2012 and 2011 are presented below:

	Six Months Ended June 30,
(in thousands)	2012	2011

Cash paid during the period for:
Interest payments	$384	$170

Non-cash transactions:
Increase in net asset retirement obligations due to additions	$10	$102
Various assets acquired and liabilities assumed in acquisition (see Note 4)	$—	$6,635
Decrease in accounts payable and accrued liabilities included in oil and gas properties	$(993)	$(194)
Offering costs included in accounts payable	$—	$1,756
Net assets transferred from oil and gas properties to investment in affiliate	$—	$463

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

The Company is an independent natural gas and oil company engaged in the acquisition, exploration, development and production of natural gas and oil properties located in the Appalachian and the Illinois Basin of the United States.  The Company’s business is comprised of the assets and properties of Nytis USA and its subsidiaries Nytis LLC and Nytis Pennsylvania which conduct the Company’s operations in the Appalachian and Illinois Basins.  The Company focuses on conventional and unconventional reservoirs, including shale gas formations, tight gas sands and coalbed methane.  Our corporate headquarters are in Denver, Colorado.

At December 31, 2011, 93% of our estimated proved reserves were natural gas and, as a result, our financial results will be more sensitive to fluctuations in natural gas prices.  However as demonstrated by our recent capital expenditure programs, the Company is focused on developing its oil reserves while continuing to pursue acquisitions that complement our existing core programs.  We believe that our drilling inventory, combined with our operating expense and cost structure, provides us with meaningful organic growth opportunities.  Our growth plan is centered on the following activities:

•      Focusing primarily on the development of the Company’s oil reserves;

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

	2011				2012
	Q1	Q2	Q3	Q4	Q1	Q2

Oil (Bbl)	$94.25	$102.55	$89.81	$94.02	$102.94	$93.51
Natural Gas (MMBtu)	$4.10	$4.32	$4.20	$3.54	$2.72	$2.22

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

Results of Operations

The following discussion and analysis relates to items that have affected our results of operations for the three and six months ended June 30, 2012 and 2011.  The following tables set forth, for the periods presented, selected historical statements of operations data.  The information contained in the table below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information under “Forward Looking Statements” below.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

	Three Months Ended
	June 30,		Increase /	Percent
(in thousands except per unit data)	2012	2011	(Decrease)	Change
Revenue:
Oil and natural gas sales	$2,410	$1,253	$1,157	92%
Commodity derivative gain	30	64	(34)	(53)%
Other income	55	91	(36)	(40)%
Total revenues	2,495	1,408	1,087	77%

Expenses:
Lease operating expenses	493	446	47	11%
Transportation costs	478	117	361	309%
Production and property taxes	129	89	40	45%
General and administrative	1,006	1,145	(139)	(12)%
Depreciation, depletion and amortization	850	371	479	129%
Accretion of asset retirement obligations	26	6	20	333%
Impairment of oil and gas properties	9,909	1,063	8,846	*
Total expenses	12,891	3,237	9,654	298%

Operating loss	$(10,396)	$(1,829)	$(8,567)	468%

Other income and (expense):
Interest expense	(175)	(114)	(61)	54%
Equity investment income	26	56	(30)	(54)%
Total other income and (expense)	$(149)	$(58)	(91)	157%

Production data:
Natural gas (MMcf)	576	233	343	147%
Oil and liquids (MBbl)	11	2	9	450%
Combined (MMcfe)	643	244	399	164%

Average prices before effects of hedges:
Natural gas (per Mcf)	$2.38	$4.62	$(2.24)	(48)%
Oil and liquids (per Bbl)	$92.58	$93.91	$(1.33)	(1)%
Combined (per Mcfe)	$3.75	$5.13	$(1.38)	(27)%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$2.21	$4.89	$(2.68)	(55)%
Oil and liquids (per Bbl)	$104.06	$93.91	$10.15	11%
Combined (per Mcfe)	$3.59	$5.40	$(1.81)	(34)%

Average costs (per Mcfe):
Lease operating expenses	$0.77	$1.83	$(1.06)	(58)%
Transportation costs	$0.74	$0.48	$0.26	54%
Production and property taxes	$0.20	$0.36	$(0.16)	(44)%
Depreciation, depletion and amortization	$1.32	$1.52	$(0.20)	(13)%

*                                   Not meaningful or applicable

**                            Includes realized and unrealized commodity derivative gains

Oil and natural gas sales- Revenues from sales of natural gas and oil and liquids increased to $2.4 million for the three months ended June 30, 2012 from approximately $1.3 million for the three months ended June 30, 2011, an increase of 92%.  This increase was primarily due to revenues received from oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively, and oil revenues from new oil producing properties drilled in late 2011 and in the first half of 2012 which offset a 48% decrease in natural gas prices.

Oil and natural gas sales
(in thousands)	2012	2011	Increase
Other properties	$1,469	$1,253	$216
Acquired properties	941	—	941
Total	$2,410	$1,253	$1,157

Production - MMcfe	2012	2011	Increase
Other properties	313	244	69
Acquired properties	330	—	330
Total	643	244	399

Commodity derivative gains- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed or variable swap contracts when our management believes that favorable future sales prices for our natural gas and oil production can be secured.  Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-markets gains or losses, as well as realized gains or losses on the derivative instruments, are currently recognized in our results of operations.  The unrealized gains and losses represent the changes in the fair value of these swap agreements as the future strip prices fluctuate relative to the fixed price we will receive from these swap agreements.  For the three months ended June 30, 2012 we had hedging gains of approximately $30,000 compared to hedging gains of approximately $64,000 for the three months ended June 30, 2011.

Lease operating expenses- Lease operating expenses increased approximately 11% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to the addition of oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively, and oil properties added from drilling activities.  Lease operating expenses for other properties, which include the Company’s existing properties and properties drilled, were higher in the three months ended June 30, 2011 as compared to the same period in 2012 due to major repairs to roads and wellsites damaged by area flooding in Kentucky and West Virginia in 2011.  On a per Mcfe basis, lease operating expenses decreased from $1.83 per Mcfe for the three months ended June 30, 2011 to $0.77 per Mcfe for the three months ended June 30, 2012.

Lease operating expenses (in thousands)	2012	2011	Increase/ (Decrease)
Other properties	$248	$446	$(198)
Acquired properties	245	—	245
Total	$493	$446	$47

Transportation costs- Transportation costs increased from approximately $117,000 for the three months ended June 30, 2011 to approximately $478,000 for the three months ended June 30, 2012 due to transportation price increases and transportation costs for new production from the Company’s Illinois properties and transportation for production from oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively.  On a per Mcfe basis, these expenses increased from $0.48 per Mcfe for the three months ended June 30, 2011 to $0.74 per Mcfe for the three months ended June 30, 2012 due to higher gathering costs per Mcfe incurred on the acquired properties compared to the Company’s properties prior to the acquisitions.

Transportation costs (in thousands)	2012	2011	Increase
Other properties	$203	$117	$86
Acquired properties	275	—	275
Total	$478	$117	$361

Production and property taxes- Production and property taxes increased from approximately $89,000 for the three months ended June 30, 2011 to approximately $129,000 for the three months ended June 30, 2012. This increase is attributed primarily to production and property taxes on the oil and natural gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively. On a per Mcfe basis, these expenses decreased from $0.36 per Mcfe for the three months ended June 30, 2011 to $0.20 per Mcfe for the three months ended June 30, 2012. The decrease on a per Mcfe basis is attributed to a combination of higher production volumes and lower oil and natural gas prices which resulted in lower taxable revenues per Mcfe produced.

Production and property taxes (in thousands)	2012	2011	Increase/ (Decrease)
Other properties	$81	$89	$(8)
Acquired properties	48	—	48
Total	$129	$89	$40

Depreciation, depletion and amortization (DD&A)- DD&A increased from approximately $371,000 for the three months ended June 30, 2011 to approximately $850,000 for the three months ended June 30, 2012 primarily due to additional depletion recognized on the production of the oil and natural gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively.  On a per Mcfe basis, these expenses decreased from $1.52 per Mcfe for the three months ended June 30, 2011 to $1.32 per Mcfe for the three months ended June 30, 2012.

Impairment of oil and gas properties- The Company recognized a non-cash impairment expense of approximately $9.9 million for the three months ended June 30, 2012.  For the three months ended June 30, 2011, the Company recognized an impairment of approximately $1.1 million.  A decline in natural gas prices was the primary contributing factor causing the impairment in both 2012 and 2011.  Additional impairments may be required in subsequent periods if among other things; the unweighted arithmetic average of the first-day-of-the-month natural gas and oil prices used in the calculation of the present value of future net revenue from estimated production of proved oil and gas reserves decline compared to prices used as of June 30, 2012, unproved property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from additional reserves, if any.   Due to the expected decline in the prices used in calculating the present value of future net revenue from estimated production of proved oil and natural gas reserves, we anticipate incurring another impairment expense in the third quarter of 2012.

General and administrative expenses- General and administrative expenses decreased from $1.1 million for the three months ended June 30, 2011 to $1.0 million for the three months ended June 30, 2012.

Interest expense- Interest expense increased from approximately $114,000 for the three months ended June 30, 2011 to approximately $175,000 for the three months ended June 30, 2012 primarily due to higher average debt balances during the three months ended June 30, 2012 compared to the same period in 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

	Six Months Ended
	June 30,		Increase /	Percent
(in thousands except per unit data)	2012	2011	(Decrease)	Change
Revenue:
Oil and natural gas sales	$5,217	$2,507	$2,710	108%
Commodity derivative gain	141	125	16	13%
Other income	108	189	(81)	(43)%
Total revenues	5,466	2,821	2,645	94%

Expenses:
Lease operating expenses	1,094	689	405	59%
Transportation costs	945	272	673	247%
Production and property taxes	349	197	152	77%
General and administrative	2,278	2,589	(311)	(12)%
Depreciation, depletion and amortization	1,861	747	1,114	149%
Accretion of asset retirement obligations	52	12	40	333%
Impairment of oil and gas properties	15,407	8,379	7,028	*
Total expenses	21,986	12,885	9,101	71%

Operating loss	$(16,520)	$(10,064)	$(6,456)	64%

Other income and (expense):
Interest expense	(323)	(192)	(131)	68%
Loss on disposition of fixed asset	—	(13)	13	*
Equity investment income	27	41	(14)	(34)%
Total other income and (expense)	$(296)	$(164)	$(132)	80%

Production data:
Natural gas (MMcf)	1,205	496	709	143%
Oil and liquids (MBbl)	21	3	18	600%
Combined (MMcfe)	1,330	514	816	159%

Average prices before effects of hedges:
Natural gas (per Mcf)	$2.70	$4.51	$(1.81)	(40)%
Oil and liquids (per Bbl)	$94.23	$88.94	$5.29	6%
Combined (per Mcfe)	$3.92	$4.87	$(0.95)	(20)%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$2.73	$4.76	$(2.03)	(43)%
Oil and liquids (per Bbl)	$99.25	$88.94	$10.31	12%
Combined (per Mcfe)	$4.03	$5.12	$(1.09)	(21)%

Average costs (per Mcfe):
Lease operating expenses	$0.82	$1.34	$(0.52)	(39)%
Transportation costs	$0.71	$0.53	$0.18	34%
Production and property taxes	$0.26	$0.38	$(0.12)	(32)%
Depreciation, depletion and amortization	$1.40	$1.45	$(0.05)	(3)%

*           Not meaningful or applicable

**         Includes realized and unrealized commodity derivative gains

Oil and natural gas sales- Revenues from sales of natural gas and oil and liquids increased to $5.2 million for the six months ended June 30, 2012 from $2.5 million for the six months ended June 30, 2011, an increase of 108%.  This increase was primarily due to revenues received from oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively, and oil revenues from new oil producing properties drilled in late 2011 and in the first half of 2012.  The production increases from these additions offset the 40% decrease in natural gas prices for the six month period.

Oil and natural gas sales (in thousands)	2012	2011	Increase
Other properties	$3,457	$2,507	$950
Acquired properties	1,760	—	1,760
Total	$5,217	$2,507	$2,710

Production - MMcfe	2012	2011	Increase
Other properties	769	514	255
Acquired properties	561	—	561
Total	1,330	514	816

Commodity derivative gains- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed or variable swap contracts when our management believes that favorable future sales prices for our natural gas and oil production can be secured.  Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-markets gains or losses, as well as realized gains or losses on the derivative instruments, are currently recognized in our results of operations.  The unrealized gains and losses represent the changes in the fair value of these swap agreements as the future strip prices fluctuate relative to the fixed price we will receive from these swap agreements.  For the six months ended June 30, 2012 we had hedging gains of approximately $141,000 compared to hedging gains of approximately $125,000 for the six months ended June 30, 2011.

Lease operating expenses- Lease operating expenses increased approximately 59% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to the addition of oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively, and oil properties added from drilling activities.  Lease operating expenses for other properties, which include the Company’s existing properties and properties drilled, were higher in the six months ended June 30, 2011 as compared to the same period in 2012 due to major repairs to roads and wellsites damaged by area flooding in Kentucky and West Virginia in 2011.  On a per Mcfe basis, lease operating expenses decreased from $1.34 per Mcfe for the six months ended June 30, 2011 to $0.82 per Mcfe for the six months ended June 30, 2012.

Lease operating expenses (in thousands)	2012	2011	Increase/ (Decrease)
Other properties	$557	$689	$(132)
Acquired properties	537	—	537
Total	$1,094	$689	$405

Transportation costs- Transportation costs increased from approximately $272,000 for the six months ended June 30, 2011 to approximately $945,000 for the six months ended June 30, 2012 due to transportation price increases and transportation costs for new production from the Company’s Illinois properties and transportation for production from oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively.  On a per Mcfe basis, these expenses increased from $0.53 per Mcfe for the six months ended June 30, 2011 to $0.71 per Mcfe for the six months ended June 30, 2012 due to higher gathering costs per Mcfe incurred on the acquired properties compared to the Company’s properties prior to the acquisitions.

Transportation costs (in thousands)	2012	2011	Increase
Other properties	$378	$272	$106
Acquired properties	567	—	567
Total	$945	$272	$673

Production and property taxes- Production and property taxes increased from approximately $197,000 for the six months ended June 30, 2011 to approximately $349,000 for the six months ended June 30, 2012.  This increase is attributed primarily to production and property taxes on the oil and natural gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively. On a per Mcfe basis, these expenses decreased from $0.38 per Mcfe for the six months ended June 30, 2011 to $0.26 per Mcfe for the six months ended June 30, 2012.  The decrease on a per Mcfe basis is attributed to a combination of higher production volumes and lower natural gas prices which resulted in lower taxable revenues per Mcfe produced.

Production and property taxes (in thousands)	2012	2011	Increase/ (Decrease)
Other properties	$186	$197	$(11)
Acquired properties	163	—	163
Total	$349	$197	$152

Depreciation, depletion and amortization (DD&A)- DD&A increased from approximately $747,000 for the six months ended June 30, 2011 to approximately $1.9 million for the six months ended June 30, 2012 primarily due to additional depletion recognized on the production of the oil and natural gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively.  On a per Mcfe basis, these expenses decreased from $1.45 per Mcfe for the six months ended June 30, 2011 to $1.40 per Mcfe for the six months ended June 30, 2012.

Impairment of oil and gas properties- The Company recognized a non-cash impairment expense of approximately $15.4 million for the six months ended June 30, 2012.  For the six months ended June 30, 2011, the Company recognized an impairment of approximately $8.4 million.  A decline in natural gas prices has been the primary contributing factor causing the impairments in both 2012 and 2011.  Additional impairments may be required in subsequent periods if among other things; the unweighted arithmetic average of the first-day-of-the-month natural gas and oil prices used in the calculation of the present value of future net revenue from estimated production of proved oil and gas reserves decline compared to prices used as of June 30, 2012, unproved property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities exceed the discounted future net cash flows from additional reserves, if any.  Due to the expected decline in the prices used in calculating the present value of future net revenue from estimated production of proved oil and natural gas reserves, we anticipate incurring another impairment expense in the third quarter of 2012.

General and administrative expenses- General and administrative expenses decreased from approximately $2.6 million for the six months ended June 30, 2011 to approximately $2.3 million for the six months ended June 30, 2012.  In the first half of 2011, pursuant to the merger, Nytis USA, as manager of Nytis LLC, redeemed all unvested, forfeitable restricted membership interests pursuant to the Nytis LLC restricted membership interest plan for $300,000, which was recognized as general and administrative expenses.

Interest expense- Interest expense increased from approximately $192,000 for the six months ended June 30, 2011 to approximately $323,000 for the six months ended June 30, 2012 primarily due to higher average debt balances during the first half of 2012 compared to the first half in 2011.

Liquidity and Capital Resources

Our exploration, development, and acquisition activities require us to make significant operating and capital expenditures. Historically, we have used cash flow from operations and our bank credit facility as our primary sources of liquidity and, as market conditions have permitted, we have engaged in asset monetization transactions.

Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations.  For the three and six months ended June 30, 2012, natural gas made up approximately 90% and 91%, respectively, of our hydrocarbon production and, as a result, our operations and cash flow are more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market price for oil and liquids. We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of June 30, 2012, we have outstanding hedges of 300,000 MMbtu for 2012 at an average price of $3.24 per MMbtu and 120,000 MMbtu for 2013 at an average price of $2.78 per MMbtu in addition to oil hedges of 6,000 barrels for 2012 at an average price of $106.25 per barrel and 6,000 barrels for 2013 at an average price of $87.70 per barrel.  This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2012 and 2013.  However, future hedging activities may result in reduced income or even financial losses to us. See “Risk Factors— Our future use of hedging arrangements could result in financial losses or reduce income,” in our Annual Report on Form 10-K for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. As of June 30, 2012, our derivative counterparty was party to our credit facility.

The other primary source of liquidity is our U.S. credit facility (described below), which had an aggregate borrowing base of $20.0 million of which approximately $6.2 million was available as of June 30, 2012.  This credit facility is used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facility is secured by substantially all of the Company’s oil and natural gas assets and matures in May 2014. See—“Bank Credit Facility” below for further details. We had approximately $13.8 million drawn on our credit facility as of June 30, 2012.

Our ability to access the debt and equity capital markets on economical terms is affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

We believe that our current cash and cash equivalents and $6.2 million of funds available under our credit facility at June 30, 2012 will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures (other than the potential acquisition of additional natural gas and oil properties), and our contractual obligations. However, if our revenue and cash flow decrease further in the future as a result of a deterioration in domestic and global economic conditions or a significant decline in commodity prices, we may elect to reduce our planned capital expenditures. We believe that this financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate. See “Risk Factors,” in our Annual Report filed on Form 10-K with the SEC for a discussion of the risks and uncertainties that affect our business and financial and operating results.

Bank Credit Facility

Nytis LLC has a bank credit facility which consists of a $50.0 million credit facility (the “Credit Facility”) with Bank of Oklahoma. The Credit Facility will mature in May 2014 and is guaranteed by Nytis USA and Carbon. Our availability under the Credit Facility is governed by a borrowing base (the “Borrowing Base”), which at June 30, 2012 was at $20.0 million.  The determination of the Borrowing Base is made by the lenders in their sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and natural gas properties in accordance with the lenders’ customary practices for oil and natural gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. The next redetermination of the Borrowing Base is expected to occur in November 2012. In addition to the semi-annual redeterminations, Nytis LLC and the lenders each have discretion at any time, but not more often than once during a calendar year, to have the Borrowing Base redetermined.

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

The Credit Facility includes terms that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and requires satisfaction of a current ratio (the ratio of current assets (including borrowing base capacity) to current liabilities) of 1.0 to 1.0 and a maximum Funded Debt Ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges)) of 4.25 to 1.0, for the most recently completed fiscal quarter times four.  If we were to fail to perform our obligations under these covenants or other covenants and obligations, it could cause an event of default and the Credit Facility could be terminated and amounts outstanding could be declared immediately due and payable by the lenders, subject to notice and, in certain cases, cure periods. Such events of default include non-payment, breach of warranty, non-performance of financial covenants, default on other indebtedness, certain adverse judgments, change of control, and a failure of the liens securing the Credit Facility.  In addition, bankruptcy and insolvency events with respect to Nytis LLC or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facility.

Effective June 1, 2012, the Company and Bank of Oklahoma amended the credit agreement whereby Bank of Oklahoma agreed to waive the funded debt ratio covenant during the remainder of 2012.  From July 1, 2012 through March 31, 2013, the minimum interest rate will increase by 25 basis points (from 4.5% to 4.75% per annum).  Other applicable credit spreads under the facility will also increase 25 basis points during this period.

Under the Credit Facility, we are required to mortgage and grant a security interest in 80% of the present value of our proved natural gas properties. Under certain circumstances, we could be obligated to pledge additional assets as collateral.

Of the $50.0 million total nominal amount under the Credit Facility, Bank of Oklahoma held 100% of the total commitments.  As of June 30, 2012 there was $13.8 million borrowed under our Credit Facility.

 In addition, the Credit Facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements and agreements designated to protect the Company against changes in interest and currency exchange rates.  The maximum amount of credit on this line is $8.0 million.

Historical Cash Flow

Net cash used in operating activities, net cash used in investing activities, and net cash provided by financing activities for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended
	June 30,
(in thousands)	2012	2011

Net cash used in operating activities	$(673)	$(2,687)
Net cash used in investing activities	$(3,501)	$(26,934)
Net cash provided by financing activities	$4,985	$36,219

Net cash provided by or used in operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital.  The increase in operating cash flows of approximately $2.0 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily due to decreases in working capital related to positive changes in accounts receivable and amounts due to related parties and increased operating income generated from new oil production and natural gas producing properties acquired from ING and Alerion Drilling in mid-2011 offset, in part, by decreases in oil and natural gas prices.

Net cash provided by or used in investing activities is primarily comprised of the acquisition, exploration, and development of natural gas properties net of dispositions of natural gas properties. The increase in investing cash flows of approximately $23.4 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily due to the acquisition of oil and natural gas properties from ING in second quarter of 2011.

The decrease in financing cash flows of approximately $31.2 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily due to the proceeds received from the issuance of common and preferred shares in the second quarter of 2011.

Capital Expenditures

Capital expenditures for the six months ended June 30, 2012 and 2011 are summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2012	2011

Acquisition of oil and gas properties:
Unevaluated properties	$165	$155
Proved producing properties	265	37,135

Drilling and development	2,852	675
Pipeline and gathering	211	41
Other	47	71
Total capital expenditures	$3,540	$38,077

Due to the significant downturn in the price for natural gas, we chose to reduce our capital expenditures and drilling activity for the six months ended June 30, 2012 and 2011.  Primary factors impacting the level of our capital expenditures include natural gas and oil prices, the volatility in these prices, the cost and availability of oil field services and general economic and market conditions.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2012, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements and (ii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as natural gas transportation commitments and derivative contracts that are sensitive to future changes in commodity prices or interest rates. We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Non-GAAP Measures

Adjusted EBITDA

“EBTIDA” and “Adjusted EBITDA” are non-GAAP financial measures.  We define EBITDA as net income (loss) before interest expense, taxes, depreciation, depletion and amortization.  We define Adjusted EBITDA as EBITDA prior to accretion of asset retirement obligations, ceiling test write downs of oil and gas properties and the gain or loss on sold investments or properties.  EBITDA and Adjusted EBITDA as used and defined by us, may not be comparable to similarly titled measures employed by other companies and are not a measure of performance calculated in accordance with GAAP.  EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, or other performance measures prepared in accordance with GAAP. EBITDA and Adjusted EBITDA provide no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, and working capital movement or tax position. EBITDA and Adjusted EBITDA do not represent funds available for discretionary use because those funds are required for debt service, capital expenditures, working capital, income taxes, franchise taxes, exploration expenses, and other commitments and obligations. However, our management team believes EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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

The following table represents a reconciliation of our net earnings (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended
	June 30,
(in thousands)	2012	2011

Net loss	$(10,545)	$(1,887)
Adjustments:
Interest expense	175	114
Depreciation, depletion and amortization	850	371
EBITDA	(9,520)	(1,402)

Adjusted EBITDA
EBITDA	(9,520)	(1,402)
Adjustments:
Accretion of asset retirement obligations	26	6
Impairment of oil and gas properties	9,909	1,063
Adjusted EBITDA	$415	$(333)

	Six Months Ended
	June 30,
(in thousands)	2012	2011

Net loss	$(16,816)	$(10,228)
Adjustments:
Interest expense	323	192
Depreciation, depletion and amortization	1,861	747
EBITDA	(14,632)	(9,289)

Adjusted EBITDA
EBITDA	(14,632)	(9,289)
Adjustments:
Accretion of asset retirement obligations	52	12
Impairment of oil and gas properties	15,407	8,379
Adjusted EBITDA	$827	$(898)

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

As required by Rule 13a - 15(b) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), we have evaluated under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d-15(e) under the Exchange Act as of June 30, 2012.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow such persons to make timely decisions regarding required disclosures.

Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our three month period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is subject to legal claims and proceedings in the ordinary course of its oil and natural gas exploration and production business.  Management believes that none of the current pending proceedings would have a material adverse effect on the Company, should the controversies be resolved against the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS

Recent Sales of Unregistered Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through June 30, 2012, have been previously reported in our Annual Report on Form 10-K or a Current Report on Form 8-K, except for the following:

During the six months ended June 30, 2012, 1,690,000 shares of the Company’s common stock were issued as restricted stock issuances.  The shares of common stock were issued in reliance on the exemptions from registration contained in Section 4(2) and 4(6) of the Securities Act of 1933.  No commissions or other remuneration were paid for this issuance.

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

3(i)(c)	Certificate of Amendment to Certificate of Incorporation of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on July 19, 2011.
3(ii)	Amended and Restated Bylaws of St. Lawrence Seaway Corporation, incorporated by reference to Exhibit 3 (i) to Form 8-K/A for St. Lawrence Seaway Corporation filed on June 30, 2011.
14	Code of Ethics, incorporated by reference to Exhibit 14 to Form 10-K filed on June 29, 2004.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e).
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed herewith

†    Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON NATURAL GAS COMPANY
(Registrant)

Date: August 14, 2012	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
President and CEO

Date: August 14, 2012	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer