Form 10-Q/A
period 2012-06-30
Carbon Natural Gas Co
filed 2012-09-13
CIK 86264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2012 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ____________

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (“Amendment”) to our quarterly report on Form 10-Q for the period ended June 30, 2012, originally filed with the U.S. Securities and Exchange Commission on August 14, 2012, is solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made in this Amendment. This Amendment speaks as of the original date of our Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached hereto as Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Incorporated by reference from the quarterly report on Form 10-Q filed August 14, 2012.
**  Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON NATURAL GAS COMPANY
(Registrant)

Date: September 13, 2012	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
President and CEO

Date: September 13, 2012	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer