Form 10-K
period 2012-12-31
Carbon Natural Gas Co
filed 2013-03-29
CIK 86264

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $12,314,322 (based on the closing price of such stock).

There were 115,795,405 shares of the registrant's common stock, par value $0.01 per share, outstanding as of February 28, 2013.

CARBON NATURAL GAS COMPANY
TABLE OF CONTENTS

PART I

Item 1.    Business.

General

Throughout this Annual Report on Form 10-K, we use the terms "Carbon," "Company," "we," "our," and "us" to refer to Carbon Natural Gas Company and its subsidiaries. In the following discussion, we make statements that may be deemed "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See "Forward-Looking Statements," below, for more details. We also use a number of terms used in the oil and gas industry. See "Glossary of Oil and Gas Terms" for the definition of certain terms.

Carbon Natural Gas Company is a Delaware corporation, originally formed in Indiana in 1959, which owns and operates natural gas and crude oil interests in the Appalachian and Illinois Basins of the United States.  It produces and sells natural gas, natural gas condensate, natural gas liquids and crude oil.  Carbon’s acreage is held and its exploration and production activities are conducted indirectly through majority-owned subsidiaries.

▪	Nytis Exploration (USA) Inc. (“Nytis USA”) was organized as a Delaware corporation in 2004. Pursuant to the Merger, Nytis USA is owned 100% by Carbon.

▪
In 2005 Nytis USA identified natural gas and oil interests (owned by Addington Exploration, LLC (“Addington”)) located primarily in Illinois, Indiana, Kentucky, Ohio, Tennessee and West Virginia.  To acquire the Addington assets, Nytis USA formed (along with a different unaffiliated person) Nytis Exploration Company LLC (“Nytis LLC”).  Nytis LLC is owned 98.1% by Nytis USA.

▪
On January 31, 2011, Nytis USA entered into an Agreement and Plan of Merger (the “Merger Agreement”) with St. Lawrence Seaway Corporation (“SLSC”), which was closed on February 14, 2011.  At that date, SLSC acquired all of the issued and outstanding shares of Nytis USA from the Nytis USA stockholders, and thereby became the indirect owner of all of Nytis USA’s equity interests in Nytis LLC. In exchange for the issuance by SLSC to the Nytis USA stockholders of 47,000,003 restricted shares of SLSC common stock (which then constituted 98.9% of SLSC’s issued and outstanding common stock), Nytis USA became a wholly-owned subsidiary of SLSC, and Nytis LLC became a majority-owned indirect subsidiary of SLSC (the “Merger”).  The transactions contemplated by the Merger Agreement were intended to be a “tax-free” reorganization under Sections 351 and/or 368 of the Internal Revenue Code of 1986.

▪
Now, substantially all the natural gas and oil interests are owned by Nytis LLC, which continues to acquire and develop properties.  As of December 31, 2012, Nytis LLC owned interests in approximately 847 gross (544 net) productive natural gas and oil wells and approximately 273,000 (226,000 net) undeveloped acres in the Appalachian and Illinois Basins.

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

●
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

●
Focus on oil development.  Due to the higher price of oil relative to natural gas, the Company has, since 2011, focused on the drilling of its oil prospects and the Company expects to continue to allocate capital almost exclusively to oil drilling activities as long as the current commodity price environment continues.  The Company expects to continue the transition from a gas weighted portfolio to an oil weighted asset base.

●
Production increased from 1,000 Mcfe per day average for the year ended December 31, 2005, to 7,700 Mcfe per day at year ended December 31, 2012.  Estimated proved reserves increased from 15.6 Bcfe at December 31, 2004 to 38.9 Bcfe inclusive of 3.3 Bcfe of estimated proved reserves attributable to minority interests of consolidated partnerships at December 31, 2012.

●
Proven executive management team with track record of value creation.  The Company’s acreage positions provide multiple resource play opportunities.  Our management and technical personnel have extensive experience operating in the Appalachian and Illinois Basins, and have successfully built and sold unconventional resource companies in the past.

●
Low-risk development drilling in established resource plays, and flexibility in deployment of exploration and infrastructure capital.  At December 31, 2012, the Company had a multi-year drilling inventory of approximately 1,100 potential horizontal drilling locations on acreage then held. This is a reduction from previously stated potential locations due to the application of horizontal drilling technology wherein one horizontal well can replace the need to drill multiple vertical wells.  Carbon drilled or participated in over 100 vertical or horizontal wells from January 2005 through December 31, 2012, with a success rate of approximately 98%.  Of the approximate 1,100 potential horizontal drilling locations, only 1% of the drilling locations are included in our estimated proved reserve base at December 31, 2012. The concentrated leasehold position has been delineated largely through drilling done by us, as well as with other industry players.

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

▪	Low cost operation. Our geographic and operating focus and the shallow nature of our drilling activities and producing wells provides for low finding and development and lease operating costs.

▪
Maintain financial flexibility and conservative financial position.  We typically use cash flow from operations and our bank credit facility with Bank of Oklahoma to fund acquisition and development drilling.

At June 29, 2011, as a result of the increase in proved reserves attributable to the assets acquired from The Interstate Natural Gas Company, the capacity under our bank credit facility was increased from $10 million to $20 million, and the maximum line for credit available under hedging arrangements was increased from $2.7 million to $5.0 million. At June 1, 2012, the maximum line of credit available under hedging agreements received an additional increase to $8.0 million. At December 31, 2012, approximately $8.9 million of the credit line was available and $11.1 million was outstanding.

▪
Control over operating decisions and capital program.  At December 31, 2012, we had an average working interest of 64% in our productive wells and operated 89% of our production.  The high percentage of operated wells allows us to effectively control operating costs, and to better manage the timing of development activities, application of technological enhancements and marketing of production.

▪
Manage commodity price exposure through an active hedging program.  We maintain a hedging program designed to mitigate volatility in commodity prices and regional basis differentials. As of December 31, 2012, we have outstanding natural gas hedges of 240,000 MMbtu for 2013 at an average price of $3.25 per MMbtu and oil hedges of 18,000 barrels for 2013 at an average price of $90.10.

▪
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

Core Operational Areas

Our oil and gas properties are located primarily in Illinois, Indiana, Kentucky, Tennessee, and West Virginia.  The map below shows locations of the Company’s natural gas and oil properties as of December 31, 2012.

Appalachian Basin

As of December 31, 2012, Nytis LLC owns working interests in 628 gross wells (514 net) and royalty and overriding royalty interests in an additional 158 wells located in Kentucky, Ohio, Tennessee and West Virginia, and has leasehold positions in approximately 32,000 net developed acres and approximately 155,000 net undeveloped acres.  As of December 31, 2012, net sales were approximately 7,200 Mcfe per day.   Objective formations are the Berea Sandstone (for oil), and the Chattanooga Shale, Devonian Shale, Lower Huron Shale and other zones which produce oil and natural gas.

Illinois Basin

As of December 31, 2012, Nytis LLC owns working interests in 61 gross (30 net) primarily coalbed methane wells in the Illinois Basin and has a leasehold position in approximately 1,000 net developed acres and approximately 72,000 net undeveloped acres.  As of December 31, 2012, net natural gas sales were approximately 500 Mcf per day.

The Private Placement

On June 29, 2011, the Company sold 44,444,444 common stock shares at a price of $0.45 per share and 100 shares of our Series A Convertible Preferred Stock at a price of $100,000 per share (the “Private Placement”). There were 24 investors, including Yorktown Energy Partners IX, L.P.  Because we had only 100,000,000 common shares authorized, with not enough shares to cover the additional common shares needed to close the Private Placement at the pricing negotiated by the principal institutional investors, we issued preferred shares to Yorktown Energy Partners IX, L.P. which would automatically convert to common shares when the increase in authorized common shares (to 200,000,000 shares) was implemented under Delaware law.  On July 18, 2011, the increase was so implemented, and we issued 22,222,222 common shares to Yorktown Energy Partners IX, L.P.  Upon such conversion, Carbon had issued a total of 66,666,666 shares of common stock at $0.45 per share, for $30 million in gross proceeds.

Net proceeds from the Private Placement were principally used for our majority owned subsidiary, Nytis LLC, to complete the acquisitions from ING and Alerion Drilling described below.  The remainder of the net proceeds were used for general working capital purposes.

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

Participation Agreement

On September 17, 2012, Nytis LLC entered into a Participation Agreement (the “Participation Agreement”) with Liberty Energy LLC (“Liberty”), a Massachusetts limited liability company that will permit Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the Participation Agreement, Liberty paid to Nytis LLC an initial payment of approximately $3.7 million.  Upon receiving this initial payment, Nytis LLC assigned to Liberty a forty percent (40%) working interest in the covered leases.  In addition to the initial payment, Liberty will carry a greater percentage of the costs associated with the first 20 wells drilled under the Participation Agreement subject to a maximum cap for any individual well, in addition to a maximum cap for the first 20 wells in the aggregate.  Liberty has committed to participate in the first ten (10) wells on the basis described above and may elect to participate in the following ten (10) wells in two groups of five (5) on that same basis.  Following the drilling of the initial 20 wells, the parties will pay their respective costs on an unpromoted basis.

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

Reserves

In connection with the Company’s acquisition of the ING Assets in 2011, it acquired ING’s partnership interests in various general partnerships.  For partnerships where the Company acquired a controlling interest, the partnerships are consolidated.  The following table summarizes our estimated quantities of proved reserve interests and the pre-tax PV-10 as of December 31, 2012 and 2011 after consolidating these partnerships in which the Company has a controlling interest.

Pre-tax PV-10 value, which is not a financial measure accepted under GAAP, is shown because it is a widely used industry standard.

Estimated Consolidated Proved Reserves
Including Non-Controlling Interests of Consolidated Partnerships

	December 31,
	2012	2011

Proved developed reserves:
Natural gas (MMcf)	33,398	44,103
Oil and liquids (MBbl)	489	411
Total proved developed reserves (MMcfe)	36,332	46,572

Proved undeveloped reserves:
Natural gas (MMcf)	248	18,849
Oil and liquids (MBbl)	383	321
Total proved undeveloped reserves (MMcfe)	2,546	20,772

Total proved reserves (MMcfe)	38,878	67,344

Percent developed	93.5%	69.2%

PV-10 (thousands)	$45,592	$48,889

Average natural gas price used (per Mcf)	$2.80	$4.37
Average oil and liquids price used (per Bbl)	$91.88	$89.07

The estimated quantities of proved reserves for the non-controlling interests of the consolidated partnerships are approximately 3.3 Bcfe which is approximately 8.6 percent of total consolidated proved reserves.

The decrease in proved undeveloped reserves from December 31, 2011 to December 31, 2012 was attributable to the following factors:

MMcfe
Extensions and discoveries	2,228
Revisions of previous estimates	(19,760)
Sold	(175)
Conversion to proved developed	(519)
Change in proved undeveloped reserves	(18,226)

The revisions of previous estimates in 2012 is primarily attributed to the loss of proved undeveloped natural gas locations due to marginal economics on certain locations as a result of a significant decline in natural gas prices and the decision by the Company to allocate proportionately more capital to oil locations in the future.

The following table summarizes our estimated quantities proved reserves for the Company, excluding the non-controlling interests of the consolidated partnerships, for December 31, 2012 and 2011.

Estimated Proved Reserves For The Company’s Interests Only

	December 31,	December 31,
	2012	2011

Proved developed reserves:
Natural gas (MMcf)	30,049	39,912
Oil and liquids (MBbl)	489	411
Total proved developed reserves (MMcfe)	32,983	42,380

Proved undeveloped reserves:
Natural gas (MMcf)	248	18,849
Oil and liquids (MBbl)	383	321
Total proved undeveloped reserves (MMcfe)	2,546	20,772

Total proved reserves (MMcfe)	35,529	63,152

Percent developed	92.8%	67.1%

PV-10 (thousands)	$43,422	$44,458

Average natural gas price used (per Mcf)	$2.80	$4.37
Average oil and liquids price used (per Bbl)	$91.88	$89.07

For the years ended December 31, 2012 and 2011, the Company drilled or participated in 2 and 4 wells, respectively, that were included in the Company's reserve estimates as proved undeveloped locations the preceding year. For the year ended December 31, 2012, the Company spent approximately $665,000 on these wells.

Preparation of Reserves Estimates

Our proved oil and natural gas reserves estimates as of December 31, 2012 and 2011 were based on the average fiscal-year prices for oil and natural gas (calculated as the unweighted arithmetic average of the first-day-of-the month price for each month within the 12-month period ended December 31, 2012 and 2011 respectively). Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited to those locations on development spacing areas that are offsetting economic producers that are reasonably certain of economic production when drilled. Proved undeveloped reserves for other undrilled development spacing areas are claimed only where it can be demonstrated with reasonable certainty that there is continuity of economic production from the existing productive formation. Proved undeveloped reserves are included when they are scheduled to be drilled within five years.

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
•
Natural gas pricing for the first flow day of every month is collected from Platts Gas Daily.  Oil pricing for the first flow day of every month is collected from The Wall Street Journal.  At the reporting date, 12-month average prices are determined. A similar collection process occurs with pricing deductions and a 12-month average is calculated at year end.

For the years ended December 31, 2012 and 2011, once the reserve database had been updated with current information and all relevant technical support material had been assembled, Carbon’s independent engineering firm, Cawley, Gillespie & Associates, Inc. (“CG&A”) met with Carbon’s technical personnel to review field performance and future development plans.  Following these reviews, the reserve database and supporting data was furnished to CG&A so that they could prepare their independent reserve estimates and final report.  Access to the database housing reserve information is restricted to select individuals from our engineering department.  CG&A’s independent reserve estimates and final report is for the Company’s interest in the respective oil and gas properties which represents 100% of the total proved hydrocarbon reserves owned by the Company, or 91% of the consolidated proved hydrocarbon reserves presented in the Company’s consolidated financial statements as CG&A’s report does not include the hydrocarbon reserves owned by the non-controlling interests of the consolidated partnerships.  The Company calculated the estimated reserves and related PV-10 of the non-controlling interests of the consolidated partnerships’ oil and gas properties by multiplying CG&A’s independent reserve estimates for such properties by the respective non-controlling interests’ interest in specific properties.

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

Drilling Activities

The following table summarizes the number of wells drilled for the years ended December 31, 2012, 2011 and 2010.  Gross wells reflect the sum of all wells in which we own an interest.  Net wells reflect the sum of our working interests in gross wells.  As of December 31, 2012, we had two wells in progress.

	Year Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net

Development wells:
Productive	8.0	6.8	8.0	6.8	12.0	4.7
Dry			-	-	-	-
Total development wells	8.0	6.8	8.0	6.8	12.0	4.7
Exploratory wells:
Productive	-	-	-	-	-	-
Dry	-	-	-	-
Total exploratory wells	-	-	-	-	-	-

A non-productive well is a well found to be incapable of producing either natural gas or oil in sufficient quantities to justify completion as a natural gas or oil well; also known as a dry well or dry hole.

Natural Gas and Oil Wells and Acreage

Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. The following table summarizes our productive wells as of December 31, 2012.

	December 31, 2012
	Gross	Net

Gas	799	498
Oil	48	46
Total	847	544

Acreage

The following table summarizes developed and undeveloped acreage in which we owned a working interest or held an exploration license as of December 31, 2012. A majority of our developed acreage is subject to mortgage liens securing our bank credit facility. Acreage related to royalty, overriding royalty, and other similar interests is excluded from this summary, as well as acreage related to any options held by us to acquire additional leasehold interests.

December 31, 2012
	Developed		Undeveloped		Total
	Acres		Acres		Acres
	Gross	Net	Gross	Net	Gross	Net
Indiana	-	-	43,364	43,364	43,364	43,364
Illinois	2,970	1,485	52,264	28,423	55,234	29,908
Kentucky	27,471	24,144	67,555	46,516	95,026	70,660
Ohio	337	337	6,703	6,703	7,040	7,040
Tennessee	100	25	93,605	93,580	93,705	93,605
West Virginia	9,057	7,554	9,744	7,734	18,801	15,288
Total	39,935	33,545	273,235	226,320	313,170	259,865

Undeveloped Acreage Expirations

The following table sets forth the number of gross and net undeveloped acres by state as of December 31, 2012, the leases which are scheduled to expire from the date of the table through 2015 unless production is established within the spacing unit covering the acreage prior to the expiration date or the Company extends the terms of a lease by paying delay rentals to the lessor.

December 31, 2012
	2013		2014		2015
	Gross	Net	Gross	Net	Gross	Net
Indiana	-	-	-	-	-	-
Illinois	2,858	1,220	372	186	-	-
Kentucky	5	3	833	698	4,755	4,161
Ohio	-	-	-	-	-	-
Tennessee	-	-	-	-	-	-
West Virginia	-	-	-	-	-	-
Total	2,863	1,223	1,205	884	4,755	4,161

Production, Average Sales Prices and Production Costs

The following table reflects production, average sales price, and production cost information for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
Production data:
Natural gas (MMcf)	2,417	1,797
Oil and condensate (Bbl)	52,296	14,077
Combined (MMcfe)	2,729	1,882
Gas and oil production revenue (in thousands)	$11,750	$9,018
Commodity hedge gain/(loss) (in thousands)	$59	$459
Prices:
Average sales price before effects of hedging;
Natural gas (per Mcf)	$3.00	$4.37
Oil and condensate (per Bbl)	$86.32	$82.36
Average sale price after effects of hedging:
Natural gas (per Mcf)	$3.00	$4.63
Oil and condensate (per Bbl)	$87.19	$82.38
Average costs per Mcfe:
Lease operating costs	$0.80	$1.03
Transportation costs	$0.63	$0.66
Production and property taxes	$0.50	$0.36

The Company

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

At December 31, 2012, the Company has fixed price contracts requiring physical deliveries for approximately 1,300 Mcf/day at an average sales price of $3.10 per Mcf from January 2013 through October 2013; approximately 600 Mcf/day at an average sales price of $3.24 per Mcf from November 2013 through December 2013; and approximately 90 Mcf/day at an average price of $5.60, which are on a month to month basis.

As part of our purchase of assets in June 2011 from ING, Nytis LLC assumed certain long-term firm transportation contracts.  Capacity levels and related demand charges for the remaining term of the contracts at December 31, 2012 are (i) for 2013; approximately 7,700 dekatherms per day capacity with demand charges ranging between $0.22 and $1.40 per dekatherm, (ii) for 2014 through May 2015; 3,450 dekatherms per day with demand charges ranging between $0.22 and $0.65 and (iii) for June 2015 through 2017; 2,300 dekatherms per day with demand charges of $0.65 per dekatherm.

In addition to the contracts assumed in the ING Asset acquisition, the Company has other long-term firm transportation contracts related to the Nytis LLC assets.  Capacity and related demand charges for the remaining term of these other contracts at December 31, 2012 are (i) for January through March 2013; 1,300 dekatherms per day with demand charges ranging from $0.22 to $0.80 per dekatherm and (ii) 1,000 dekatherms per day with demand charges of $0.22 from April 2013 through April 2036.

Competition

We encounter competition in all aspects of our business, including acquisition of properties and oil and natural gas leases, marketing oil and natural gas, obtaining services and labor, and securing drilling rigs and other equipment and materials necessary for drilling and completing wells. Our ability to increase reserves in the future will depend on our ability to generate successful prospects on our existing properties, execute on major development drilling programs, and acquire additional leases and prospects for future development and exploration. A large number of the companies that we compete with have substantially larger staffs and greater financial and operational resources than we have. Because of the nature of our natural gas and oil assets and management’s experience in exploiting our reserves and acquiring properties, management believes that we effectively compete in our markets. See— Risk Factor “Competition in the natural gas and oil industry is intense, making it more difficult for us to acquire properties, market natural gas and oil and secure trained personnel.”

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

In 2009, the U.S. House of Representatives passed a bill to control and reduce the emission of domestic greenhouse gases through the grant of emission allowances which would gradually be decreased over time.  Although similar bills were considered in the U.S. Senate, such legislation lacked bipartisan support in the current Congress. Despite the lack of federal legislation, nearly half of the states, either individually or through multi-state initiatives, have already begun implementing legal measures to reduce greenhouse gas emissions. Also, the U.S. Supreme Court held in Massachusetts et al. v. EPA (2007) that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act, which could result in future regulation of greenhouse gas emissions from stationary and non-stationary sources, even if Congress does not adopt new legislation specifically addressing such emissions. In December 2009, the U.S. Environmental Protection Agency (“EPA”) published its findings that emissions of greenhouse gases present an endangerment to public health and the environment because such emissions, according to the EPA, are contributing to warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to implement regulations that would restrict greenhouse gas emissions under existing provisions of the Clean Air Act. Accordingly, the EPA has adopted regulations that require a reduction of greenhouse gas emissions from motor vehicles and has proposed additional regulations to further restrict such emissions.  The EPA has also finalized regulations that require certain U.S. facilities, including certain petroleum and natural gas facilities, to report their greenhouse gas emissions beginning on January 1, 2011. The adoption and implementation of these regulations impacts our business, and any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have an adverse effect on demand for the natural gas and oil that we produce.

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

Employees

As of December 31, 2012, our workforce (including those employed by our subsidiary Nytis LLC) consisted of approximately 25 employees all of which are full-time employees.  None of the members of our workforce are represented by a union or covered by a collective bargaining agreement.  We believe we have a good relationship with the members of our workforce.

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

Bbl	means one stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or liquid hydrocarbons.

Bcf	means one billion cubic feet of natural gas.

Bcfe	means one billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one bbl of crude oil, condensate, or natural gas liquids.

Bbtu	means one billion British Thermal Units.

Btu	means a British Thermal Unit, or the amount of heat necessary to raise the temperature of one pound of water one degree Fahrenheit.

CBM	means coalbed methane.

Condensate	means liquid hydrocarbons associated with the production of a primarily natural gas reserve.

Dekatherm	means one million British Thermal Units.

Developed acreage	means the number of acres which are allocated or held by producing wells or wells capable of production.

Development well	means a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole; dry well	means a well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

Equivalent volumes	means equivalent volumes are computed with natural gas liquid quantities converted to Mcf on an energy equivalent ratio of one barrel to six Mcf.

Exploitation	means ordinarily considered to be a form of development within a known reservoir.

Exploratory well	means a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir. Generally, an exploratory well is any well that is not a development well or a service well.

Farmout	is an assignment of an interest in a drilling location and related acreage conditional upon the drilling of a well on that location or the undertaking of other work obligations.

Field	means an area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Full cost pool	means the full cost pool consisting of all costs associated with property acquisition, exploration, and development activities for a company using the full cost method of accounting. Additionally, any internal costs that can be directly identified with acquisition, exploration, and development activities are included. Any costs related to production, general and administrative expense, or similar activities are not included.

Gross acres or gross wells	means the total acres or wells, as the case may be, in which a working interest is owned.

Henry Hub	means the natural gas pipeline located in Erath, Louisiana that serves as the official delivery location for futures contracts on the NYMEX.

Lease operating expenses	means the expenses of lifting natural gas or oil from a producing formation to the surface, constituting part of the current operating expenses of a working interest, and also including labor, superintendence, supplies, repairs, short-lived assets, maintenance, allocated overhead costs, and other expenses incidental to production, but not including lease acquisition or drilling or completion expenses.

Liquids	describes oil, condensate, and natural gas liquids.

MBbls	means one thousand barrels of crude oil or other liquid hydrocarbons.

Mcf	means one thousand cubic feet of natural gas.

Mcfe	means one thousand cubic feet equivalent determined using the ratio of six Mcf of natural gas to one bbl of crude oil, condensate, or natural gas liquids.

MMBtu	means one million British Thermal Units, a common energy measurement.

MMcf	means one million cubic feet of natural gas.

MMcfe	means one million cubic feet equivalent determined using the ratio of six Mcf of natural gas to one bbl of crude oil, condensate, or natural gas liquids.

NGL	means natural gas liquids.

Net acres ornet wells	is the sum of the fractional working interest owned in gross acres or gross wells expressed in whole numbers and fractions of whole numbers.

NYMEX	means New York Mercantile Exchange.

Productive wells	means producing wells and wells that are capable of production, and wells that are shut-in.

Proved Developed Reserves	means estimated proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved Reserves	means quantities of natural gas and oil, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Existing economic conditions include prices that are the average price during the twelve-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Proved Undeveloped Reserves	means estimated proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recovery to occur.

PV-10	means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at the determination date, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

Reservoir	means a porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Royalty	means an interest in a natural gas or oil lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

Standardized measure or present value of estimated future net revenues	means an estimate of the present value of the estimated future net revenues from proved natural gas or oil reserves at a date indicated after deducting estimated production and ad valorem taxes, future capital costs, operating expenses and income taxes computed by applying year end statutory tax rates, with consideration of future tax rates already legislated. The estimated future net revenues are discounted at an annual rate of 10%, in accordance with the SEC’s practice, to determine their “present value.” The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. Estimates of future net revenues are made using natural gas and oil prices and operating costs at the estimation date and held constant for the life of the reserves.

Tcfe	means one trillion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one bbl of crude oil, condensate, or natural gas liquids.

Undeveloped acreage	means acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

Working interest	means an operating interest which gives the owner the right to drill, produce, and conduct operating activities on the property, and to receive a share of production.

Available Information

You may read, without charge, and copy, at prescribed rates, all or any portion of the registration statement or any reports, statements or other information in the files at the public reference room at the SEC’s principal office at 100 F Street NE, Washington, D.C., 20549. You may request copies of these documents, for a copying fee, by writing to the SEC. You may call the SEC at 1-800-SEC-0330 for further information on the operation of its public reference room. Our filings, including this Annual Report on Form 10-K, will also be available to you on the Internet website maintained by the SEC at http://www.sec.gov or on our website at http://www.carbonnaturalgas.com.

We are subject to the information and reporting requirements of the Securities Exchange Act and will file annual, quarterly and current reports, proxy statements and other information with the SEC. You can request copies of these documents, for a copying fee, by writing to the SEC. These reports, proxy statements and other information will also be available on the Internet websites of the SEC and the Company referred to above. We intend to furnish our stockholders with annual reports containing financial statements audited by our independent auditors.

Forward-Looking Statements

The information in this Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the “1933 Act”) and Section 21E of the Exchange Act of 1934 (the “1934 Act”). Forward-looking statements are statements other than statements of historical or present facts, that address activities, events, outcomes, and other matters that Carbon plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future. Generally, the words "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "could," "should," "future," "potential," "continue," variations of such words, and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

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

We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of natural gas and oil. See "Competition" and "Regulation" above, as well as Part I, Item 1A—"Risk Factors," and Part II, Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a description of various, but by no means all, factors that could materially affect our ability to achieve the anticipated results described in the forward-looking statements.

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

These factors make it very difficult to predict future commodity price movements with any certainty. We sell the majority of our natural gas and oil production at current prices rather than through fixed-price contracts. However, we do enter into derivative instruments to reduce our exposure to fluctuations in natural gas and oil prices. See Risk Factor below entitled “Future use of hedging arrangements could result in financial losses or reduce income.”  At December 31, 2012, 87% of our estimated proved reserves were natural gas, and, as a result, our financial results will be more sensitive to fluctuations in natural gas prices.

Furthermore, the worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets has led to a worldwide economic recession. The slowdown in economic activity caused by such recession has reduced worldwide demand for energy and resulted in lower natural gas and oil prices. Natural gas spot prices have recently been particularly volatile and declined from record high levels in early July 2008 of over $13.00 per MMBtu to below $3.00 per MMBtu in September 2009 and for the majority of 2012.  More recently, oil prices have been generally increasing due in part to the unrest and uncertainty in the Middle East; however, this has not had a similar effect on the price of natural gas.

We have indebtedness and may incur more debt in the future. Our leverage may materially affect our operations and financial condition.

We (through Nytis LLC) have a bank credit facility with the Bank of Oklahoma, the outstanding balance of which was approximately $11.1 million at December 31, 2012, and we may incur more debt in the future. This indebtedness may have several important effects on our business and operations; among other things, it may:

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

Our estimates of proved reserves at December 31, 2012 and 2011 have been prepared under SEC’s rules and could limit our ability to book additional proved undeveloped reserves in the future.

Estimates of our proved reserves as of December 31, 2012 and 2011 have been prepared and presented under the SEC’s rules relating to the reporting of natural gas and oil exploration activities.  These rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking.  This rule has limited and may continue to limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down any proved undeveloped reserves that are not developed within the required five-year timeframe.

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

It should not be assumed that the present value of future net revenues from our proved reserves is the current market value of our estimated reserves.  We base the estimated discounted future net cash flows from our proved reserves using SEC regulations.  Actual future prices and costs may differ materially from those used in the present value estimate.

7% of our total proved reserves as of December 31, 2012 consist of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.

As of December 31, 2012, 6% of our total proved reserves were undeveloped and 1% were developed non-producing.  Although we plan to develop and produce all the proved reserves, ultimately some may not be developed or produced.  In addition, not all of the undeveloped or developed non-producing reserves may begin producing at the expected times or within budget.

Lower natural gas and oil prices and other factors have resulted, and in the future may result, in ceiling test write-downs and other impairments of our asset carrying values.

We use the full cost method of accounting to report our natural gas and oil operations. Under this method, we capitalize the cost to acquire, explore for, and develop natural gas and oil properties. Under full cost accounting rules, the net capitalized costs of proved natural gas and oil properties may not exceed a “ceiling limit,” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%. If net capitalized costs of proved natural gas and oil properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a “ceiling test write-down.” Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test write-down would not impact cash flow from operating activities, but it would reduce our stockholders’ equity.  For the year ended December 31, 2012, we recognized a ceiling test impairment for the first and second quarters of approximately $5.5 million and $9.9 million, respectively, for a total impairment of approximately $15.4 million for 2012.  For the year ended December 31, 2011, we recognized a ceiling test impairment for the first, second, third and fourth quarters of $7.3 million, $1.1 million, $3.8 million and $3.6 million, respectively, for a total impairment of $15.8 million for 2011.   Further declines in oil and natural gas prices could result in additional impairments of our oil and gas properties in future periods,  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates, Judgments, and Assumptions—Full Cost Method of Accounting,” for further detail.

Investments in unproved properties are also assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data relating to the properties. The amount of impairment assessed, if any, is added to the costs to be amortized in the appropriate full cost pool. If an impairment of unproved properties results in a reclassification to proved natural gas reserves, the amount by which the ceiling limit exceeds the capitalized costs of proved natural gas reserves would be reduced.

We also assess the carrying amount of goodwill in the fourth quarter of each year and at other periods when events occur that may indicate an impairment exists. These events include, for example, a significant decline in natural gas prices.

The risk that we will be required to write-down the carrying value of our natural gas and oil properties or our unproved properties increases when natural gas and oil prices are low. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. For example, we recorded a non-cash ceiling test write-down of approximately $15.4 million and $15.8 million in 2012 and 2011, respectively. These write-downs are reflected as a charge to net earnings. Additional write-downs of our full cost pool may be required if natural gas prices decline further, unproved property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in our full cost pool exceed the discounted future net cash flows from the additional reserves, if any, attributable to our cost pool.

Our exploration, development and exploitation projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our reserves.

The natural gas and oil industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the development, exploitation, production and acquisition of natural gas and oil reserves. Cash used in investing activities related to acquisition, development and exploration expenditures was approximately $6.9 million and $31.1 million in 2012 and 2011, respectively.

The Company anticipates its budget for exploration and completion work on existing acreage will range between $8.0 million and $14.0 million for all of 2013.  As we recognized an operating loss of approximately $16.6 million and $17.3 million (inclusive of non-cash ceiling test impairments of $15.4 million and $15.8 million) for the years ended December 31, 2012 and 2011, respectively, our planned exploration and development drilling and completion activities may be limited or delayed if cash flow from producing activities or funds available from our credit facility are not sufficient to fund the anticipated level of capital expenditures.

We intend to finance future capital expenditures through cash flow from operations, and to the extent that it is prudent, from borrowings under our bank credit facility.  In addition, pursuant to the terms of the Participation Agreement between Liberty and the Company, Liberty will carry a greater percentage of the costs associated with the first 20 wells drilled under the Participation Agreement subject to a maximum cap for any individual well, in addition to a maximum cap for the first 20 wells in the aggregate.  Liberty has committed to participate in the first ten wells on the basis described above and may elect to participate in the following ten wells in two groups of five on the same basis.  As of December 31, 2012, three wells had been drilled under the Participation Agreement.  However, our financing needs may exceed those resources, and thus require a substantial increase in capitalization through the issuance of debt or equity securities or sale or joint venturing of selected assets. The issuance of additional indebtedness may require that a portion of operating cash flow be used to service the debt, thereby reducing the amount of cash flow available for other purposes. The actual amount and timing of future capital expenditures may differ materially from estimates as a result of, among other things, availability of personnel, commodity prices, actual drilling results, the availability of drilling rigs and other services, materials and equipment, and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures. Conversely, a significant improvement in product prices could result in an increase in our capital expenditures.

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

In the fracturing process, the focus is on prevention since an accidental release could result in not only possible environmental impact but also injuries.  All wells have complex manifolds with escape lines to containment areas that are staked into the ground.  Chokes are present for flow control and specially designed high pressure valves are on the wellheads.  Valves and piping are designed for far higher pressures than are typically encountered.  Service company steel is rated at 3 to 4 times the planned pumping pressure.  Piping is tested prior to any procedure in excess of the job specs.  The piping is tested prior to coming to location and records are kept on those tests. Despite all of these safety procedures, there are many risks involved in hydraulic fracturing that could result in liability to the Company in excess of the Company’s policy limits, resulting in an adverse effect on our operations.

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

The use of derivatives may, in some cases, require the posting of cash collateral with counterparties. If we enter into derivative instruments that require cash collateral and commodity prices or interest rates change in a manner adverse to us, our cash otherwise available for use in our operations would be reduced which could limit our ability to make future capital expenditures and to make payments on our indebtedness, which could also limit our ability to borrow funds. Future collateral requirements will depend on arrangements with our counterparties, highly volatile natural gas and oil prices and interest rates.

As of December 31, 2012, the fair value of the contracts with our derivatives counterparty was a liability of approximately $87,000. Any default by this counterparty on its obligations to us would have a material adverse effect on the Company’s financial condition and results of operations.

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

We typically do not retain attorneys to examine title before acquiring leases or mineral interests.  Prior to drilling a well, however, we (or the company that is the operator) obtain a preliminary title review to initially determine that no obvious title deficiencies are anticipated.  As a result of some such examinations, certain curative work must be done to correct deficiencies in title, and such curative work may be expensive.  In some instances, curative work may not be feasible or possible.  In addition, it is possible that certain interests could have been bought in error from someone who is not the owner.  In that event, our interest would be worthless.

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

Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

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

Separately, the EPA has commenced the process of studying the possible relationship between hydraulic fracturing and drinking water and the first progress report was released in December 2012.  A final report is expected for public comment and peer review in 2014.  To receive input on development of the draft study plan, the EPA held public meetings in four locations across the country in July and September 2010, which attracted hundreds of protestors.  Also in September 2010, the EPA issued voluntary information requests to nine of the leading national and regional hydraulic fracturing service providers.  Although eight of the nine hydraulic fracturing companies agreed to voluntarily compile and submit the information requested by the EPA, one company refused and the EPA issued a subpoena.  Because of heightened public awareness and concern related to hydraulic fracturing, additional federal regulation by the EPA, Congress, or both is likely in the coming years. If adopted, such rules could lead to operational delays or increased operating costs and could result in additional regulatory burdens that would make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) is comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The Dodd-Frank Act requires the Commodity Futures Trading Commission (“CFTC”) and the SEC to promulgate rules and regulations implementing certain portions of it by mid-July 2011 (which have in part been delayed). The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt similar rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may require us to comply with margin requirements and with certain clearing and trade-execution requirements, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative contracts to spin off some of their derivatives contracts to a separate entity, which may not be as creditworthy as the current counterparty. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts (including requirements to post collateral), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity contracts related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower the commodity prices we realize. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

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

We depend on the services of our senior management and technical personnel. The loss of the services of our senior management or technical personnel, including Patrick McDonald, our Chief Executive Officer, Mark Pierce, our President, Kevin Struzeski, our Chief Financial Officer, Treasurer and Secretary could have a material adverse effect on our operations. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals.

Our senior management and administrative staff provide services to Nytis Exploration Company, a corporation separate from the Company and its subsidiaries.  In addition, Mr. McDonald serves as President and Chief Executive Officer of Forest Oil Corporation.  The time that such personnel devote to these other companies will impact the time each will have to devote to the Company and could adversely affect operations.

Prior to the closing of the Merger, all of the persons providing services to Nytis USA were employees of Nytis Exploration Company, a company that is separate from the Company and its subsidiaries. Effective July 1, 2011, these persons now serve as the administrative staff and senior management of the Company. However, the Company allows these persons, including Mr. McDonald (CEO) and Mr. Struzeski (CFO), to continue to provide services to Nytis Exploration Company. The Company was paid for out of pocket costs and expenses to third parties in connection with providing such services to Nytis Exploration Company, such costs and expenses were reimbursed by Nytis Exploration Company to the Company.  In the first quarter of 2013, Nytis Exploration Company divested substantially all of its operating assets which will result in a de minimis time commitment required of Mr. McDonald and Mr. Struzeski to provide services to Nytis Exploration Company.

On June 21, 2012, Mr. McDonald was appointed interim Chief Executive Officer of Forest Oil Corporation and on September 11, 2012, was appointed Forest’s permanent President and Chief Executive Officer.  In response to Mr. McDonald’s permanent appointment, on October 4, 2012, the Company separated the offices of Chief Executive Officer, President and Chairman of the Board resulting in Mr. McDonald, who previously filled each of these offices, to continue as Chief Executive Officer with the office of Chairman of the Board filled by James H. Brandi and the office of President filled by Mr. Pierce.

As a consequence of these arrangements, the time that the Company’s administrative staff and senior management spend on, and such persons’ obligations with respect to, matters other than Company matters could adversely affect the operations of the Company.

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

The passage of any legislation or any change in U.S. federal income tax law could eliminate certain tax deductions that are currently available with respect to natural gas and oil exploration and development. Any such change could negatively impact our financial condition and results of operations by increasing the costs we incur which would in turn make it uneconomic to drill some prospects if commodity prices are not sufficiently high, resulting in lower revenues and decreases in production and reserves.

We may incur additional expenses and costs due to environmental damages.

Our sites and equipment are susceptible to damage from environmental pressures such as flooding, tornadoes, hail, snow and other weather related issues.  We may have to expend additional costs and expenses cleaning up areas damaged by weather related instances, such as repair roads, reinforce sites or repair damaged equipment.  There is no assurance that our insurance will pay for all the damage created by such environmental pressures.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Carbon has one class of common shares outstanding, its common stock, par value $0.01 per share ("Common Stock"). Our common stock is quoted through the OTC Markets (“OTCQB”) under the symbol CRBO. However, the limited and sporadic quotations of our stock may not constitute an established trading market for our stock.  The table below sets forth the high and low bid prices per share of our common stock as quoted on the OTCQB for the periods indicated.  Prior to May 11, 2011, the common stock traded under the symbol STLS. All OTCQB quotations included herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  Prior to the Merger, there was limited or no trading activity in SLSC’s common stock and there has continued to be a lack of trading activity in our common stock. There can be no assurance that an active market will develop for our common stock in the future.

Year Ended December 31,	Quarter	High	Low

2012	First	$0.80	$0.35

	Second	$0.51	$0.25

	Third	$0.60	$0.25

	Fourth	$0.55	$0.35

2011	First	$1.01	$0.70

	Second	$1.20	$0.40

	Third	$1.49	$0.50

	Fourth	$1.01	$0.55

As of February 28, 2013, the closing price for our common stock on the OTCQB was $0.60 per share.

Holders

As of February 28, 2013, there were approximately 1,100 holders of record of our common stock.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

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

The Company’s ability to pay distributions is currently limited by:

●	The terms of our credit facility with the Bank of Oklahoma that prohibit us from paying dividends on our common stock while amounts are owed to the Bank of Oklahoma; and

●
Delaware General Corporation Law which provides that a Delaware corporation may pay dividends either: 1) out of the corporation's surplus (as defined by Delaware law); or 2) if there is no surplus, out of the corporation's net profit for the fiscal year in which the dividend is declared or the preceding fiscal year. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations, legal restrictions and any other factors the Board of Directors deem relevant.

Securities Authorized for Issuance Under Compensation Plans

Our Board of Directors has adopted the 2011 Stock Incentive Plan (the “Plan”) under which 12,600,000 shares of common stock are authorized for issuance.  On December 8, 2011, the stockholders approved the adoption of the Plan at Carbon’s annual meeting of shareholders.  As of December 31, 2011, no awards had been made under the Plan.

Upon closing the Merger, the Company assumed outstanding options granted prior to the Merger to acquire 342,459 shares of common stock.  At the time of the Merger such options became exercisable to acquire Company common stock and the terms of the options were amended to reflect the exchange ratio used to effect the Merger.  The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2012:

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
and Description	(a)		(b)	(c)

Equity Compensation Plans
Approved by Security Holders (1)	1,096,500		-	9,893,500

Equity Compensation Plans Not
Approved by Security Holders	163,076	(2)	$0.61	-

Total	1,259,576		$0 .61	9,893,500

(1)
On December 8, 2011 the Company’s shareholders approved the adoption of the Company’s 2011 Stock Incentive Plan under which 12,600,000 shares were reserved for issuance.  For the year ended December 31, 2012, the Company granted 1,610,000 shares of restricted stock, all of which are outstanding at December 31, 2012.  For the year ended December 31, 2012, the Company granted 1,290,000 restricted performance units, 193,500 of which were forfeited during the year resulting in 1,096,500 restricted performance units outstanding at December 31, 2012.

(2)	Consists of options granted prior to the Merger by Nytis USA to an officer of the Company. All of these options were assumed by the Company at the time of the Merger.
(3)	The weighted average exercise price in column (b) excludes the restricted performance units.

Unregistered Sales of Equity Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through December 31, 2012, have been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

At December 31, 2012, 86% of our proved developed reserves were natural gas, and, as a result, our financial results will be more sensitive to fluctuations in natural gas prices.  However as demonstrated by our recent capital expenditure programs, the Company is focused on developing its oil reserves while continuing to pursue acquisitions that complement our existing core programs.  We believe that our drilling inventory, combined with our operating expense and cost structure, provides us with meaningful organic growth opportunities.  Our growth plan is centered on the following activities:

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

	2011				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Oil (Bbl)	$94.25	$102.55	$89.81	$94.02	$102.94	$93.51	$92.19	$88.20
Natural Gas (MMBtu)	$4.10	$4.32	$4.20	$3.54	$2.72	$2.22	$2.81	$3.41

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

Liberty Participation Agreement

On September 17, 2012, Nytis LLC entered into a Participation Agreement (the “Participation Agreement”) with Liberty Energy LLC (“Liberty”), a Massachusetts limited liability company that will permit Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the Participation Agreement, Liberty paid to Nytis LLC an initial payment of approximately $3.7 million.  Upon receiving this initial payment, Nytis LLC assigned to Liberty a forty percent (40%) working interest in the covered leases.  In addition to the initial payment, Liberty will carry a greater percentage of the costs associated with the first 20 wells drilled under the Participation Agreement subject to a maximum cap for any individual well, in addition to a maximum cap for the first 20 wells in the aggregate.  Liberty has committed to participate in the first ten (10) wells on the basis described above and may elect to participate in the following ten (10) wells in two groups of five (5) on that same basis.  Following the drilling of the initial 20 wells, the parties will pay their respective costs on an unpromoted basis.

Should Liberty decide not to participate in all 20 of the initial wells on this basis, it will re-assign to Nytis LLC the 40% working interest for the properties in which it does not participate and will retain a 40% working interest in the approved spacing units associated with only those wells in which it did so participate.  If Liberty does participate fully in the first 20 wells then it will have no further re-assignment obligations and hold its 40% working interest in all of the leases and the parties will continue to develop these oil and gas interests on an unpromoted basis pursuant to an industry-standard join operating agreement.

Revenue Sources

Our production revenues are entirely from the continental United States and for the year ended December 31, 2012 are comprised of 62% natural gas and 38% oil and liquids. Gas prices reached historically high levels in recent years and reached over $13.00 per MMBtu in July 2008. Since then, natural gas prices have declined sharply to below $3.00 per MMBtu in September of 2009 and for the majority of 2012.  Natural gas and oil prices are inherently volatile and are influenced by many factors outside of our control. To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we use derivative instruments to hedge future sales prices on a portion of our production. We currently use fixed price swaps in which we receive a fixed price for future production in exchange for a payment of the variable market price received at the time future production is sold. At each period end we estimate the fair value of these swaps and recognize any unrealized gain or loss. We have not elected hedge accounting and, accordingly, the unrealized gains and losses on open positions are reflected currently in earnings. We expect continued volatility in the fair value of these swaps.

Principal Components of Our Cost Structure

●
Lease operating and gathering, compression and transportation expenses.  These are daily costs incurred to bring natural gas and oil out of the ground and to the market, together with the daily costs incurred to maintain our producing properties. Such costs also include maintenance, repairs and workover expenses related to our natural gas properties.

●
Production taxes.  Production taxes consist of severance and ad valorem taxes and are paid on natural gas and oil produced based on a percentage of market prices (not hedged prices) or at fixed rates established by federal, state or local taxing authorities.

●
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

The Company performs its ceiling tests based on average first-of-the-month prices during the twelve-month period prior to the reporting date.  The Company’s net capitalized cost of its natural gas and oil properties exceeded the ceiling limitation by $15.4 million and $15.8 million for the years ended December 31, 2012 and 2011, respectively, resulting in an impairment charge for that amount.

Depletion is calculated using the capitalized costs in the full cost pool, including estimated asset retirement costs and the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values and depleted based on a unit-of-production method.

●
General and administrative expense.  These costs include overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our production and development operations, franchise taxes, audit, tax, legal and other professional fees and legal compliance.

●
Interest expense.  We finance a portion of our working capital requirements and acquisitions with borrowings under our bank credit facility. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. We will likely continue to incur interest expense as we continue to grow.

●
Income tax expense.  Each of the Company’s subsidiaries file separate federal and state income tax returns; therefore, our provision for income taxes consists of the sum of our income tax provisions for each of the operating entities. We are subject to state and federal income taxes but historically have not been in a tax paying position for regular federal income taxes, primarily due to the current deductibility of intangible drilling costs (“IDC”). However, in 2010, due to the sale of certain assets we were subject to federal and state income taxes.  We do pay some state income or franchise taxes where our IDC deductions do not exceed our taxable income or where state income or franchise taxes are determined on another basis. Collectively, our operating entities have generated net operating loss carryforwards which expire starting in 2024 through 2032. The amount of deferred tax assets considered realizable, however, could change in the near term as we generate taxable income or estimates of future taxable income are reduced.

Results of Operations

The following discussion and analysis relates to items that have affected our results of operations for the years ended December 31, 2012 and 2011.  The following table sets forth for the periods presented selected historical statements of operations data.  The information contained in the table should be read in conjunction with the Company’s Consolidated Financial Statements and the information under “Forward Looking Statements” above.

	Twelve Months Ended
	December 31,		Percent
(in thousands except per unit data)	2012	2011	Change
Revenue:
Oil and natural gas sales	$11,750	$9,018	30%
Commodity derivative gain	59	459	-87%
Other income	267	226	18%
Total revenues	12,076	9,703	24%

Expenses:
Lease operating expenses	2,188	1,932	13%
Transportation costs	1,720	1,242	38%
Production and property taxes	1,370	684	100%
General and administrative	4,701	4,638	1%
Depreciation, depletion and amortization	3,136	2,664	18%
Accretion of asset retirement obligations	105	95	11%
Impairment of oil and gas properties	15,407	15,769	*
Total expenses	28,627	27,024	6%

Operating loss	$(16,551)	$(17,321)	*

Other income and expenses:
Interest income	$-	$1	*
Interest expense	(621)	(483)	29%
Other expenses	(316)	(13)	*
Equity investment income	4	32	88%
Total other expenses and income	$(933)	$(463)	-102%

Production data:
Natural gas (MMcf)	2,417	1,797	34%
Oil and liquids (MBbl)	52	14	271%
Combined (MMcfe)	2,729	1,882	45%

Average prices before effects of hedges:
Natural gas (per Mcf)	$3.00	$4.37	-31%
Oil and liquids (per Bbl)	$86.32	$82.36	5%
Combined (per Mcfe)	$4.31	$4.79	-10%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$3.00	$4.63	-35%
Oil and liquids (per Bbl)	$87.19	$82.38	6%
Combined (per Mcfe)	$4.33	$5.04	-14%

Average costs (per Mcfe):
Lease operating expenses	$0.80	$1.03	-22%
Transportation costs	$0.63	$0.66	-5%
Production and property taxes	$0.50	$0.36	39%
Depreciation, depletion and amortization	$1.15	$1.42	-19%

* Not meaningful or applicable
**	Includes realized and unrealized commodity derivative gains

Oil and natural gas sales- Revenues from sales of natural gas and oil and liquids increased to approximately $11.8 million for the year ended December 31, 2012 from $9.0 million for the year ended December 31, 2011. This increase is primarily attributed to new oil production of approximately 38,000 barrels, an increase of 271% from 2011, and related revenues of approximately $3.3 million, an increase of 289% from 2011.  During 2012, the Company’s drilling program focused on the development of its oil properties which resulted in the addition of eight new oil producing wells in 2012.  This increase in oil production and revenues was partially offset by an 8% decrease in natural gas revenues resulting from a decline in natural gas prices.  The decrease in natural gas prices was partially offset by new production and related revenues received from oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively.  The table below reflects the additional production and related revenues from these acquisitions in 2011.

	2012	2011	Increase
Oil and natural gas sales
(in thousands)
Other properties	$7,454	$5,218	$2,236
Acquired properties*	4,296	3,800	496
Total	$11,750	$9,018	$2,732

	2012	2011	Increase
Production - MMcfe
Other properties	1,387	1,056	331
Acquired properties*	1,342	826	516
Total	2,729	1,882	847
* 6 months in 2011

Commodity derivative gains- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed or variable swap contracts when our management believes that favorable future sales prices for our natural gas production can be secured.  Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-market gains or losses, as well as realized gains or losses on the derivative instruments, are currently recognized in our results of operations.  The unrealized gains and losses represent the changes in the fair value of these swap agreements as future strip prices fluctuate compare to the fixed price we will receive from these swap agreements.  For the year ended December 31, 2012 we had hedging gains of approximately $59,000 compared to hedging gains of approximately $459,000 for the year ended December 31, 2011.

Lease operating expenses- Lease operating expenses increased approximately 13% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to the addition of oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively. On a per Mcfe basis, lease operating expenses decreased from $1.03 per Mcfe for the year ended December 31, 2011 to $0.80 per Mcfe for the year ended December 31, 2012.

	2012	2011	Increase/ (Decrease)
Lease operating expenses
(in thousands)
Other properties	$1,288	$1,439	$(151)
Acquired properties*	900	493	407
Total	$2,188	$1,932	$256
* 6 months in 2011

Transportation costs- Transportation costs increased from approximately $1.2 million for the year ended December 31, 2011 to approximately $1.7 million for the year ended December 31, 2012 due to transportation on increased gas production and higher transportation costs for production from oil and gas properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively.  On a per Mcfe basis, these expenses decreased from $0.66 per Mcfe for the year ended December 31, 2011 to $0.63 per Mcfe for the year ended December 31, 2012.  The Company incurs minimal transportation costs on its new oil production added in 2012 the effect of which reduces the Company’s overall average transportation cost per Mcf equivalent. Transportation costs for the Company’s natural gas production increased approximately $0.02 per Mcf, or 3%, in 2012 as compared to 2011.

	2012	2011	Increase/ (Decrease)
Transportation costs
(in thousands)
Other properties	$678	$856	$(178)
Acquired properties*	1,042	386	656
Total	$1,720	$1,242	$478
* 6 months in 2011

Production and property taxes- Production and property taxes increased from approximately $684,000 for the year ended December 31, 2011 to approximately $1.4 million for the year ended December 31, 2012 primarily due to new oil production in the Appalachian Basin, new oil and gas production from properties acquired from ING and Alerion Drilling on June 29, 2011 and July 27, 2011, respectively, and increases in ad valorem taxes.   On a per Mcfe basis, these expenses increased from $0.36 per Mcfe for the year ended December 31, 2011 to $0.50 per Mcfe for the year ended December 31, 2012.

	2012	2011	Increase
Production and property taxes
(in thousands)
Other properties	$866	$507	$359
Acquired properties*	504	177	327
Total	$1,370	$684	$686
* 6 months in 2011

Depreciation, depletion and amortization (DD&A)- DD&A increased from approximately $2.7 million for the year ended December 31, 2011 to approximately $3.1 million for the year ended December 31, 2012.  On a per Mcfe basis, these expenses decreased from $1.42 per Mcfe for the year ended December 31, 2011 to $1.15 per Mcfe for the year ended December 31, 2012.  The Company’s depletion rate decreased due to the impact on the blended rate of the ING and Alerion Drilling acquisitions which had a lower depletion rate than the Company’s depletion rate on its oil and gas properties prior to the acquisitions and the recognition of oil and gas impairment expense in the first and second quarter of 2012 that reduced the depletable asset base.

Impairment of oil and gas properties- The Company recognized a non-cash impairment expense of approximately $15.4 million and $15.8 million due to the Company’s full cost pool exceeding the ceiling limitation for years ended December 31, 2012 and 2011, respectively.  Declines in natural gas prices have been the primary contributing factor causing the impairments recognized in 2012 and 2011.  During 2012, the Company recognized impairments of its oil and gas properties in the first and second quarters.  In the third and fourth quarters of 2012, the present value of the future revenues from the new oil producing properties added in 2012 more than offset the impact of the continued weakness of the natural gas prices which reduced the present value of the future revenues from the Company’s gas producing properties. A further decline in oil and natural gas prices could result in a further impairment of the Company’s oil and gas properties in subsequent periods.

General and administrative expenses- General and administrative expenses increased from $4.6 million for the year ended December 31, 2011to $4.7 million for the year ended December 31, 2012.  In 2012, the Company recognized non-cash expenses for stock-based compensation of approximately $300,000 which was partially offset by a decrease in legal, accounting and other general and administrative costs incurred in 2011 related to the merger and acquisitions in 2011.

	2012	2011	Increase/ (Decrease)
(in thousands)
Stock-based compensation	$300	$-	$300
Other general and administrative expenses	4,401	4,638	(237)
General and administrative expense, net	$4,701	$4,638	$63

Interest expense- Interest expense increased from approximately $483,000 for the year ended December 31, 2011 to approximately $621,000 for the year ended December 31, 2012 primarily due to average higher debt balances during 2012 as compared with 2011.

Other expense- Other expense of approximately $316,000 consists of an allowance for doubtful accounts.

Liquidity and Capital Resources

Our exploration, development, and acquisition activities require us to make significant operating and capital expenditures. Historically, we have used cash flow from operations and our bank credit facilities as our primary sources of liquidity, and, as market conditions have permitted, we have engaged in asset monetization transactions, such as selling shares of the Company’s stock, such as the Private Placement.

Changes in the market prices for natural gas directly impact our level of cash flow generated from operations. Natural gas made up approximately 89% and 96% of our hydrocarbon production and approximately 62% and 87% of our oil and gas revenues for the years ended December 31, 2012 and 2011, respectively, and as a result, our operations and cash flow are more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market price for oil and liquids.   We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of December 31, 2012, we have outstanding natural gas hedges of 240,000 MMbtu for 2013 at an average price of $3.25 per MMbtu and oil hedges of 18,000 barrels for 2013 at an average price of $90.10.  This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2013.  However, future hedging activities may result in reduced income or even financial losses to us. See “Risk Factors—Our future use of hedging arrangements could result in financial losses or reduce income,” for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. As of December 31, 2012, our derivative counterparty was party to our credit facility, or its affiliates.

The other primary source of liquidity is our U.S. credit facility (described below), which had an aggregate borrowing base of $20.0 million of which $8.9 million was available as of December 31, 2012.  This facility is used to fund daily operations and to fund acquisitions and refinance debt, as needed and if available. The credit facility is secured by a portion of our assets and mature in May 2014. See—“Bank Credit Facility” below for further details.

In addition, pursuant to the terms of the Participation Agreement between Liberty and the Company, Liberty will carry a greater percentage of the costs associated with the first 20 wells drilled under the Participation Agreement subject to a maximum cap for any individual well, in addition to a maximum cap for the first 20 wells in the aggregate.  Liberty has committed to participate in the first ten wells on the basis described above and may elect to participate in the following ten wells in two groups of five on the same basis.  As of December 31, 2012, three wells had been drilled under the Participation Agreement.

Our ability to access the debt and equity capital markets on economical terms is affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

We believe that our current cash and cash equivalents, expected future cash flows provided by operating activities, and the $8.9 million of additional borrowing capacity available under our credit facility as of December 31, 2012 will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures (other than the potential acquisition of additional natural gas and oil properties), and our contractual obligations. However, if our revenue and cash flow decrease in the future as a result of a deterioration in domestic and global economic conditions or a significant decline in commodity prices, we may elect to reduce our planned capital expenditures. We believe that this financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate. See “Risk Factors,” for a discussion of the risks and uncertainties that affect our business and financial and operating results.

Bank Credit Facility

Nytis LLC has a bank credit facility which consists of a $50.0 million credit facility (the “Credit Facility”) with Bank of Oklahoma. The Credit Facility will mature in May 2014 and is guaranteed by Nytis USA and Carbon. Our availability under the Credit Facility is governed by a borrowing base (the “Borrowing Base”), which at December 31, 2012 was $20.0 million. The determination of the Borrowing Base is made by the lender in its sole discretion, on a semi-annual basis, taking into consideration the estimated value of our natural gas properties in accordance with the lender’s customary practices for oil and natural gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. The next redetermination of the Borrowing Base is expected to occur in May 2013. In addition to the semi-annual redeterminations, Nytis LLC and the lender each have discretion at any time, but not more often than once during a calendar year, to have the Borrowing Base redetermined.

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

Effective June 1, 2012, the Company and Bank of Oklahoma amended the credit agreement whereby Bank of Oklahoma agreed to waive the funded debt ratio covenant during the remainder of 2012.  From July 1, 2012 through March 31, 2013 the minimum interest rate increased by 25 basis points (from 4.5% to 4.75% per annum).  Other applicable credit spreads under the facility also increased 25 basis points during this period.

Of the $50.0 million total nominal amount under the Credit Facility, Bank of Oklahoma held 100% of the total commitments.  As of December 31, 2012 there was approximately $11.1 million in borrowings under the Credit Facility.  The Company’s effective borrowing rate at December 31, 2012 was 4.75%.

In addition, the credit facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements and agreements designated to protect the Company against changes in interest and currency exchange rates.  The maximum amount of credit on this line is $8.0 million.

Historical Cash Flow

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2012 and 2011 were as follows:

	Years Ended
	December 31,
(in thousands)	2012	2011

Net cash provided by (used in) operating activities	$776	$(2,661)
Net cash used in investing activities	$(3,175)	$(30,971)
Net cash provided by financing activities	$2,254	$33,260

Net cash provided by or used in operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital.  Operating cash flows increased approximately $3.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011.  This increase was primarily due to a decrease in working capital related to positive charges in accounts receivable and amounts due from related parties and increased operating income generated from new oil production and natural gas producing properties acquired from ING and Alerion Drilling in mid-2011, offset in part, by decreases in natural gas prices.

Net cash provided by or used in  investing activities is primarily comprised of the acquisition, exploration, and development of natural gas and oil properties net of dispositions of natural gas and oil properties. The decrease in investing cash flows of approximately $27.8 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily due to the acquisition of oil and gas properties from ING in the second quarter of 2011 and proceeds received from the Liberty Participation Agreement in the third quarter of 2012, partially offset by increased development expenditures.

The decrease in financing cash flows of $31.0 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011was primarily due to the proceeds received from the issuance of common and preferred shares in the second quarter of 2011.

Capital Expenditures

Capital expenditures for the years ended December 31, 2012 and 2011are summarized in the following table:

	Years Ended December 31,
(in thousands)	2012	2011

Acquisition of oil and gas properties:
Unevaluated properties	$509	$276
Natural gas and oil producing properties	378	27,058

Drilling and development	5,734	3,305
Pipeline and gathering	227	163
Other	55	271
Total capital expenditures	$6,903	$31,073

Capital expenditures reflected in the table above represent cash used for capital expenditures and does not include non-cash transactions of the 2011 acquisitions described in Note 4 of the Company’s consolidated financial statements.  Our reserve report anticipates $2.8 million of future capital expenditures in 2013 which we intend to fund through cash flow from operations or our capacity on our borrowing base as needed.

Due to the significant downturn in the overall economy and its impact on the price for natural gas, we chose to reduce our capital expenditures for drilling activity for natural gas and re-directed our capital expenditures to drilling oil properties for the years ended December 31, 2012 and 2011.  In addition, we managed our capital expenditures by keeping our exploration and development capital spending near our cash flows which the Company can manage as it controls and operates substantially all the wells in which it has an interest.  We were able to expand our oil drilling program in 2012 by entering into a Participation Agreement with Liberty.  Pursuant to this agreement, the Company received an initial payment of $3.7 million and the Company assigned Liberty a forty percent (40%) working interest in certain leases covered in the agreement.  In addition to the initial payment, Liberty will carry a greater a greater percentage of the costs associated with the first 20 wells drilled under the agreement subject to a maximum cap for any individual well, in addition to a maximum cap for the first 20 wells in the aggregate.  Following the drilling of the initial 20 wells, the Company will pay its respective costs on an unpromoted basis.  Primary factors impacting the level of our capital expenditures include natural gas and oil prices, the volatility in these prices, the cost and availability of oil field services, general economic and market conditions, and weather disruptions.

Off-balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2012, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements, (ii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as certain natural gas transportation commitments, and (iii) gas physical delivery contracts that are not expected to be net cash settled and are considered to be normal sales contracts and not derivatives.  We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Capitalized costs applicable to each full cost center are depleted using the units-of-production method based on conversion to common units of measure using one barrel of oil as an equivalent to six thousand cubic feet of natural gas. Changes in estimates of reserves or future development costs are accounted for prospectively in the depletion calculations. Based on this accounting policy, our December 31, 2012 and 2011 reserves estimates were used for our respective period depletion calculations. These reserves estimates were calculated in accordance with SEC rules. See “Business—Reserves” and Notes 1 and 2 to the Consolidated Financial Statements for a more complete discussion of the rule and our estimated proved reserves as of December 31, 2012 and 2011.

Companies that use the full cost method of accounting for natural gas and oil exploration and development activities are required to perform a ceiling test for each cost center. The full cost ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is not a fair value based measurement. Rather, it is a standardized mathematical calculation. The test determines a limit, or ceiling, on the book value of natural gas properties. That limit is basically the after tax present value of the future net cash flows from proved natural gas reserves. This ceiling is compared to the net book value of the natural gas and oil properties reduced by any related net deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, an impairment or non-cash write-down is required. Our December 31, 2012 and 2011 ceiling test calculations, which included a ceiling based on natural gas and oil reserves calculated using twelve-month average prices, resulted in the Company’s natural gas and oil properties exceeding the ceiling limitation by approximately $15.4 million and $15.8 million, respectively, and accordingly the Company took a non-cash charge to income for approximately $15.4 million and $15.8 million for the years ended December 31, 2012 and 2011, respectively.  If oil and gas prices decrease, we may be required to recognize an impairment of our oil and gas properties in future periods, which could have a material adverse effect on our results of operations in the period recognized.

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

Natural Gas and Oil Reserve Estimates

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

As of December 31, 2012 and 2011, the fair value of the Company’s derivative agreements was a current liability of approximately $87,000 and a current asset of approximately $308,000, respectively.  The fair value measurement of the commodity derivative assets and liabilities are measured based upon our valuation model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) notional quantities, (d) current market and contractual prices for the underlying instruments; and (e) the counterparty’s credit risk.  Volatility in natural gas and oil prices could have a significant impact on the fair value of our derivative contracts.  See Note 11 to the Consolidated Financial Statements for further discussion.  The values we report in our financial statements change as these estimates are revised to reflect changes in market conditions or other factors, many of which are beyond our control.

Due to the volatility of natural gas and oil prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period and we expect the volatility to continue. Actual gains or losses recognized related to our commodity derivative instruments will likely differ from those estimated at December 31, 2012 and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

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

As of December 31, 2012 and 2011, management assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to use the Company’s deferred tax assets and determined that it is not more-likely-than-not that the deferred tax assets would be realized in the near future.  Therefore, the Company recorded a full valuation allowance on its deferred tax assets as of December 31, 2012 and 2011.

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

The following table represents a reconciliation of our net earnings (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2012 and 2011.

	For the Year Ended
	December 31,
(in thousands)	2012	2011

Net loss	$(17,484)	$(17,623)

Adjustments:
Interest expense	621	483
Depreciation, depletion and amortization	3,136	2,664
EBITDA	(13,727)	(14,476)

Adjusted EBITDA
EBITDA	(13,727)	(14,476)
Adjustments:
Accretion of asset retirement obligations	105	95
Impairment of oil and gas properties	15,407	15,769
Adjusted EBITDA	$1,785	$1,388

Item 8.    Financial Statements and Supplementary Data.

  Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Carbon Natural Gas

We have audited the accompanying consolidated balance sheets of Carbon Natural Gas Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carbon Natural Gas Company and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP
Denver, Colorado March 29, 2013

CARBON NATURAL GAS COMPANY
Consolidated Balance Sheets
(In thousands)

	December 31,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$328	$473
Accounts receivable:
Revenue	2,665	1,815
Joint interest billings and other	344	713
Firm transportation contract obligations (note 13)	836	1,019
Due from related parties (note 15)	446	228
Prepaid expense, deposits and other current assets	114	85
Derivative assets	-	308
Total current assets	4,733	4,641

Property and equipment, at cost (note 5)
Oil and gas properties, full cost method of accounting:
Proved, net	32,186	48,890
Unevaluated	1,126	1,369
Other property and equipment, net	242	287
	33,554	50,546

Investments in affiliates (note 6)	1,217	1,126
Other long-term assets	874	1,869
Total assets	$40,378	$58,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,404	$5,856
Firm transportation contract obligations (note 13)	2,200	2,681
Derivative liability	87	-
Total current liabilities	7,691	8,537
Non-current liabilities:
Asset retirement obligation (note 2)	2,321	2,149
Firm transportation contract obligations (note 13)	1,896	4,096
Notes payable (note 7)	11,088	8,758
Total non-current liabilities	15,305	15,003

Commitments (note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 1,000,000 shares, no shares issued and outstanding at December 31,2012 and 2011	-	-
Common stock, $0.01 par value; authorized 200,000,000 shares, 115,795,405 and 114,185,405 shares issued and outstanding at
December 31, 2012 and 2011,respectively	1,158	1,142
Additional paid-in capital	54,195	53,922
Non-controlling interests	3,088	4,884
Accumulated deficit	(41,059)	(25,306)
Total stockholders’ equity	17,382	34,642

Total liabilities and stockholders’ equity	$40,378	$58,182

See accompanying notes to consolidated financial statements.

CARBON NATURAL GAS COMPANY
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Twelve months ended December 31,
	2012	2011

Revenue:
Oil and gas	$11,750	$9,018
Commodity derivative gain	59	459
Other income	267	226
Total revenue	12,076	9,703

Expenses:
Lease operating expenses	2,188	1,932
Transportation costs	1,720	1,242
Production and property taxes	1,370	684
General and administrative	4,701	4,638
Depreciation, depletion and amortization	3,136	2,664
Accretion of asset retirement obligations	105	95
Impairment of oil and gas properties	15,407	15,769
Total expenses	28,627	27,024

Operating loss	(16,551)	(17,321)

Other income and (expense):
Interest income	-	1
Interest expense	(621)	(483)
Other expenses	(316)	(13)
Equity investment income	4	32
Total other (expense) and income	(933)	(463)

Loss before income taxes	(17,484)	(17,784)

Income taxes:
Provision for income taxes expense(benefit)	-	(161)

Net loss before non-controlling interests	(17,484)	(17,623)

Net loss attributable to non-controlling interests	1,731	1,628

Net loss attributable to controlling interest	$(15,753)	$(15,995)

Net loss per common share:
Basic	$(0.14)	$(0.20)
Diluted	$(0.14)	$(0.20)
Weighted average common shares outstanding (in thousands):
Basic	112,228	78,133
Diluted	112,228	78,133

See accompanying notes to consolidated financial statements.

CARBON NATURAL GAS COMPANY
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Additional	Non-				Total
	Common Stock		Paid-in	Controlling	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Interests	Shares	Amount	Deficit	Equity

Balances, December 31, 2010	47,903	$479	$27,701	$638	(740)	$(694)	$(9,311)	$18,813

Purchase treasury stock	-	-	-	-	(163)	(153)	-	(153)
Retire treasury stock	(903)	(9)	(838)	-	903	847	-	-
Reverse merger with
St. Lawrence Seaway Corp.	519	5	(21)	-	-	-	-	(16)
Issuance of common stock, net of
offering costs of $2.2 million	44,444	445	17,302	-	-	-	-	17,747
Issuance of Series A preferred stock	-	-	10,000	-	-	-	-	10,000
Series A preferred stock converted
to common stock	22,222	222	(222)	-	-	-	-	-
Non-controlling interest:
INGC acquisition	-	-	-	6,044	-	-	-	6,044
Distributions	-	-	-	(170)	-	-	-	(170)
Net loss	-	-	-	(1,628)	-	-	(15,995)	(17,623)
Balances, December 31, 2011	114,185	$1,142	$53,922	$4,884	-	$-	$(25,306)	$34,642

Stock-based compensation			300					300
Restricted stock issued	1,610	16	(16)					-
Other			(11)					(11)
Non-controlling interest:
Distributions, net	-	-	-	(65)	-	-	-	(65)
Net loss	-	-	-	(1,731)	-	-	(15,753)	(17,484)

Balances, December 31, 2012	115,795	$1,158	$54,195	$3,088	-	$-	$(41,059)	$17,382

See accompanying notes to consolidated financial statements.

CARBON NATURAL GAS COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Twelve months ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(17,484)	$(17,623)
Items not involving cash:
Depreciation, depletion and amortization	3,136	2,664
Accretion of asset retirement obligations	105	95
Impairment of oil and gas properties	15,407	15,769
Unrealized derivative (gain) loss	395	(138)
Stock-based compensation expense	300	-
Equity investment income	(4)	(32)
Other	-	13
Net change in:
Accounts receivable	572	(1,026)
Prepaid expenses, deposits and other current assets	(31)	-
Accounts payable, accrued liabilities and firm transportation contracts	(1,368)	918
Due to/from related parties	(252)	(3,301)
Net cash provided by (used in) operating activities	776	(2,661)

Cash flows from investing activities:
Development of properties and equipment	(6,525)	(4,015)
Cash paid for acquired properties	(378)	(27,058)
Proceeds from disposition of assets	3,656	-
Equity method investment	(88)	(48)
Other long-term assets	160	150
Net cash used in investing activities	(3,175)	(30,971)

Cash flows from financing activities:
Common stock and preferred stock issued	-	30,000
Offering costs	-	(2,059)
Treasury share purchase	-	(153)
Proceeds from notes payable	5,730	12,442
Payments on notes payable	(3,400)	(6,800)
Distribution to non-controlling interests	(65)	(170)
Other	(11)	-
Net cash provided by financing activities	2,254	33,260

Net decrease in cash and cash equivalents	(145)	(372)

Cash and cash equivalents, beginning of period	473	845

Cash and cash equivalents, end of period	$328	$473
See Note 16  –  Supplemental Cash Flow Disclosure

See accompanying notes to consolidated financial statements.

Note 1 – Organization

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

For partnerships where the Company has a controlling interest, the partnerships are consolidated.  The Company is currently consolidating 42 partnerships.

In these instances, the Company reflects the non-controlling ownership interest in partnerships and subsidiaries as non-controlling interests on its consolidated combined statements of operations and also reflects the non-controlling ownership interest in the net assets of the partnership interest in the net assets of the partnerships as non-controlling interests within stockholders' equity on its consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated.

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

Accounts Receivable

The Company’s accounts receivables are primarily comprised of oil and natural gas revenues from producing activities conducted primarily in Illinois, Indiana, Kentucky, Ohio, Tennessee and West Virginia and from other exploration and production companies and individuals who own working interests in the properties that the Company operates. The Company grants credit to all qualified customers, which potentially subjects the Company to credit risk resulting from, among other factors, adverse changes in the industries in which the Company operates and the financial condition of its customers.  The Company continuously monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon its historical experience and any specific customer collection issues that it has identified.  At December 31, 2012 and 2011, the Company had not identified any collection issues related to its oil and gas operations and as a consequence no allowance for doubtful accounts was provided for on those dates.

Note 2 – Summary of Significant Accounting Policies (continued)

Oil and Natural Gas Sales

In 2012, sales to three purchasers were approximately 34%, 29% and 10%, respectively, of the Company’s total oil and natural gas sales.  In 2011, sales to one purchaser totaled approximately 23% of the Company’s total oil and natural gas sales.  There are a number of purchasers in the areas that the Company sells its production and accordingly, management does not believe that changing its primary purchasers or a loss of any other single purchaser would materially impact the Company’s business.

The Company recognizes a receivable or a liability, whichever is appropriate, for revenues associated with over-deliveries or under-deliveries of natural gas to purchasers.  A purchaser imbalance receivable occurs when the Company delivers more natural gas than it nominated to deliver to the purchaser and the purchaser pays only for the nominated amount.  Conversely, a purchaser imbalance liability occurs when the Company delivers less natural gas than it nominated to deliver to the purchaser and the purchaser pays for the amount nominated.  As of December 31, 2012, the Company has a purchaser imbalance liability of approximately $309,000 which is recognized as a current liability in the Company’s consolidated balance sheet.

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

Capitalized costs are depleted by an equivalent unit-of-production method, converting gas to oil at the ratio of six thousand cubic feet of natural gas to one barrel of oil.  Depletion is calculated using capitalized costs, including estimated asset retirement costs, plus estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values.

No gain or loss is recognized upon disposal of oil and gas properties unless such disposal significantly alters the relationship between capitalized costs and proved reserves.  All costs related to production activities, including work-over costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense as incurred.

The Company performs a ceiling test quarterly.  The full cost ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10.  The ceiling test is not a fair value based measurement. Rather, it is a standardized mathematical calculation.  The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties.  Should the net capitalized costs exceed the sum of the components noted above, a ceiling test write-down (impairment) would be recognized to the extent of the excess capitalized costs.  Such impairments are permanent and cannot be recovered in future periods even if the sum of the components noted above exceeds capitalized costs in future periods.

As of December 31, 2012, the Company’s full cost pool exceeded the ceiling limitation, based on average oil prices of $94.71 per barrel and average natural gas prices of approximately $2.76 per Mcf.  For the year ended December 31, 2012, the Company recognized a ceiling test impairment for the first and second quarters of approximately $5.5 million and $9.9 million, respectively, for a total impairment of approximately $15.4 million for 2012.   For the year ended December 31, 2011, the Company recognized a ceiling test impairment for the first, second, third and fourth quarters of approximately $ 7.3 million, $1.1 million, $3.8 million and $3.6 million, respectively, for a total impairment of approximately $15.8 million for 2011.  Further declines in oil and natural gas prices could result in additional impairments of our oil and gas properties in future periods.

Other Property and Equipment

Other property and equipment are recorded at cost upon acquisition.  Depreciation of other property and equipment over their estimated useful lives is provided for using the straight-line method over three to seven years.

Note 2 – Summary of Significant Accounting Policies (continued)

Long-Lived Assets

The Company reviews its long-lived assets other than oil and gas properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Investments in Affiliates

Investments in non-consolidated affiliates are accounted for under either the equity or cost method of accounting as appropriate.  The cost method of accounting is used for investments in affiliates in which the Company has less than 20% of the voting interests of a corporate affiliate or less than 5% interest of a partnership or limited liability company and does not have significant influence.  Investments in non-consolidated affiliates, accounted for using the cost method of accounting, is recorded at cost and an impairment assessment of the investment is made annually to determine if a decline in the fair value of the investment, other than temporary, has occurred.  A permanent impairment is recognized if a decline in the fair value occurs.  If the Company holds between 20% and 50% of the voting interest in non-consolidated corporate affiliates or greater than 5% of a partnership or limited liability company and exercises significant influence or control, the equity method of accounting is used to account for the investment.  The Company’s investment in an affiliate that is accounted for using the equity method of accounting would increase or decrease by the Company’s share of the affiliate’s profits or losses and such profits or losses would be recognized in the Company’s statements of operations. The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has occurred.  The amount of the impairment is based on quoted market prices, where available, or other valuation techniques.

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

The following table is a reconciliation of the ARO for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
(In thousands)	2012	2011

Balance at beginning of year	$2,149	$352
Accretion expense	105	95
Additions during period	75	121
Additions assumed with acquired properties	-	1,581
Costs incurred	(8)	-

Balance at end of year	$2,321	$2,149

Note 2 – Summary of Significant Accounting Policies (continued)

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivables, accounts payables, accrued liabilities, derivative instruments and its credit facility.  The carrying value of cash and cash equivalents, accounts receivables, payables and accrued liabilities are considered to be representative of their fair value, due to the short maturity of these instruments.  The Company’s derivative instruments are recorded at fair value, as discussed below and in Note 11.  The carrying amount of the Company’s credit facility approximated fair value since borrowings bear interest at variable rates, which are representative of the Company’s credit adjusted borrowing rate.

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

Income Taxes

Carbon accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the future tax consequences attributable to the future utilization of existing tax net operating losses and other types of carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In assessing the need for a valuation allowance on our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether future book income is sufficient to reverse existing temporary differences that give rise to deferred tax assets, as well as whether future taxable income is sufficient to utilize net operating loss and credit carryforwards. Assessing the need for, or the sufficiency of, a valuation allowance requires the evaluation of all available evidence, both negative and positive. Negative evidence considered by management primarily included a recent history of book losses which were driven primarily from ceiling test write-downs, which are not fair value based measurements. Positive evidence considered by management included forecasted book income over a reasonable period of time and the utilization of significant net operating loss (“NOL”) carryforwards in 2010 due primarily to a substantial tax gain associated with the disposition of the Company’s Pennsylvania assets.  See Note 8.

Stock - Based Compensation

Compensation cost is measured at the grant date based on the fair value of the awards and is recognized on a straight-line basis over the requisite service period (usually the vesting period).

Revenue Recognition

The Company accounts for natural gas sales using the entitlements method.  The Company accounts for oil sales when title to the product is transferred. Under the entitlements method, revenue is recorded based upon the Company’s share of volumes sold, regardless of whether the Company has taken its proportionate share of volumes produced.  The Company records a receivable or payable to the extent it receives less or more than its proportionate share of the related revenue.  Gas imbalances at December 31, 2012 and 2011 were not significant.

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

Note 2 – Summary of Significant Accounting Policies (continued)

At December 31, 2012 and 2011, the Company had common stock equivalents of 4,663,412 and 2,020,374, respectively, which were excluded from the calculation of diluted loss per share as the effect would be anti-dilutive.

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

Note 4 – Dispositions and Acquisitions

Liberty Participation Agreement

On September 17, 2012, Nytis LLC entered into a Participation Agreement (the “Participation Agreement”) with Liberty Energy LLC (“Liberty”), a Massachusetts limited liability company that will permit Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the Participation Agreement, Liberty paid to Nytis LLC an initial payment of approximately $3.7 million.  Upon receiving this initial payment, Nytis LLC assigned to Liberty a forty percent (40%) working interest in the covered leases.  In addition to the initial payment, Liberty will carry a greater percentage of the costs associated with the first 20 wells drilled under the Participation Agreement subject to a maximum cap for any individual well, in addition to a maximum cap for the first 20 wells in the aggregate.  Liberty has committed to participate in the first ten (10) wells on the basis described above and may elect to participate in the following ten (10) wells in two groups of five (5) on that same basis.  Following the drilling of the initial 20 wells, the parties will pay their respective costs on an unpromoted basis.

Note 4 – Dispositions and Acquisitions (continued)

Should Liberty decide not to participate in all 20 of the initial wells on this basis, it will re-assign to Nytis LLC the 40% working interest for the properties in which it does not participate and will retain a 40% working interest in the approved spacing units associated with only those wells in which it did so participate.  If Liberty does participate fully in the first 20 wells then it will have no further re-assignment obligations and hold its 40% working interest in all of the leases and the parties will continue to develop these oil and gas interests on an unpromoted basis pursuant to an industry-standard join operating agreement.

As the transaction did not significantly alter the relationship between capitalized costs and proved reserves, the Company did not recognize a gain or loss.  The proceeds from the Participation Agreement were recorded as a reduction of the Company’s investment in its oil and gas properties.

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

ING Asset Acquisition Pro Forma

Below are consolidated results of operations for the year ended December 31, 2011 as though the ING acquisition made during 2011 had been completed as of January 1, 2011.  The ING acquisition closed June 29, 2011 and accordingly, the Company’s consolidated statements of operations for the year ended December 31, 2011 includes the results of operations for the six months ended December 31, 2011 of the ING properties acquired, including $3.8 million of revenue.

Note 4 – Dispositions and Acquisitions (continued)

The unaudited pro forma consolidated results reflect significant pro forma adjustments related to funding the acquisition through the issuance of common stock , additional depreciation expense, costs directly attributable to the acquisition and costs incurred as a result of the merger with SLSC.

Unaudited Pro Forma Consolidated Results
For Year Ended December 31,
(in thousands, except share data )	2011
Revenue	$14,001
Net loss before non-controlling interests	(13,781)
Net income attributable to non-controlling interests	1,230
Net loss attributable to controlling interests	(12,551)

Net loss per share (basic)	$(0.01)
Net loss per share (diluted)	$(0.01)

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

The purchase of Alerion Partnership Assets qualified as a business combination and, as such, the Company estimated the fair value of the assets acquired and liabilities assumed as of the acquisition date (the date on which the Company obtained control of the properties).

Note 5 – Property and Equipment

Net property and equipment at December 31, 2012 and 2011 consists of the following:

(in thousands)	As of December 31,
	2012	2011

Oil and gas properties:
Proved oil and gas properties	$91,132	$89,392
Unproved properties not subject to depletion	1,126	1,369
Accumulated depreciation, depletion, amortization and impairment	(58,946)	(40,502)
Net oil and gas properties	33,312	50,259

Furniture and fixtures, computer hardware and software, and other equipment	782	728
Accumulated depreciation and amortization	(540)	(441)
Net other property and equipment	242	287

Total net property and equipment	$33,554	$50,546

Note 5 – Property and Equipment (continued)

The Company had approximately $1.1 million and $1.4 million, at December 31, 2012 and 2011, respectively, of unproved oil and gas properties not subject to depletion.  At December 31, 2012 and 2011, the Company’s unproved properties consist principally of leasehold acquisition costs in the following areas:

	As of December 31,
(in thousands)	2012	2011

Illinois Basin:
Indiana	$432	$636
Illinois	314	243
Appalachian Basin:
Kentucky	314	412
Ohio	65	75
Tennessee	-	2
West Virginia	1	1

Total unproved properties not subject to depletion	$1,126	$1,369

During 2012 and 2011, approximately $55,000 and $1.1 million of expiring acreage, respectively, was reclassified into proved property (see Note 2).  The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties.  These costs do not relate to any individually significant projects. The excluded properties are assessed for impairment at least annually.  The Company believes that the majority of the unproved costs will become subject to depletion within the next five years, by proving up reserves relating to the acreage through development activities, by impairing the acreage that will expire before the property can be explored or developed, or by making decisions that further development activity will not occur.

During the years ended December 31, 2012 and 2011, overhead applicable to acquisition, development and exploration activities in the amounts of approximately $529,000 and $513,000, respectively, was capitalized to oil and gas properties.

Depletion expense related to oil and gas properties for the years ended December 31, 2012 and 2011 was approximately $3.0 million, or $1.11 per equivalent Mcfe, and $2.7 million, or $1.39 per equivalent Mcfe, respectively.  Oil and natural gas property ceiling test impairments of approximately $15.4 million and $15.8 million were recognized for the years ended December 31, 2012 and 2011, respectively.  Depreciation and amortization expense related to furniture and fixtures, computer hardware and software and other equipment for the years ended December 31, 2012 and 2011 was approximately $99,000 and $52,000, respectively.

Note 6 – Equity Method Investment

The Company invested $560,000 for a 50% interest in Crawford County Gas Gathering Company, LLC (CCGGC).  CCGGC owns and operates pipelines and related gathering and treating facilities.  The Company’s gas production located in Illinois is gathered and transported on CCGGC’s gathering facilities.  The Company’s investment in CCGGC is accounted for under the equity method of accounting, and its share of the income or loss is recognized.  During 2012 and 2011, the Company recorded approximately $4,000 and $32,000, respectively, of equity method income related to this investment.

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

Note 7 – Bank Credit Facility (continued)

At December 31, 2012, there were approximately $11.1 million in outstanding borrowings and approximately $8.9 million of additional borrowing capacity available under the credit facility.  The Company’s effective borrowing rate at December 31, 2012 was 4.75%.  The credit facility is collateralized by substantially all of the Company’s oil and gas assets.  The credit facility includes terms that place limitations on certain types of activities and the payment of dividends, and requires satisfaction of a current ratio (the ratio of current assets (including borrowing base capacity) to current liabilities as defined) of 1.0 to 1.0 and a maximum funded debt ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges) for the most recently completed fiscal quarter times four) of 4.25 to 1.0 as of the end of any fiscal quarter.

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

The Company is in compliance with all covenants associated with the credit agreement as of December 31, 2012.

Note 8 – Income Taxes

The provision for income taxes for the years ended December 31, 2012 and 2011 consists of the following:

(in thousands)
	Year Ended December 31, 2012	Year Ended December 31, 2011

Current income tax (benefit) expense	$-	$(161)
Deferred income tax (benefit) expense	(5,647)	(6,172)
Change in valuation allowance	5,647	6,172

Total income tax (benefit) expense	$-	$(161)

The effective income tax rate for the years ended December 31, 2012 and 2011 differed from the statutory U.S. federal income tax rate as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011

Federal income tax rate	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(3.6)	(3.9)
Percentage depletion in excess of basis	.1	(0.7)
Non-controlling interest in consolidated partnerships	4.4	3.0
Rate changes of prior year deferreds	1.8	1.9
Increase in valuation allowance and other	32.3	34.7

Total income tax (benefit)	0.0%	0.0%

Note 8 – Income Taxes (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 2012 and 2011 are presented below:

(in thousands)
	December 31, 2012	December 31, 2011

Deferred tax assets
Net operating loss carryforwards	$5,777	$3,992
Depletion carryforwards	1,022	1,046
Accrual and other	713	81
Derivatives	33	-
Asset retirement obligations	884	835
Property, plant and equipment	8,083	4,706
Total deferred tax assets	16,512	10,660

Deferred tax liability
Derivatives	-	(75)
Interest in partnerships	(279)	-

Less valuation allowance	(16,233)	(10,585)

Net deferred tax asset	$-	$-

The Company has net operating losses (“NOL”) of approximately $14.6 million available to reduce future years’ federal taxable income.  The federal net operating losses expire in 2032.  The Company has NOL of approximately $15.6 million available to reduce future years’ state taxable income.  These state NOL will expire in the future based upon each jurisdiction’s specific law surrounding NOL carryforwards.  Tax returns are subject to audit by various taxation authorities.  The results of any audits will be accounted for in the period in which they are determined.

The Company believes that the tax positions taken in the Company's tax returns satisfy the more-likely-than-not threshold for benefit recognition.  Furthermore, the Company believes it has appropriately addressed material book-tax differences.  Carbon is confident that the amounts claimed (or expected to be claimed) in the tax returns reflect the largest amount of such benefits that are greater than fifty percent likely of being realized upon ultimate settlement.  Accordingly, no liabilities have been recorded by the Company.  Any potential adjustments for uncertain tax positions would be a reclassification between the deferred tax asset related to the Company’s NOL and another deferred tax asset.  No penalty or interest would be recorded as the Company has not been in a taxable income position prior to 2010 nor is it in a taxable income position in 2011 or 2012.

Note 9 – Stockholders’ Equity

Authorized and Issued Capital Stock

At December 31, 2012, the Company had 200,000,000 shares of common stock, par value of $0.01 per share, authorized and 115,795,405 shares of common stock issued and outstanding and one million shares of preferred stock, par value of $0.01 authorized and no shares of preferred stock issued and outstanding.

On March 22, 2011, the Company increased the number of its authorized common stock from 48,500,000 shares to 100,000,000 shares with a par value of $0.01 per share and deleted any and all references to the Class A Common Stock.

Note 9 – Stockholders’ Equity (continued)

On June 16, 2011, a series of preferred stock designated as the “Series A Convertible Preferred Stock” consisting of 100 authorized shares with a par value $0.01 per share was created. Upon the effective date of filing a Certificate of Amendment to its Certificate of Incorporation (that would increase the Company’s authorized common stock from 100,000,000 shares to 200,000,000 shares) the preferred stock would automatically convert into common stock.

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

The $30 million in gross proceeds from the offering was before the deduction of fees payable to the placement agents, representing five percent of gross proceeds ($1.5 million), plus reimbursement of certain expenses and legal fees they incurred of approximately $248,000, as well as other fees and expenses of approximately $505,000 incurred by the Company in connection with the Private Placement.

Net proceeds from the Private Placement were used principally to complete the acquisition of certain gas and oil assets from ING (see Note 4) and to pay down $6.8 million of the Company’s bank credit facility.

Equity Plans Prior to Merger

Pursuant to the merger (see Note 3), all options, warrants and restricted stock were adjusted to reflect the conversion ratio used in the merger.  As of December 31, 2012, the Company has 163,076 options outstanding and exercisable, 2,696,133 warrants (including 250,000 warrants granted by SLSC prior to the merger) and 1,956,912 shares of common stock outstanding that are subject to restricted stock agreements.

Nytis USA Stock Option Plan

The following table reflects the outstanding equity awards as of December 31, 2012 and 2011.  Each of the following awards were made by Nytis USA prior to the merger and were assumed as a result of the merger.  The number of shares and the option exercise price have been adjusted in line with the exchange ratio of Nytis USA shares for Carbon shares in the merger.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding – January 1, 2011	342,459	$.64	5.43

Forfeited	(73,384)	.65

Outstanding – December 31, 2011	269,075	.63	4.40

Forfeited	(105,999)	.67

Outstanding – December 31, 2012	163,076	.61	3.00

Exercisable – December 31, 2012	163,076	$.61	3.00

Note 9 – Stockholders’ Equity (continued)

Nytis USA Warrants

Prior to January 1, 2006, the Company granted 2,446,133 warrants to an officer of the Company.  Any shares to be issued upon exercise of the warrants would be from newly issued shares.  Utilizing the minimum valuation method under the Black-Scholes option price model, the Company determined that the fair value of the warrants at the date of grant was nil.  Each warrant enabled the holder to purchase one share of common stock of the Company, at an initial exercise price of $0.61 per share of common stock until expiry on June 1, 2015.  The initial warrant exercise price of $0.61 per share of common stock was to increase annually at 6% starting June 1, 2006 and the exercise price for each of the warrants at December 31, 2010 was $0.85.  Pursuant to the merger, the exercise price was fixed at $0.85.  Inclusive of 250,000 warrants granted by SLSC prior to the merger with an exercise price of $1.00 which expire on August 31, 2017, the Company has 2,696,133 warrants outstanding at December 31, 2012.  The number of warrants have been adjusted in line with the exchange ratio of Nytis USA shares for Carbon shares in the merger.

Nytis USA Restricted Stock Plan

Under Nytis USA’s restricted stock plan, participants were granted stock without cost to the participant.

There were 1,956,912 shares of restricted stock outstanding at December 31, 2012 and 2011. There was no activity with respect to Nytis USA’s restricted stock plan during 2012 or 2011.

The Company continues to account for grants made in 2005 using variable plan accounting.  The Company accounts for grants made after 2005 at their intrinsic value, remeasured at each reporting date through the date of vesting.  The final measurement will be the intrinsic value of the instrument at the vesting date.  The accounting for grants issued subsequent to 2005 is the same because the final measurement of compensation cost will be based on the number of shares of restricted stock that ultimately vest using the market price at the date of vesting (i.e. a date performance criterion is met).  At December 31, 2012 and 2011, the Company estimated that none of the shares of restricted stock issued would vest and accordingly, no compensation cost has been recorded.

Nytis LLC Restricted Membership Plan

On March 16, 2006, a restricted membership interest plan (the Plan) was approved for Nytis LLC.  The objective of the Plan was to provide key employees equity ownership in Nytis LLC.  The Plan provided for vesting and forfeiture provisions based on (i) Nytis USA achieving a target internal rate of return upon certain changes in control with regard to the Company, Nytis LLC, or substantially all of the assets of Nytis USA and (ii) the employee’s continued employment.  In 2008 the Plan was amended so that the interests available for grant under the Plan would not exceed five percent of the membership interest in Nytis LLC.  Pursuant to the merger, all the restricted membership interests were redeemed in February 2011 for $300,000 and recorded as a general and administrative expense and the plan was terminated.

Carbon 2011 Stock Incentive Plan

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

Prior to January 1, 2012, there were no awards granted under the 2011 Plan.

Carbon Restricted Stock

The Company granted 1,610,000 shares of restricted stock for the year ended December 31, 2012, all of which are outstanding at December 31, 2012.  Restricted stock awards for employees vest ratably over a three-year service period and for non-employee directors vest upon the earlier of a change in control for the Company or the date their membership on the Board of Directors is terminated other than for cause.  The Company recognizes compensation expense for restricted stock based on the grant date fair value of the shares, amortized ratably over three years for employee awards (based on the required service period for vesting) and seven years for non-employee director awards (based on a market survey of the average tenure of directors among U.S. public companies).  For the year ended December 31, 2012, the weighted average grant date fair value for restricted stock was $0.62 per share and compensation cost recognized was approximately $300,000.  As of December 31, 2012, there was approximately $697,000 of unrecognized compensation costs related to restricted stock.  This costs is expected to be recognized over the next 6.4 years.

Note 9 – Stockholders’ Equity (continued)

Carbon Restricted Performance Units

For the year ended December 31, 2012, the Company granted 1,290,000 restricted performance units.  The performance units represent a contractual right to receive one share of the Company's common stock subject to the terms and conditions of the agreement including the achievement of the price of the Company’s stock, relative to a defined peer group and the lapse of forfeiture restrictions pursuant to the terms and conditions of the agreement including the requirement of continuous employment by the grantee prior to a change in control of the Company.  Based on the relative achievement of the performance, 193,500 restricted performance units were forfeited during the year ended December 31, 2012 resulting in 1,096,500 restricted performance units outstanding at December 31, 2012.  The Company accounts for grants of restricted performance units at their fair value, re-measured at each reporting period.  The final measurement of compensation cost is based on the performance units that ultimately vest and the market price at that date.  At December 31, 2012, the Company estimated that none of the performance units would vest due to change of control provisions and accordingly, no compensation cost has been recorded.  As of December 31, 2012, if change in control provisions, pursuant to the terms and conditions of the agreements, are met, estimated unrecognized compensation cost would be approximately $466,000.

Note 10 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2012 and 2011 consist of the following:

(in thousands)
	As of December 31,
	2012	2011

Accounts payable	$790	$2,789
Oil and gas revenue payable to oil and gas property owners	1,886	964
Production taxes payable	123	43
Drilling advances received from joint venture partner	537	-
Accrued drilling costs	75	190
Accrued lease operating costs	61	582
Accrued ad valorem taxes	596	396
Accrued general and administrative expenses	1,083	533
Accrued other	253	359

Total accounts payable and accrued liabilities	$5,404	$5,856

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

Note 11 – Fair Value Measurements (continued)

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer.  The Company has consistently applied the valuation techniques discussed below for all periods presented.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011 by level within the fair value hierarchy:

(in thousands)	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2012
Liabilities:
Commodity derivatives	$-	$87	$-	$87

December 31, 2011
Assets:
Commodity derivatives	$-	$308	$-	$308

As of December 31, 2012, the Company’s commodity derivative financial instruments are comprised of two natural gas swap agreements and two oil swap agreements.  As of December 31, 2011, the Company’s commodity derivative financial instruments were comprised of two natural gas swap agreements and one oil swap agreement.  The fair values of the swap agreements are determined under the income valuation technique using a discounted cash flows model.  The valuation models require a variety of inputs, including contractual terms, published forward prices, volatilities for options, and discount rates, as appropriate.  The Company’s estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, the Company’s credit worthiness and the time value of money.  The consideration of these factors results in an estimated exit-price for each derivative asset or liability under a market place participant’s view.  All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy. The counterparty in all of the Company’s commodity derivative financial instruments is the lender in the Company’s bank credit facility.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

The fair value of each of the following assets and liabilities measured and recorded at fair value on a non-recurring basis are based on unobservable pricing inputs and therefore, are included within the Level 3 fair value hierarchy.

The Company uses the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money.  During the years ended December 31, 2012 and 2011, the Company recorded asset retirement obligations for additions of approximately $75,000 and $1.7 million, respectively.  See Note 2 for additional information.

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

Note 12 – Physical Delivery Contracts and Commodity Derivatives

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

At December 31, 2012, the Company has fixed price contracts requiring physical deliveries for approximately 1,300 Mcf/day at an average sales price of $3.10 per Mcf from January 2013 through October 2013; approximately 600 Mcf/day at an average sales price of $3.24 per Mcf from November 2013 through December 2013; and approximately 90 Mcf/day at an average price of $5.60, which are on a month to month basis.

At December 31, 2012, other than the above mentioned contracts, the Company’s other gas sales contracts approximate index prices.

The Company’s swap agreements as of December 31, 2012 are summarized in the table below:

Agreement	Remaining		Fixed Price	Floating Price
Type	Term	Quantity	Counterparty Payer	Nytis Payer
Swap	1/13 – 3/13	40,000 MMBtu/month	$2.78 /MMBtu	(a)
Swap	1/13 - 12/13	10,000 MMBtu/month	$3.72/ MMBtu	(a)
Swap	1/13 - 12/13	1,000 Bbl/month	$91.30/Bbl	(b)
Swap	1/13 – 12/13	500 Bbl/month	$87.70/Bbl	(b)
.
(a)	NYMEX Henry Hub Natural Gas futures contract for the respective delivery month.
(b)	NYMEX Light Sweet Crude West Texas Intermediate futures contract for the respective delivery month.

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

The following table summarizes the fair value of the derivatives recorded in the consolidated balance sheets.  These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	As of December 31,
	2012	2011
Commodity derivative contracts: Current assets	$-	$308
Current liabilities	$87	$-

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the years ended December 31, 2012 and 2011.  These realized and unrealized gains and losses are recorded and included in commodity derivative gain in the accompanying consolidated statements of operations.

(in thousands)	For the year ended December 31,
	2012	2011
Commodity derivative contracts: Realized gains	$454	$321
Unrealized gains (losses)	(395)	138

Total realized and unrealized gains, net	$59	$459

Realized gains are included in cash flows from operating activities in the Company’s consolidated statements of cash flows.

The counterparty in all of the Company’s derivative instruments is the lender in the Company’s bank credit facility; accordingly, the Company is not required to post collateral since the bank is secured by the Company’s oil and gas assets.

Note 12 – Physical Delivery Contracts and Commodity Derivatives (continued)

Due to the volatility of natural gas and oil prices, the estimated fair values of the Company’s derivatives are subject to large fluctuations from period to period.

Note 13 – Commitments

The Company has entered into employment agreements with certain executives and officers of the Company.  The initial term of the agreements generally range from one to three years and provide for renewal provisions in one year increments thereafter.  The agreements provide for, among other items, severance and continuation of benefit payments upon termination of employment or certain change of control events.

The Company assumed long-term firm transportation contracts in the ING Asset acquisition.  Capacity levels and related demand charges for the remaining term of the contracts at December 31, 2012 are (i) for 2013; approximately 7,700 dekatherms per day capacity with demand charges ranging between $0.22 and $1.40 per dekatherm, (ii) for 2014 through May 2015; 3,450 dekatherms per day with demand charges ranging between $0.22 and $0.65 and (iii) for June 2015 through 2017; 2,300 dekatherms per day with demand charges of $0.65 per dekatherm.  A liability of approximately $8.2 million related to firm transportation contracts assumed in the ING Asset acquisition (see Note 4) was recorded of which $4.1 million, which represents the remaining commitment, is reflected on the Company’s consolidated balance sheets as of December 31, 2012.

In addition to the contracts assumed in the ING Asset acquisition, the Company has other long-term firm transportation contracts related to the Nytis LLC assets.  Capacity and related demand charges for the remaining term of the contracts at December 31, 2012 are (i) through March 2013; 1,300 dekatherms per day with demand charges ranging from $0.22 to $0.80 per dekatherm and (ii) 1,000 dekatherms per day with demand charges of $0.22 from April 2013 through April 2036.

Note 14 – Retirement Savings Plan

The Company outsources certain payroll and human resource functions to an administrative company.  In conjunction with this arrangement, the Company has a 401(k) plan available to eligible employees.  The plan provides for 6% matching which vests immediately.  For the years ended December 31, 2012 and 2011, the Company paid approximately $168,000 and $145,000, respectively, for 401(k) contributions and related administrative expenses.

Note 15 – Related Party Transactions

Nytis Exploration Company is an independent oil and gas company whose nature of its business is the exploration, development, production, marketing and sale of oil, gas, coalbed methane and other hydrocarbons in locations other than the United States.  Prior to the closing of the Private Placement on June 29, 2011 (see Note 9), NEC had substantially the same stockholders as the Company.  The Company had engaged NEC to assist in the management, direction and supervision of the operations and business functions of the Company.  A service agreement between the Company and NEC provided for certain restrictions on NEC’s authority to perform acts in connection with the business of the Company and established provisions for the compensation of NEC in performing these duties. For the year ended December 31, 2011, NEC charged the Company approximately $676,000 for general and administrative expenses pursuant to this service agreement.

The Company and NEC terminated this service agreement on June 30, 2011.  Effective July 1, 2011, the parties entered into a new agreement whereby the Company managed, directed and supervised the operations and business of NEC for a monthly fee of $15,000.  That agreement was terminated on June 30, 2012.  Pursuant to the new service agreement, the Company charged NEC $90,000 in each of the years ended December 31, 2012 and 2011.

As of December 31, 2012, NEC and its subsidiary, Nytis Exploration Company Inc., owe us approximately $446,000.  This receivable consists primarily of charges incurred under the service agreement, short-term advances and reimbursement of other general and administrative expenses paid by Carbon on behalf of NEC and its subsidiary.  This receivable is reflected in accounts receivable on the Company’s consolidated balance sheets.  These receivables were paid in full in the first quarter of 2013.

During 2011 and 2012, the Company provided management services to two entities in which two officers of the Company have an investment in and participate in the management of.  Due to the concern of collectability of these receivables, the Company recorded an allowance for doubtful accounts of approximately $288,000 as of December 31, 2012.

Note 16 – Supplemental Cash Flow Disclosure

Supplemental cash flow disclosures for the years ended December 31, 2012 and 2011 are presented below:

(in thousands)	For the Year Ended December 31,
	2012	2011

Cash paid for interest payments	$590	$342
Income taxes paid	$-	$256

Non-cash transactions:
Increase (decrease) in net asset retirement obligations	$75	$1,702
Increase (decrease) in accounts payable and accrued liabilities included in oil and gas properties	$1,772	$1,850
See Note 4 for acquisitions

Note 17 – Supplemental Financial Data – Oil and Gas Producing Activities (unaudited)

Estimated Proved Oil and Gas Reserves

The reserve estimates as of December 31, 2012 and 2011 presented herein were made in accordance with oil and gas reserve estimation and disclosure authoritative accounting guidance.

Proved oil and gas reserves as of December 31, 2012 and 2011 were calculated based on the prices for oil and gas during the twelve month period before the reporting date, determined as an un-weighted arithmetic average of the first-day-of-the month price for each month within such period.  This average price is also used in calculating the aggregate amount and changes in future cash inflows related to the standardized measure of discounted future cash flows.  Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.  The new guidance broadened the types of technologies that a company may use to establish reserve estimates and also broadened the definition of oil and gas producing activities to include the extraction of non-traditional resources, including bitumen extracted from oil sands as well as oil and gas extracted from shales.

The Company’s estimates of its net proved, net proved developed, and net proved undeveloped oil and gas reserves and changes in its net proved oil and gas reserves for 2012 and 2011 are presented in the table below.  Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.  Existing economic conditions include the average prices for oil and gas during the twelve month period before the reporting date of December 31, 2012 and 2011 unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.  Prices do not include the effects of commodity derivatives.  The independent petroleum engineering firm, Cawley, Gillespie & Associates, Inc. (“CGA”), evaluated and prepared independent estimated proved reserves quantities and related pre-tax future cash flows as of December 31, 2012.  To facilitate the preparation of an independent reserve study, we provided them our reserve database and related supporting technical, economic, production and ownership information.  Estimated reserves and related pre-tax future cash flows for the non-controlling interests of the consolidated partnerships included in the Company’s consolidated financial statements were based on CGA’s estimated reserves and related pre-tax future cash flows for the specific properties in the partnerships and have been added to CGA’s reserve estimates for December 31, 2012 and 2011.  (See Note 2)

Proved developed oil and gas reserves are proved reserves that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well or (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Note 17 – Supplemental Financial Data – Oil and Gas Producing Activities (unaudited) (continued)

Proved undeveloped oil and gas reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

	2012			2011
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	MBbls	MMcf	MMcfe	MBbls	MMcf	MMcfe

Proved reserves, beginning of year	732	62,952	67,344	146	54,660	55,536
Revisions of previous estimates	(236)	(27,163)	(28,579)	80	(24,656)	(24,178)
Extensions and discoveries	457	274	3,016	440	8,023	10,663
Production	(52)	(2,417)	(2,729)	(14)	(1,797)	(1,882)
Purchases of reserves in-place	-	-	-	80	26,722	27,205
Sales of reserves in-place	(29)	-	(174)	-	-	-
Proved reserves, end of year	872	33,646	38,878	732	62,952	67,344

Proved developed reserves at:
End of Year	489	33,398	36,332	411	44,103	46,572
Proved undeveloped reserves at:
End of Year	383	248	2,546	321	18,849	20,772

The estimated proved reserves for December 31, 2012 and 2011 includes 3.3 and 4.1 Bcfe, respectively, attributed to the non-controlling interests of the consolidated partnerships acquired in the ING acquisition (see Note 4).

The revisions of previous estimates for natural gas in 2012 and 2011 are primarily attributed to the loss of proved undeveloped natural gas locations due to a significant declines in natural gas prices and the decision by the Company to allocate proportionately more capital to oil locations in the future.  In 2012, revisions of previous oil estimates consisted of a decrease of approximately 74 MBbls associated with performance declines and a decrease of approximately 163 MBbls associated with offset proved undeveloped locations that were determined not to be viable.

Aggregate Capitalized Costs

The aggregate capitalized costs relating to oil and gas producing activities at the end of each of the years indicated were as follows:

	2012	2011
	(In thousands)
Oil and gas properties
Proved oil and gas properties	$91,132	$89,392
Unproved properties not subject to depletion	1,126	1,369
Accumulated depreciation, depletion, amortization and impairment	(58,946)	(40,502)
Net oil and gas properties	$33,312	$50,259

Note 17 – Supplemental Financial Data – Oil and Gas Producing Activities (unaudited) (continued)

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

The following costs were incurred in oil and gas property acquisition, exploration, and development activities during the years ended December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Property acquisition costs:
Unevaluated properties	$509	$276
Proved and unproved properties and gathering facilities	378	27,058
Development costs	5,734	3,305
Gathering facilities	227	163
Asset retirement obligation	75	1,702
Total costs incurred	$6,923	$32,504

The above capital expenditures for 2011 do not include non-cash acquisition activities of non-controlling interests in consolidating partnerships of approximately $6.0 million and approximately $5.1 million, net, of firm transportation contracts receivables and payables assumed in the Company’s acquisition of certain assets from ING.  See Note 4 regarding acquisitions.

The Company’s investment in unproved properties as of December 31, 2012, by the year in which such costs were incurred is set forth in the table below:

	2012	2011	2010 and Prior
	(In thousands)

Acquisition costs	$509	$276	$341

Results of Operations from Oil and Gas Producing Activities

Results of operations from oil and gas producing activities for the years ended December 31, 2012 and 2011 are presented below:

	2012	2011
	(In thousands)

Oil and gas sales, including commodity derivative gains	$11,809	$9,477
Expenses:
Production expenses	5,278	3,858
Depletion expense	3,037	2,612
Ceiling test write-down of oil and gas properties	15,407	15,769
Accretion of asset retirement obligations	105	95
Total expenses	23,827	22,334
Results of operations from oil and gas producing activities	$(12,018)	$(12,857)

Depletion rate per Mcfe	$1.11	$1.39

Standardized Measure of Discounted Future Net Cash Flows

Future oil and gas sales are calculated applying the prices used in estimating the Company’s proved oil and gas reserves to the year-end quantities of those reserves.  Future price changes were considered only to the extent provided by contractual arrangements in existence at each year-end.  Future production and development costs, which include costs related to plugging of wells, removal of facilities and equipment, and site restoration, are calculated by estimating the expenditures to be incurred in producing and developing the proved oil and gas reserves at the end of each year, based on year-end costs and assuming continuation of existing economic conditions.  Future income tax expenses are computed by applying the appropriate year-end statutory tax rates to the estimated future pretax net cash flows relating to proved oil and gas reserves, less the tax basis of the properties involved.  The future income tax expenses give effect to tax deductions, credits, and allowances relating to the proved oil and gas reserves.  All cash flow amounts, including income taxes, are discounted at 10%.

Note 17 – Supplemental Financial Data – Oil and Gas Producing Activities (unaudited) (continued)

Changes in the demand for oil and natural gas, inflation, and other factors make such estimates inherently imprecise and subject to substantial revision.  This table should not be construed to be an estimate of the current market value of the Company’s proved reserves.  Management does not rely upon the information that follows in making investment decisions.

	December 31,
	2012	2011
	(In thousands)

Future cash inflows	$174,832	$343,020
Future production costs	(68,192)	(108,394)
Future development costs	(2,813)	(42,613)
Future income taxes	(8,078)	(49,264)
Future net cash flows	95,749	142,749
10% annual discount	(50,157)	(93,860)
Standardized measure of discounted future net cash flows	$45,592	$48,889

Changes in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

An analysis of the changes in the standardized measure of discounted future net cash flows during each of the last two years is as follows:

	December 31,
	2012	2011
	(In thousands)

Standardized measure of discounted future net cash flows,
beginning of year	$48,889	$20,952
Sales of oil and gas, net of production costs and taxes	(6,471)	(5,160)
Price revisions	(23,045)	(10,151)
Extensions, discoveries and improved recovery, less related costs	13,892	6,427
Changes in estimated future development costs	30,777	33,297
Development costs incurred during the period	835	2,329
Quantity revisions	(15,395)	(25,350)
Accretion of discount	4,889	2,095
Net changes in future income taxes	-	-
Purchases of reserves-in-place	-	29,279
Sales of reserves-in-place	(213)	-
Changes in production rates timing and other	(8,566)	(4,829)
Standardized measure of discounted future net cash flows,
end of year	$45,592	$48,889

The twelve month weighted averaged adjusted prices in effect at December 31, 2012 and 2011 were as follows:

	2012	2011
Oil (per Bbl)	$91.88	$89.07
Natural Gas (per Mcf)	$2.80	$4.37

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures to ensure that material information relating to Carbon and its consolidated subsidiaries is made known to the officers who certify Carbon's financial reports and the Board of Directors.

Our Chief Executive Officer, Patrick R. McDonald, and our Chief Financial Officer, Kevin D. Struzeski, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) is accumulated and communicated to Carbon's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

There has not been any change in our internal control over financial reporting that occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

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

As of December 31, 2012, management assessed the effectiveness of the Company's internal control over financial reporting ("ICFR") based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following persons serve as executive officers and directors of Carbon.

Name	Age	Position

Patrick R. McDonald	56	Chief Executive Officer, Director

Mark D. Pierce	59	President

Kevin D. Struzeski	54	Chief Financial Officer, Treasurer and Secretary

James H. Brandi	64	Chairman of the Board

Bryan H. Lawrence	70	Director

Peter A. Leidel	56	Director

Edwin H. Morgens	71	Director

Executive Officer/Director

Patrick R. McDonald.  Mr. McDonald is Chief Executive Officer of Carbon Natural Gas Company (OTC:CRBO), a company involved in the oil and natural gas exploration and production business in the Appalachian and Illinois Basins of the United States.   From 1998 to 2003, Mr. McDonald was Chief Executive Officer, President and Director of Carbon Energy Corporation (AMEX:CRB), an oil and gas exploration and production company which in 2003 was merged with Evergreen Resources, Inc (NYSE:EVG).  From 1987 to 1997 Mr. McDonald was Chief Executive Officer, President and Director of Interenergy Corporation, a natural gas gathering, processing and marketing company which in December 1997 was merged with KN Energy Inc (NYSE:KNE).  Prior to that he worked as an exploration geologist with Texaco International Exploration Company where he was responsible for oil and gas exploration efforts in the Middle East and Far East.  Mr. McDonald received a Bachelor’s degree in Geology and Economics from Ohio Wesleyan University and a Masters degree in Business Administration Finance from New York University.  Mr. McDonald serves as Chief Executive Officer of Forest Oil Corporation (NYSE:FST) and is Chairman of the Board of Directors of Lone Pine Resources (NYSE/TSX:LPR).  Mr. McDonald is a Certified Petroleum Geologist and is a member of the American Association of the Petroleum Geologists and of the Canadian Society of Petroleum Geologists.

Our Board of Directors believes that Mr. McDonald, as our Chief Executive Officer and as the founder of Nytis USA, should serve as a director because of his unique understanding of the opportunities and challenges that we face and his in-depth knowledge about the natural gas and oil business, and our long-term growth strategies.

Other Directors

The following information pertains to our non-employee directors, their principal occupations and other public company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills.

James H. Brandi.  Mr. Brandi has been a Director of the Company since March 28, 2012.  Mr. Brandi retired from a position as Managing Director of BNP Paribas Securities Corp., an investment banking firm, where he served from 2010 until late 2011.  From 2005 to 2010, Mr. Brandi was a partner of Hill Street Capital, LLC, a financial advisory and private investment firm.  From 2001 to 2005, Mr. Brandi was a Managing Director at UBS Securities, LLC, where he was the Deputy Global Head of the Energy and Power Group.  Prior to 2001, Mr. Brandi was a Managing Director at Dillon, Read & Co. Inc. and later its successor firm, UBS Warburg, concentrating on transactions in the energy and consumer goods areas.  Mr. Brandi currently serves as a director of Approach Resources Inc. (NASDAQ:AREX) and OGE Energy Corp. (NYSE:OGE).  Mr. Brandi is a trustee of The Kenyon Review and a former trustee of Kenyon College.

Our Board of Directors believes that Mr. Brandi should serve as director and our Chairman because of his experience on the Board of Directors of other public companies, which our Board believes will be beneficial to us as we move forward as a public company.  He also has extensive financial expertise from his 35 year career in investment banking which will be important in his role as Chairman of the Audit Committee and its oversight responsibility regarding the quality and integrity of our accounting and financial reporting process and the auditing of our financial statements.

Bryan H. Lawrence.  Mr. Lawrence has been a Director of the Company since February 14, 2011 and of Nytis USA since 2005.  Mr. Lawrence is a founder and member of Yorktown Partners LLC which was established in September 1990.  Yorktown Partners LLC is the manager of private equity partnerships that invest in the energy industry.  Mr. Lawrence had been employed at Dillon, Read & Co. Inc. since 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997.  Mr. Lawrence also serves as a Director of Crosstex Energy, Inc. (NASDAQ:XTEX), Hallador Petroleum Company (OTC:HPCO.OB), Star Gas Partners, L.P. (NYSE:SGU), Approach Resources, Inc. (NASDAQ: AREX) Winstar Resources Ltd. (TSE:WIX) and certain non-public companies in the energy industry in which the Yorktown partnerships hold equity interests.  Mr. Lawrence served as a director of Carbon Energy Corporation and Interenergy Corporation.

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

Peter A. Leidel.  Mr. Leidel has been a Director of the Company since February 14, 2011 and of Nytis USA since 2005.  Mr. Leidel is a founder and member of Yorktown Partners LLC which was established in September 1990.  Yorktown Partners LLC is the manager of private equity partnerships that invest in the energy industry.  Previously, he was a partner of Dillon, Read & Co. Inc.  He was previously employed in corporate treasury positions at Mobil Corporation and worked for KPMG Peat Marwick and the U.S. Patent and Trademark Office.  Mr. Leidel is a director of Mid-Con Energy Partners, L.P. (NASDAQ:MCEP) and certain non-public companies in the energy industry in which the Yorktown partnerships hold equity interests.  Mr. Leidel served as a director of Carbon Energy Corporation and Interenergy Corporation.  He was a Certified Public Accountant.

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

Edwin H. Morgens.  Mr. Morgens has been a director of the Company since May 21, 2012.  Mr. Morgens is Chairman and Co-founder of Morgens, Waterall, Vintiadis & Company, Inc., a New York City investment firm that he founded in 1967.  Additionally, since 1982 he has served as a director of the Wayside Technology Group, Inc. (NASDAQ:WSTG) and he is a former director of TransMontaigne, Inc., Sheffield Exploration, and Scientific American Magazine Inc. He is currently a trustee of the American Museum of Natural History and emeritus trustee of Cornell University.

Our Board of Directors believes that Mr. Morgens should serve as director because of his current and prior experience on the Board of Directors of other public companies and his extensive financial expertise, which he has acquired through his years of experience in the financial investment advisory industry.

Other Executive Officers

Mark D. Pierce.  Mr. Pierce has been President of the Company since October 2012 and was the general manager and Senior Vice President for Nytis LLC from 2009 to 2012.  From 2005 until 2009, he was Operations Manager for Nytis LLC.  He began his career at Texaco, Inc.in 1975 and worked for 20 years with Ashland Exploration, Inc. (“Ashland”).  At Ashland, he spent 12 years in the production/reservoir engineering area and then moved into the executive level with oversight at various times of marketing, finance, business development, external affairs, operations and land.  His experience includes both domestic and international work.  He is a registered Petroleum Engineer in Kentucky, West Virginia and Ohio.

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

Terms of Office

Our Board of Directors currently consists of five directors, each of whom is elected annually either at an annual meeting of our stockholders or through the affirmative vote of the holders of a majority of the Company’s voting stock.  Each director will continue to serve as a director until such director’s successor is duly elected and qualified or until their earlier resignation, removal or death.

Family Relationships

There are no family relationships between or among any of the current directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of the persons serving as executive officers or directors of the Company have been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including:  (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity.  Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the 1934 Act requires the Company’s directors and officers and any persons who own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files.  Based solely on our review of the copies of Forms 3, 4 and 5, and any amendments thereto furnished to us during the fiscal year ended December 31, 2012, we believe that during the Company’s 2012 fiscal year all filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were complied with.

Code of Ethics

The Board of Directors has adopted a Code of Ethics, as defined under the federal securities laws that applies to all directors and officers of the Company.  A copy of the Code of Ethics has been filed with the SEC as Exhibit 14 to the Company’s Annual Report on Form 10-K for 2004.

Director Independence

The Company’s Board consists of Messrs. Brandi, Lawrence, Leidel, McDonald and Morgens.  The Company utilizes the definition of “independent” as it is set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules.  Further, the Board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships).  Based on the foregoing criteria, Messrs. Brandi and Morgens are considered to be independent directors.

Board Committees

The Board has a standing Audit and Compensation, Nominating and Governance Committee.  The Board has adopted a formal written charter for each of these committees that is available on our website at www.carbonnaturalgas.com.

The table below provides the current composition of each standing committee of our Board:

Compensation/
Nominating/
Name	Audit	Governance
James H. Brandi	X	X
Peter A. Leidel	X	X
Edwin H. Morgens	X	X

The Audit Committee’s primary duties and responsibilities are to assist the Board in monitoring the integrity of our financial statements, the independent registered public accounting firm’s qualifications, performance and independence, management’s effectiveness of internal controls and our compliance with legal and regulatory requirements.  The Audit Committee is directly responsible for the appointment, retention, compensation, evaluation and termination of our independent registered public accounting firm and has the sole authority to approve all audit and permitted non-audit engagement fees and terms.  The Audit Committee is presently comprised of Messrs. Brandi (Chairmen), Leidel and Morgens of which Messrs. Brandi and Morgens are independent directors under Nasdaq listing rules.  The Board has determined that Mr. Brandi qualifies as an “audit committee financial expert” as defined by Securities and Exchange Commission rules.

The Audit Committee was formed on September 27, 2012 and held one meeting during 2012.  Prior to the formation of the Audit Committee, the entire Board as a whole acted as the Company’s Audit Committee.

The Compensation, Nominating and Governance Committee discharges the responsibilities of the Board with respect to our compensation programs and compensation of our executives and directors.  The Compensation, Nominating and Governance Committee has overall responsibility for determining the compensation of our executive officers and reviewing director compensation.  The Compensation, Nominating and Governance Committee is also charged with the administration of our 2011 Stock Incentive Plan.  The Compensation Committee is presently comprised of Messrs. Morgens (Chairman), Brandi and Leidel, each of whom is an outside director for purposes of Section 162(m) of the Internal Revenue Code and a non-employee director for purposes of Rule 16b-3 under the Exchange Act.

The other functions of the Compensation, Nominating and Governance Committee is to identify individuals qualified to become directors and recommend to the Board nominees for all directorships, identify directors qualified to serve on Board committees and recommend to the Board members for each committee, develop and recommend to the Board a set of corporate governance guidelines and otherwise take a leadership role in shaping our corporate governance.

In identifying and evaluating nominees for director, the Compensation, Nominating and Governance Committee seeks to ensure that the Board possesses, in the aggregate, the strategic, managerial and financial skills and experience necessary to fulfill its duties and to achieve its objectives, and seeks to ensure that the Board is comprised of directors who have broad and diverse backgrounds, possessing knowledge in areas that are of importance to us.  In addition, the Compensation, Nominating and Governance Committee believes it is important that at least one director have the requisite experience and expertise to be designated as an “audit committee financial expert.”  The Compensation, Nominating and Governance Committee looks at each nominee on a case-by-case basis regardless of who recommended the nominee.  In looking at the qualifications of each candidate to determine if their election would further the goals described above, the Compensation, Nominating and Governance Committee takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge.  Each director nominee must display high personal and professional ethics, integrity and values and sound business judgment.

The Compensation, Nominating and Governance Committee was formed on September 27, 2012 and held one meeting during 2012.  Prior to the formation of the Compensation, Nominating and Governance Committee, the entire Board as a whole acted as the Company’s Compensation, Nominating and Governance Committee.

Director Compensation

We use a combination of cash and equity incentive compensation in the form of restricted stock to attract and retain qualified and experienced candidates to serve on the Board.  In setting this compensation, our Compensation, Nominating and Governance Committee considers the significant amount of time and energy expended and the skill-level required by our directors in fulfilling their duties.  Grants of shares of restricted stock vest upon the earlier of a change in control of the Company or the date a non-management director’s membership on the Board is terminated other than for cause.  We also reimburse expenses incurred by our non-employee directors to attend Board and Board committee meetings.

The following table reports compensation earned by or paid to our non-employee directors during 2012.

Fees Earned or
Paid in Cash
Name(1)(2)	($)
James H. Brandi	22,500
Bryan H. Lawrence	-
Peter A. Leidel	-
Edwin H. Morgens	15,000

(1)  Mr. McDonald, our Chief Executive Officer, is not included in this table as he is an employee of ours and receives no separate compensation for his services as a director.  The compensation received by Mr. McDonald as an employee is shown below under “Executive Compensation – Summary Compensation Table.”

(2)  In 2012, Messrs. Brandi, Lawrence, Leidel and Morgens were each awarded 80,000 restricted shares of our common stock, which represents the aggregate number of unvested restricted stock awards outstanding at December 31, 2012.

Item 11.    Executive Compensation.

Summary Compensation Table

The following table sets forth information relating to compensation awarded to, earned by or paid to our Chief Executive Officer, President and Chief Financial Officer, Treasurer and Secretary by the Company during the fiscal year ended December 31, 2012 and for all services rendered in all capacities during the year ended December 31, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(3)	Total ($)
Patrick R. McDonald Chief Executive Officer (1)	2012 2011	337,500 339,000	21,563 135,000	256,000		129,375		104,677 84,671	849,115 558,671

Mark D. Pierce President	2012 2011	181,296 172,143	75,000	128,000		45,275		25,932 22,576	380,503 269,719

Kevin D. Struzeski Chief Financial Officer, Treasurer and Secretary (1)	2012 2011	213,750 206,544	21,000 115,000	128,000		63,000		67,600 65,521	493,350 387,065

(1)
For the six months ended June 30, 2011, Mr. McDonald and Mr. Struzeski were employees of Nytis Exploration Company and provided service to Nytis USA pursuant to an agreement between Nytis Exploration Company and Nytis USA.  Under this agreement, Nytis USA funded, by way of full reimbursement to Nytis Exploration Company, the cash compensation paid to Mr. McDonald and Mr. Struzeski for services provided to Nytis USA.  The amounts set forth in the “salary”, “bonus” and “all other compensation” columns in the table reflect both the amounts allocated and paid to Mr. McDonald and Mr. Struzeski by Nytis Exploration Company, Nytis USA and the Company.  For the six months ended June 30, 2011 Nytis USA’s portion of Mr. McDonald’s compensation was approximately 71% of his total compensation; Nytis USA’s portion of Mr. Struzeski’s compensation during such time period was approximately 75% of his total compensation. These percentages reflect the amount of time these persons spent in service to Nytis USA.  Although Messrs. McDonald and Struzeski are officers of both companies, these companies do not compete for business; as provided in their respective Certificates of Incorporation, Nytis Exploration Company may not operate in the United States, and Nytis USA operates exclusively in the United States.

Prior to the closing of the Merger, all of the persons providing services to Nytis USA were employees of Nytis Exploration Company.  Effective as of July 1, 2011, all of these persons, including Mr. McDonald and Mr. Struzeski, became employees of Carbon.  However, the Company will allow Mr. McDonald and Mr. Struzeski, to continue to provide services to Nytis Exploration Company.

(2)	Reflects the full grant date fair value of restricted stock awards granted in 2012 calculated in accordance with FASB ASC Topic 718.

(3)
All Other Compensation in 2012 and 2011 was comprised of (i) unused vacation, (ii) contributions made by the Company or Nytis Exploration Company to its 401(k) plans, (iii) premiums paid on life insurance policies on such employee’s life, and (iv) other taxable fringe benefits.

Narrative Disclosure to Summary Compensation Table

To date, the entire Board of Directors prior to the formation of the Compensation, Nominating and Governance Committee and the Compensation, Nomination and Governance Committee subsequent to its formation has been charged with reviewing and approving the terms and structure of the compensation of the Company’s executive officers.  The Company has not yet retained an independent compensation consultant to assist the Company to review and analyze the structure and terms of the Company’s executive officers.

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

Company management is responsible for reviewing the base salary, annual bonus and long-term compensation levels for other Company employees, and the Company expects this practice to continue going forward.  The entire Board of Directors prior to the formation of the Compensation, Nominating and Governance Committee and the Compensation, Nominating and Governance Committee subsequent to its formation is responsible for significant changes to, or adoption of, employee benefit plans.

The Company believes that the compensation environment for qualified professionals in the industry in which we operate is highly competitive.  In order to compete in this environment, the compensation of our executive officers is primarily comprised of the following four components:

➢	Base salary;
➢	2011 Stock Incentive Plan benefits;
➢	Cash bonuses; and
➢	Other employment benefits.

Base Salary. Base salary, paid in cash, is the first element of compensation to our officers. In determining base salaries for our key executive officers, the Company aims to set base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals. The Board of Directors  and the Compensation, Nominating and Governance Committee believes that base salary should be relatively stable over time, providing the executive a dependable, minimum level of compensation, which is approximately equivalent to compensation that may be paid by competitors for persons of similar abilities. The Board of Directors and the Compensation, Nominating and Governance Committee believes that base salaries for our executive officers are appropriate for persons serving as executive officers of public companies similar in size and complexity similar to the Company.

2011 Stock Incentive Plan Benefits. Each of the Company’s executive officers is eligible to be granted awards under the Company’s equity compensation plans.  The Company believes that equity based compensation helps align management and executives’ interests with the interests of our stockholders. Our equity incentives are also intended to reward the attainment of long-term corporate objectives by our executives. We also believe that grants of equity-based compensation are necessary to enable us to be competitive from a total remuneration standpoint.  At the present time, we have one equity incentive plan for our management and employees, the 2011 Stock Incentive Plan. We have no set formula for granting awards to our executives or employees. In determining whether to grant awards and the amount of any awards, we take into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, and the total compensation package.

Cash Bonus.  Cash bonuses are another prong of our compensation plan.  The Board of Directors and the Compensation, Nominating and Governance Committee believes that it is appropriate that executive officers and other employees have the potential to receive a portion of their annual cash compensation as a cash bonus to encourage performance to achieve key corporate objectives and to be competitive from a total remuneration standpoint.

For annual bonus payments made in 2011 we had no set formula for determining or awarding cash bonuses to our executives or employees. In determining whether to award bonuses and the amount of any bonuses, we took into consideration factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, and the total compensation package, as well as the Company’s overall performance including cash flow, significant acquisitions or divestitures and other operational factors.

Annual bonus payments in 2012 were paid under the provisions of the Carbon Natural Gas Company 2011 Annual Incentive Plan (“Annual Incentive Plan”) whereby fifty percent of annual bonuses were determined at the discretion of the Board taking into consideration the factors listed above and fifty percent of annual bonuses were determined and weighed based upon the performance measures and objectives as follows:

Performance Measure	Weighting	Objective
Total Shareholder Return	25%	7.5% Increase
EBITDA per Debt Adjusted Share Growth	25%	7.5% Increase
Net Total Proved Reserves	25%	7.5% Increase
Net Annual Production Growth	25%	7.5% Increase

In general terms, the Annual Incentive Plan was designed to meet the following objectives:

●	Provide an incentive plan framework that was performance-driven and focused on objectives that were critical to Carbon’s success during the plan period date;
●	Offer competitive cash compensation opportunities to the executive officers and all employees;
●	Incentivize and reward outstanding achievement; and
●	Incentivize the creation of new assets, plays and values.

The Annual Incentive Plan period for annual bonuses paid in 2012 was determined using the plan period dates of July 1, 2011 to December 31, 2011.

In addition, the Annual Incentive Plan provided for a cash pool for all employees.  Once the pool had been established, awards were allocated by the executive officers to individuals based on their assessment as to individual or group performances.

The employment agreements we have entered into with our executive officers provide that each is eligible to receive a cash bonus.  Such bonuses are to be considered and determined by the Board of Directors prior to the formation of the Compensation, Nominating and Governance Committee and are now considered and determined by the Compensation, Nominating and Governance Committee.

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

Outstanding Equity Awards at December 31, 2012

The following tables sets forth information concerning unexercised stock options, warrants, and unvested restricted stock and performance unit awards, each as held by our executive officers as of December 31, 2012.

OPTION AWARDS (1)
Award Recipient	Option for # of Shares	# Vested	Exercise Price per Share	Date Granted	Expiration

Kevin Struzeski	163,076	163,076	$0.61	3/16/2006	1/1/2016

WARRANT AWARDS (1)
Award Recipient	Option for # of Shares	# Vested	Exercise Price per Share	Date Granted	Expiration

Patrick R. McDonald (2)	2,446,133	2,446,133	$0.85	05/19/2005	06/01/2015

Former SLSC Officers and Directors	250,000	250,000	$1.00	01/10/2007	08/31/2017
	2,696,133	2,696,133

STOCK AWARDS

	Equity Incentive Plan Awards			Market Value
	# of Unvested Shares			of Unvested
	Restricted		Performance	Shares
Award Recipient	Stock		Units	$(3)

Patrick R. McDonald	1,508,449	(1)		603,380
	400,000		361,600	304,640
	1,908,449		361,600	908,020

Mark D. Pierce	40,769	(1)		16,308
	200,000		180,800	152,320
	240,769		180,800	168,628

Kevin D. Struzeski	407,689	(1)		163,076
	200,000		180,800	152,320
	607,689		180,800	315,396

The following table reflects unvested stock awards held by our executive officers as of December 31, 2012 that have time-based vesting.  These stock awards will vest as follows if the named executive officer has remained in continuous employment through each such date:

				Change
Award Recipient	2013	2014	2015	of Control

Patrick R. McDonald	133,334	133,333	133,333	1,508,449

Mark D. Pierce	66,667	66,667	66,666	40,769

Kevin D. Struzeski	66,667	66,667	66,666	407,689

The following table reflects unvested performance stock awards held by our executive officers as of December 31, 2012 that have “time-based vesting”.  These stock awards will vest as follows if the named executive officer has remained in continuous employment through each such date:

Change
Award Recipient	of Control

Patrick R. McDonald	361,600

Mark D. Pierce	180,800

Kevin D. Struzeski	180,800

___________________________________

(1) Award made by Nytis USA prior to the Merger and were assumed as a result of the Merger, the number of shares and the exercise prior, when applicable, have been adjusted in line with the exchange ratio of Nytis USA shares for Company shares in the Merger.

(2) Grantee is McDonald Energy LLC, over which Mr. McDonald has voting and investment power.

(3) Reflects the value of unvested shares of restricted stock and performance unit awards held by our executive officer as of December 31, 2012 measured by the closing market price of our common stock on December 31, 2012, which was $.40 per share.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Effective March 28, 2013, Messrs. McDonald, Pierce and Struzeski entered into employment agreements with the Company. These agreements superseded employment agreements between Messrs. McDonald and Struzeski and Nytis Exploration Company and between Mr. Pierce and Nytis LLC.

The agreement between the Company and Patrick R. McDonald has an "Initial Term" through December 31, 2015, which term shall automatically be extended for successive terms of one-year provided, however, that the Board of Directors may terminate the agreement as of the end of the Initial Term or any additional term by giving written notice of termination at least three months preceding the end of the then current term. In the event of the termination of Mr. McDonald’s employment, Mr. McDonald is to receive an amount equal to the greater of (i) all base salary and other compensation due under the terms of the agreement over the remainder of the Initial Term or (ii) 150% of his "Compensation,” defined as the arithmetic average of Mr. McDonald’s annual base salary, bonus and other cash compensation for each of the three years prior to the termination and for a period of 24 months from the date of termination, his medical, dental, disability and life insurance coverage at the same levels of coverage as in effect immediately prior to his termination. In the event of termination within two years after a change in control of the Company, he is to receive 275% of the Compensation (as defined above).

The agreements between the Company and Messrs. Pierce and Struzeski have an "Initial Term" through December 31, 2015, which term shall automatically be extended for successive terms of one-year provided, however, that the Board of Directors may terminate the agreement as of the end of the Initial Term or any additional term by giving written notice of termination at least three months preceding the end of the then current term. In the event of the termination of Mr. Pierce’s or Mr. Struzeski's employment, they would receive an amount equal to the greater of (i) all base salary and other compensation due under the terms of the agreement over the remainder of the Initial Term or (ii) 100% of his "Compensation,” defined as the arithmetic average of their annual base salary, bonus and other cash compensation for each of the three years prior to the termination and the cost to provide benefits for a period of 12 months from the date of termination at the same levels of coverage as in effect immediately prior to the date of termination. In the event of termination within two years after a change in control of the Company, they would receive 200% of their Compensation (as defined above) and 100% of the annual cost to the Company of the benefits provided to Messrs. Pierce and Struzeski.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of February 28, 2013 the Company had 114,185,405 shares of common stock outstanding.  The following sets forth certain information about the number of common shares owned by (i) each person (including any group) known to us that beneficially owns five percent or more of the common shares (the only class of the Company’s voting securities), (ii) each of our directors and named executive officers, and (iii) all named executive officers and directors as a group.  Unless otherwise indicated, the stockholders possess sole voting and investment power with respect to the shares shown.  The business address for each of the Company’s officers and directors is 1700 Broadway, Suite 1170, Denver, Colorado  80290.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)	Percent of Class(2)

5% Stockholders
Yorktown Energy Partners V, L.P. 410 Park Avenue, 19th Floor New York, NY 10022	17,938,309	15.5%
Yorktown Energy Partners VI, L.P., 410 Park Avenue, 19th Floor New York, NY 10022	17,938,309	15.5%
Yorktown Energy Partners IX, L.P., 410 Park Avenue, 19th Floor New York, NY 10022	22,222,222	19.2%
Paul J. Isaac (3) 75 Prospect Avenue Larchmont, New York 10538	13,066,667	11.3%
Austin Marxe and David M. Greenhouse (4) 527 Madison Avenue Suite 2600 New York, New York 10022	10,888,889	9.4%
RBCP Energy Fund Investments, LP c/o Cadent Energy Partners, LLC 4 High Ridge Park, Suite 303 Stamford, CT 06905	8,153,777	7.0%
Wynnefield Capital (5) 450 Seventh Avenue Suite 509 New York, New York 10123	6,444,445	5.6%

Name of Beneficial Owner	Amount of Beneficial Ownership(1)	Percentage(2)

Executive Officers and Directors

James H. Brandi, Director (6)	-	*

Bryan H. Lawrence, Director (7)	58,098,840	50.2%

Peter A. Leidel, Director (8)	58,098,840	50.2%

Patrick R. McDonald, Chief Executive Officer and Director (9)	4,570,620	3.9%

Edwin H. Morgens, Director (10)	1,666,667	1.4%

Mark D. Pierce, President(11)	107,436	*

Kevin D. Struzeski, Chief Financial Officer, Treasurer and Secretary(12)	637,432	*

All directors and executive officers as a group (seven persons) (13)	65,080,995	54.8%

______________________
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

(2)  Calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Percentages are rounded to the nearest one-tenth of one percent.

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

(6) Does not include 80,000 restricted shares of our common stock, which vest upon the earlier of a change in control of the Company or the date the director’s membership on the Board is terminated other than for cause.

(7)  Includes (i) 17,938,309 common stock shares owned by Yorktown Energy Partners V, L.P., (ii) 17,938,309 common stock shares owned by Yorktown Energy Partners VI, L.P. and (iii) 22,222,222 common stock shares owned by Yorktown Energy Partners IX, L.P. over which Mr. Lawrence and Mr. Leidel have voting and investment power.  Does not include 80,000 restricted shares of our common stock, which vest upon the earlier of a change in control of the Company or the date the director’s membership on the Board is terminated other than for cause.

(8)  Includes (i) 17,938,309 common stock shares owned by Yorktown Energy Partners V, L.P., (ii) 17,938,309 common stock shares owned by Yorktown Energy Partners VI, L.P. and (iii) 22,222,222 common stock shares owned by Yorktown Energy Partners IX, L.P. over which Mr. Lawrence and Mr. Leidel have voting and investment power.  Does not include 80,000 restricted shares of our common stock, which vest upon the earlier of a change in control of the Company or the date the director’s membership on the Board is terminated other than for cause.

(9)  Includes (i) 482,704 shares owned by McDonald Energy, LLC over which Mr. McDonald has voting and investment power, (ii) stock purchase warrants held by McDonald Energy, LLC exercisable for 2,446,133 shares of common stock and (iii)133,334 shares of restricted stock that will vest within 60 days.  Does not include 266,666 and 361,600 shares of unvested restricted and performance units, respectively.

(10) Does not include 80,000 restricted shares of our common stock, which vest upon the earlier of a change in control of the Company or the date the director’s membership on the Board is terminated other than for cause.

(11) Includes 66,667 shares of restricted stock that will vest within 60 days.  Does not include 133,333 and 180,800 shares of unvested restricted stock and performance units, respectively.

(12) Includes 66,667 shares of restricted stock that will vest within 60 days.  Does not include 133,333 and 180,800 shares of unvested restricted stock and performance units, respectively.

(13)  The shares over which both Mr. Lawrence and Mr. Leidel have voting and investment power are the same shares and the percentage of total shares has not been aggregated for purposes of these calculations.

Equity Compensation Plans

Our Board of Directors has adopted the 2011 Stock Incentive Plan (the “Plan”) and such Plan was approved by the stockholders on December 8, 2011 at the annual meeting of stockholders.  As of December 31, 2012 the Company has issued 1,610,000 restricted shares and 1,166,160 restricted performance units under the plan.  Information regarding options outstanding as December 31, 2012 is set forth under the heading “Market for Common Equity and Related Stockholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans” above.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships

Nytis Exploration Company is an independent oil and gas company that engages in the exploration, development, production, marketing and sale of oil, gas, coalbed methane and other hydrocarbons in locations outside of the United States.  Carbon and Nytis Exploration Company are related in that the same individuals serve as directors of both corporations and, prior to the closing of the Private Placement, a majority of the outstanding stock of each corporation was owned by the same stockholders.  However, Nytis Exploration Company is not currently a direct or indirect subsidiary of the Company.  Through June 30, 2011 the Company engaged Nytis Exploration Company to assist in the management, direction and supervision of the operations and business functions of the Company.  A service agreement between the Company and Nytis Exploration Company provided for certain restrictions on Nytis Exploration Company’s authority to perform acts in connection with the business of the Company and established provisions for the compensation of Nytis Exploration Company in performing these duties.  Under this arrangement from time to time, Nytis Exploration Company provided personnel (including Mr. McDonald and Mr. Struzeski) and funding for certain of the operations of Nytis USA, Nytis PA and Nytis LLC.  As of July 1, 2011, Nytis Exploration Company personnel providing services to the Company (including Mr. McDonald and Mr. Struzeski) became Company employees.  However, the Company allowed these persons, including Mr. McDonald and Mr. Struzeski, to continue to provide services to Nytis Exploration Company; pursuant to a new service agreement, effective July 1, 2011, which provided for a flat fee payment of $15,000 per month for the costs associated with such persons’ service to Nytis Exploration Company.  Effective July 1, 2012, this service agreement was not renewed.  Mr. McDonald and Mr. Struzeski continue to provide a limited amount of services to Nytis Exploration Company.  In the first quarter of 2013, Nytis Exploration Company divested substantially all of its operating assets which will further reduce the time commitment required of Mr. McDonald and Mr. Struzeski to provide services to Nytis Exploration Company.

Related Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders since January 1, 2012.

Employment Agreements

See the Executive Compensation section of this Annual Report for a discussion of the employment agreement between Messrs. McDonald, Pierce and Struzeski and the Company.

Private Placement of Securities

None.

Item 14. Principal Accountant Fees and Services.

Audit and Audit Related Service Fees

Our independent registered public accounting firm, EKS&H LLLP (“EKSH”) billed us aggregate fees in the amount of approximately $157,000 and $287,000 for the fiscal years ended December 31, 2012 and 2011 respectively, These amounts were billed for professional services that EKSH provided for the audit of our annual financial statements, review of the interim consolidated financial statements included in our reports on Forms 10-Q, reviews of registration statements, issuance of consents and letters to underwriters, services performed in conjunction with our Private Placement, reverse merger and acquisition of assets from ING, and other services typically provided by an auditor in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax Fees

EKSH did not bill us for any tax fees for the fiscal years ended December 31, 2012 and 2011.

All Other Fees

EKSH billed us for permitted, pre-approved information technology support fees of $50,000 and $31,000 for the fiscal years ended December 31, 2012 and 2011, respectively.

Audit Committee’s Pre-Approval Practice.

Prior to the formation of the Audit Committee on September 27, 2012, the Company’s Board of Directors performed the functions of its audit committee.  Section 10A(i) of the 1934 Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors prior to the formation of the Audit Committee and the Audit Committee subsequent to its formation or unless the services meet certain de minimis standards.

The Board of Directors adopted resolutions that provided that the Board must:

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

The Audit Committee assumed that authority and responsibility after its formation on September 27, 2012.

The Board of Directors prior to the formation of the Audit Committee and the Audit Committee subsequent to its formation, considers at each of its meetings whether to approve any audit services or non-audit services.  In some cases, management may present the request; in other cases, the auditors may present the request.  The Board of Directors approved EKSH performing our audit for the 2012 fiscal year.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report or are incorporated by reference:

(1)
Financial Statements:

1.        Report of Independent Registered Public Accounting Firm

2.        Consolidated Balance Sheets—December 31, 2012 and 2011

3.        Consolidated Statements of Operations—Years Ended December 31, 2012 and 2011

4.        Consolidated Statements of Shareholders' Equity—Years Ended December 31, 2012 and 2011

5.        Consolidated Statements of Cash Flows—Years Ended December 31, 2012 and 2011

6.        Notes to Consolidated Financial Statements—Years Ended December 31, 2012 and 2011

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

10.6	Form of Common Stock Purchase Agreement dated June 29, 2011, incorporated by reference to exhibit 10.1 to Form 8-K for Carbon Natural Gas Company filed on July 6, 2011.
10.7	Form of Preferred Stock Purchase Agreement dated June 29, 2011, incorporated by reference to exhibit 10.2 to Form 8-K for Carbon Natural Gas Company filed on July 6, 2011.
10.8	Form of Registration Rights Agreement dated June 29, 2011, incorporated by reference to exhibit 10.3 to Form 8-K for Carbon Natural Gas Company filed on July 6, 2011.
10.9	Employment Agreement between Nytis LLC and Mark D. Pierce, incorporated by reference to exhibit 10.9 to Form S-1/A for Carbon Natural Gas Company filed on September 16, 2011.
10.10	Carbon Natural Gas Company 2011 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K for Carbon Natural Gas Company filed on December 13, 2011.
10.11	Carbon Natural Gas Company 2011 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 8-K for Carbon Natural Gas Company filed on December 13, 2011.
14	Code of Ethics, incorporated by reference to Exhibit 14 to Form 10-K filed on June 29, 2004.
16.1	Letter from Braver P.C., incorporated by reference from exhibit 16.1 to Form 8-K for St. Lawrence Seaway Corporation filed on March 14, 2011.
21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form S-1 for Carbon Natural Gas Company filed on August 12, 2011.
23.1*	Consent of EKS&H LLLP regarding the Form S-8 Financials.
23.2*	Consent of Cawley, Gillespie & Associates, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32.1†	Section 1350 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002.
32.2†	Section 1350 Certification Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002.
99.1*	Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*  Filed herewith.
† Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the limitations of that section.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2013	CARBON NATURAL GAS COMPANY (Registrant)
	By:	/s/ Patrick R. McDonald
Patrick R. McDonald Chief Executive Officer
	By:	/s/ Kevin D. Struzeski
Kevin D. Struzeski Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Patrick R. McDonald Patrick R. McDonald	Director and Chief Executive Officer (Principal Executive Officer)	March 29, 2013
/s/ James H. Brandi James H. Brandi	Chairman and Director	March 29, 2013
/s/ Peter A. Leidel Peter A. Leidel	Director	March 29, 2013
/s/ Bryan H. Lawrence Bryan H. Lawrence	Director	March 29, 2013
/s/ Edwin H. Morgens Edwin H. Morgens	Director	March 29, 2013