Form 10-Q
period 2013-06-30
Carbon Natural Gas Co
filed 2013-08-14
CIK 86264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2013 or

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

At August 11, 2013, there were 114,470,223 issued and outstanding shares of the Company’s common stock, $0.01 par value.

Carbon Natural Gas Company

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	30

PART I. FINANCIAL INFORMATION
ITEM 1.            Financial Statements

CARBON NATURAL GAS COMPANY
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
(in thousands)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$542	$328
Accounts receivable:
Revenue	2,712	2,665
Joint interest billings and other	1,958	344
Firm transportation contract obligations (note 12)	462	836
Due from related parties (note 13)	-	446
Prepaid expense, deposits and other current assets	163	114
Derivative assets	85	-
Total current assets	5,922	4,733

Property and equipment, at cost (note 4)
Oil and gas properties, full cost method of accounting:
Proved, net	34,303	32,186
Unevaluated	1,743	1,126
Other property and equipment, net	289	242
	36,335	33,554

Investments in affiliates (note 5)	1,013	1,217
Other long-term assets	750	874

Total assets	$44,020	$40,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$6,989	$5,404
Firm transportation contract obligations (note 12)	1,217	2,200
Derivative liabilities	-	87
Total current liabilities	8,206	7,691

Non-current liabilities:
Asset retirement obligation (note 2)	2,540	2,321
Firm transportation contract obligations (note 12)	1,617	1,896
Notes payable (note 6)	12,588	11,088
Total non-current liabilities	16,745	15,305

Commitments (note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 1,000,000 shares,
no shares issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, $0.01 par value; authorized 200,000,000 shares, 114,470,223
and 115,795,405 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,145	1,158
Additional paid-in capital	54,432	54,195
Non-controlling interests	3,075	3,088
Accumulated deficit	(39,583)	(41,059)
Total stockholders’ equity	19,069	17,382

Total liabilities and stockholders’ equity	$44,020	$40,378

See accompanying notes to unaudited consolidated financial statements.

CARBON NATURAL GAS COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2013	2012	2013	2012

Revenue:
Oil and gas	$4,501	$2,410	$8,020	$5,217
Commodity derivative gain	453	30	75	141
Other income	91	55	234	108
Total revenue	5,045	2,495	8,329	5,466

Expenses:
Lease operating expenses	653	493	1,252	1,094
Transportation costs	392	478	761	945
Production and property taxes	329	129	596	349
General and administrative	1,260	1,006	2,494	2,278
Depreciation, depletion and amortization	672	850	1,302	1,861
Accretion of asset retirement obligations	36	26	68	52
Impairment of oil and gas properties	-	9,909	-	15,407
Total expenses	3,342	12,891	6,473	21,986

Operating income (loss)	1,703	(10,396)	1,856	(16,520)

Other income and (expense):
Interest expense	(158)	(175)	(313)	(323)
Equity investment (loss) income	(74)	26	(79)	27
Total other income and (expense)	(232)	(149)	(392)	(296)

Income (loss) before income taxes	1,471	(10,545)	1,464	(16,816)

Provision for income taxes	-	-	-	-

Net income (loss) before non-controlling interests	1,471	(10,545)	1,464	(16,816)

Net (income) loss attributable to non-controlling interests	(41)	1,250	12	1,685

Net income (loss) attributable to controlling interest	$1,430	$(9,295)	$1,476	$(15,131)

Net income (loss) per common share:
Basic	$0.01	$(0.08)	$0.01	$(0.13)
Diluted	$0.01	$(0.08)	$0.01	$(0.13)
Weighted average common shares outstanding:
Basic	112,658	112,228	112,445	112,228
Diluted	120,500	112,228	120,275	112,228

See accompanying notes to unaudited consolidated financial statements.

CARBON NATURAL GAS COMPANY
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

			Additional	Non-		Total
	Common Stock		Paid-in	Controlling	Accumulated	Stockholders’
	Shares	Amount	Capital	Interests	Deficit	Equity

Balances, December 31, 2012	115,795	$1,158	$54,195	$3,088	$(41,059)	$17,382

Stock based compensation	-	-	316	-	-	316

Restricted stock	(1,325)	(13)	(79)	-	-	(92)

Non-controlling interests
distributions	-	-	-	(1)	-	(1)

Net income (loss)	-	-	-	(12)	1,476	1,464

Balances, June 30, 2013	114,470	$1,145	$54,432	$3,075	$(39,583)	$19,069

See accompanying notes to unaudited consolidated financial statements.

CARBON NATURAL GAS COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2013	2012

Cash flows from operating activities:
Net income (loss)	$1,464	$(16,816)
Items not involving cash:
Depreciation, depletion and amortization	1,302	1,861
Accretion of asset retirement obligations	68	52
Impairment of oil and gas properties	-	15,407
Unrealized derivative (gain) loss	(172)	177
Stock-based compensation expense	316	216
Equity investment loss (income)	79	(27)
Net change in:
Accounts receivable	(1,190)	608
Prepaid expenses, deposits and other current assets	(48)	(38)
Accounts payable, accrued liabilities and firm transportation contracts	(207)	(1,721)
Due from related parties	446	(392)
Net cash provided by (used in) operating activities	2,058	(673)

Cash flows from investing activities:
Development and acquisition of properties and equipment	(3,386)	(3,540)
Equity method distributions (investment)	125	(87)
Other long-term assets	10	126
Net cash used in investing activities	(3,251)	(3,501)

Cash flows from financing activities:
Purchase of common stock	(92)	-
Proceeds from notes payable	1,500	5,030
Distributions to non-controlling interests	(1)	(35)
Other	-	(10)
Net cash provided by financing activities	1,407	4,985

Net increase in cash and cash equivalents	214	811

Cash and cash equivalents, beginning of period	328	473

Cash and cash equivalents, end of period	$542	$1,284

See accompanying notes to unaudited consolidated financial statements.

Note 1 – Organization

Carbon Natural Gas Company (“Carbon” or the “Company”) is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas in the United States.  The Company’s business is comprised of the assets and properties of Nytis Exploration (USA) Inc. (“Nytis USA”) and its subsidiary Nytis Exploration Company LLC (“Nytis LLC”) which conduct the Company’s operations in the Appalachian and Illinois Basins.  Collectively, Carbon, Nytis USA and Nytis LLC are referred to as the Company.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of June 30, 2013, the Company’s results of operations for the three and six months ended June 30, 2013 and 2012 and the Company’s cash flows for the six months ended June 30, 2013 and 2012.   Operating results for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas and oil, natural production declines, the uncertainty of exploration and development drilling results and other factors.  For a more complete understanding of the Company’s operations, financial position and accounting policies, the unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012 filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

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

Principles of Consolidation

The consolidated financial statements include the accounts of Carbon, Nytis USA and its consolidated subsidiaries.  The Company owns 100% of Nytis USA.  Nytis USA owns approximately 99% of Nytis LLC.  Nytis LLC also holds an interest in various oil and gas partnerships.

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

As of June 30, 2013, based on oil prices of $91.60 per barrel and gas prices of $3.42 per Mcf, the Company’s full cost pool did not exceed the ceiling limitations.  For the three and six months ended June 30, 2012, the Company recorded a non-cash impairment expense of approximately $9.9 million and $15.4 million, respectively.

Investments in Affiliates

Investments in non-consolidated affiliates are accounted for under either the equity or cost method of accounting as appropriate.  The cost method of accounting is used for investments in affiliates in which the Company has less than a 20% of the voting interests of a corporate affiliate or less than a 5% interest of a partnership or limited liability company and does not have significant influence.  Investments in non-consolidated affiliates, accounted for using the cost method of accounting, are recorded at cost and an impairment assessment of each investment is made annually to determine if a decline in the fair value of the investment, other than temporary, has occurred.  A permanent impairment is recognized if a decline in the fair value occurs.  If the Company holds between 20% and 50% of the voting interest in non-consolidated corporate affiliates or greater than 5% of a partnership or limited liability company and exercises significant influence or control, the equity method of accounting is used to account for the investment.  The Company’s investment in an affiliate that is accounted for using the equity method of accounting, would increase or decrease by the Company’s share of the affiliate’s profits or losses and such profits or losses would be recognized in the Company’s statements of operations.  The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has occurred.  The amount of the impairment is based on quoted markets prices, where available, or other valuation techniques.

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

The following table is a reconciliation of the ARO for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(in thousands)	2013	2012
Balance at beginning of period	$2,321	$2,149
Accretion expense	68	52
Additions during period	151	10

Balance at end of period	$2,540	$2,211

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

For each of the three and six months ended June 30, 2013, the diluted income per common share calculation excludes the dilutive effect of approximately 2.7 million common stock equivalents that were out-of-the-money.  For each of the three and six months ended June 30, 2012, the diluted loss per common share calculation excludes the dilutive effect of approximately 4.9 common stock equivalents due to the loss.

Note 3– Acquisitions and Dispositions

Liberty Participation Agreement

On September 17, 2012, Nytis LLC entered into a Participation Agreement (the “Participation Agreement”) with Liberty Energy LLC (“Liberty”), a Massachusetts limited liability company that allows Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Note 3– Acquisitions and Dispositions (continued)

Pursuant to the Participation Agreement, Liberty paid Nytis LLC an initial payment of approximately $3.7 million in 2012.  Upon receiving this initial payment, Nytis LLC assigned to Liberty a forty (40%) working interest in the covered leases.  In addition to the initial payment, Liberty will carry a greater percentage of the costs associated with the first 20 wells drilled under the Participation Agreement subject to a maximum cap for any individual well, in addition to a maximum cap for the first 20 wells in the aggregate.  Liberty committed to participate in the first 20 wells, of which 19 wells have been drilled as of June 30, 2013, on the basis described above. Following the drilling of the initial 20 wells, the parties will pay their respective costs on an unpromoted basis.

As the transaction did not significantly alter the relationship between capitalized costs and proved reserves, the Company did not recognize a gain or loss.  The proceeds from the Participation Agreement were recorded as a reduction of the Company’s investment in its oil and gas properties.

Acquisitions

In May 2013, in two separate transactions, the Company acquired proved producing oil and gas properties and additional interests in partnerships with proved producing properties located in Kentucky and West Virginia for a total purchase price of approximately $517,000.

The purchase of these assets qualified as a business combination and, as such, the Company estimated the fair value of the assets acquired and liabilities assumed as of the acquisition date (the date on which the Company obtained control of the properties.)  The purchases of these assets were recorded as an investment in the Company’s oil and gas properties.  There is no significant difference between the fair value of the assets and the purchase price.

Note 4 – Property and Equipment

Net property and equipment as of June 30, 2013 and December 31, 2012 consists of the following:

(in thousands)	June 30, 2013	December 31, 2012

Oil and gas properties
Proved oil and gas properties	$94,493	$91,132
Unproved properties not subject to depletion	1,743	1,126
Accumulated depreciation, depletion, amortization and impairment	(60,190)	(58,946)
Net oil and gas properties	36,046	33,312

Furniture and fixtures, computer hardware and software, and other equipment	887	782
Accumulated depreciation and amortization	(598)	(540)
Net other property and equipment	289	242

Total net property and equipment	$36,335	$33,554

As of June 30, 2013 and December 31, 2012, the Company had approximately $1.7 million and $1.1 million, respectively, of unproved oil and gas properties not subject to depletion.  The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties.  The excluded properties are assessed for impairment at least annually.  Subject to industry conditions, evaluation of most of these properties and the inclusion of their costs in amortized capital costs is expected to be completed within five years.

The Company capitalized overhead applicable to acquisition, development and exploration activities of approximately $234,000 and $275,000 for the six months ended June 30, 2013 and 2012, respectively.

Note 4 – Property and Equipment (continued)

Depletion expense related to oil and gas properties for the three and six months ended June 30, 2013 was approximately $642,000, or $0.88 per equivalent Mcfe, and approximately $1.2 million, or $0.90 per equivalent Mcfe, respectively. For the three and six months ended June 30, 2012, depletion expense was approximately $826,000, or $1.28 per equivalent Mcfe, and approximately $1.8 million, or $1.36 per equivalent Mcfe, respectively.

An oil and natural gas property ceiling test impairment of approximately $9.9 million and $15.4 million was recognized for the three and six months ended June 30, 2012, respectively.  Depreciation and amortization expense related to furniture and fixtures, computer hardware and software and other equipment for the six months ended June 30, 2013 and 2012 was approximately $59,000 and $48,000, respectively.

Note 5– Equity Method Investment

The Company has a 50% interest in Crawford County Gas Gathering Company, LLC (“CCGGC”) which owns and operates pipelines and related gathering and treating facilities.  The Company’s gas production located in Illinois is gathered and transported on CCGGC’s gathering facilities.  The Company’s investment in CCGGC is accounted for under the equity method of accounting, and its share of the income or loss is recognized.  During the six month period ended June 30, 2013 and 2012, the Company recorded equity method loss of approximately $79,000 and income of approximately $27,000, respectively, related to this investment.

Note 6 – Bank Credit Facility

Nytis LLC’s credit facility with Bank of Oklahoma which matures in May 2017 has a borrowing base of $20.0 million and a maximum line of credit available under hedging arrangements of $9.5 million.  Carbon and Nytis USA are guarantors of Nytis LLC’s obligations under its credit facility.

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

At June 30, 2013, there were approximately $12.6 million in outstanding borrowings and approximately $7.4 million of additional borrowing capacity available under the credit facility.  The Company’s effective borrowing rate at June 30, 2013 was 4.77%.  The credit facility is collateralized by substantially all of the Company’s oil and gas assets.  The credit facility includes terms that place limitations on certain types of activities and the payment of dividends, and requires satisfaction of a current ratio (the ratio of current assets (including borrowing base capacity) to current liabilities as defined) of 1.0 to 1.0 and a maximum funded debt ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges) for the most recently completed fiscal quarter times four) of 4.25 to 1.0 as of the end of any fiscal quarter.

On June 28, 2013, the Company and Bank of Oklahoma amended the credit agreement whereby the Company’s loans under the credit agreement will no longer be subject to a minimum interest rate floor of 4.5% per annum for LIBOR tranches commencing after July 25, 2013 and loan amounts subject to the Alternate Base Rate after July 31, 2013.

Note 6 – Bank Credit Facility (continued)

The Company is in compliance with all covenants associated with the credit agreement as of June 30, 2013.

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

At June 30, 2013, the Company has established a full valuation allowance against the balance of net deferred tax assets.

Note 8 – Stockholders’ Equity

Authorized and Issued Capital Stock

As of June 30, 2013, the Company had 200,000,000 shares of common stock, par value of $0.01 per share, authorized, 114,470,223 shares of common stock issued and outstanding, respectively,  and 1.0 million shares of preferred stock, par value of $0.01 per share, of which none were issued and outstanding.  During the first six months of 2013, changes in the Company’s issued and outstanding common stock reflect a reduction of restricted stock whose terms were amended such that they were no longer considered issued and outstanding, partially offset by a net increase for restricted stock that vested and was issued during the period.

Equity Plans Prior to Merger

In 2011, pursuant to an Agreement and Plan of Merger by and among St. Lawrence Seaway Corporation (“SLSC”), St. Lawrence Merger Sub, Inc. (“Merger Co”) and Nytis USA, Merger Co. merged with and into Nytis USA with Nytis USA remaining as the surviving subsidiary of SLSC.

Pursuant to the merger, all options, warrants and restricted stock were adjusted to reflect the conversion ratio used in the merger.  As of June 30, 2013, the Company has 163,076 options outstanding and exercisable, 2,696,133 warrants (including 250,000 warrants granted by SLSC prior to the merger) outstanding and exercisable and 1,956,912 shares of common stock outstanding that are subject to restricted stock agreements.

Nytis USA Restricted Stock Plan

As of June 30, 2013, there were 1,956,912 shares of restricted stock issued under the Nytis USA Restricted Stock Plan (“Nytis USA Plan”).  The Company accounted for these grants at their intrinsic value.  Historically, the Company estimated that none of these shares would vest and accordingly, no compensation cost had been recorded through March 31, 2013.

On June 25, 2013, the vesting terms of these restricted stock grants were modified so that 25% of the shares would vest on January 1, 2014 through 2017.  As such, the Company will recognize compensation expense for these restricted stock grants based on the fair value of the shares on the date the vesting terms were modified.  As of June 30, 2013, there was approximately $1.2 million of unrecognized compensation costs related to these restricted stock grants which the Company expects will be recognized ratably over the next 3.5 years.  The expense that would have been recognized for the quarter ended June 30, 2013 was immaterial.

Carbon Stock Incentive Plan

In 2011, the stockholders of Carbon approved the adoption of Carbon’s 2011 Stock Incentive Plan (“Carbon Plan”), under which 12,600,000 shares of common stock were authorized for issuance to Carbon officers, directors, employees of consultants eligible to receive awards under the Carbon Plan.

Note 8 – Stockholders’ Equity (continued)

The plan provides for granting Director Stock Awards to Non-Employee Directors and for granting Incentive Stock Options, Non-qualified Stock Options, Restricted Stock Awards, Performance Awards and Phantom Stock Awards, or a combination of the foregoing as is best suited to the circumstances of the particular employee, officer, director or consultant.

Restricted Stock

During the six months ended June 30, 2013, 1,600,000 shares of restricted stock were granted under the terms of the Carbon Plan in addition to 1,610,000 shares granted during the year ended December 31, 2012.  For employees, these restricted stock awards vest ratably over a three-year service period and for non-employee directors the awards vest upon the earlier of a change in control of the Company or the date their membership on the Board of Directors is terminated other than for cause.  The Company recognizes compensation expense for these restricted stock grants based on the grant date fair value of  the shares, amortized ratably over three years for employee awards (based on the required service period for vesting) and seven years for non-employee director awards (based on a market survey of the average tenure of directors among U.S. public companies).  As of June 30, 2013, approximately 430,000 of these restricted stock grants have vested.

Compensation costs recognized for these restricted stock grants were approximately $150,000 and $112,000 for the three months ended June 30, 2013 and 2012, respectively and approximately $225,000 and $216,000 for the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013, there was approximately $1.5 million of unrecognized compensation costs related to these restricted stock grants.  This cost is expected to be recognized over the next 6.8 years.  In addition, during the quarter ending June 30, 2013, the Company modified certain rights related to these shares that eliminated voting and dividend rights until the shares vest resulting in unvested shares no longer considered issued and outstanding.

Restricted Performance Units

During the six months ended June 30, 2013, 1,920,000 shares of restricted performance units were granted under the terms of the Carbon Plan in addition to 1,290,000 performance units granted during the year ended December 31, 2012.  The performance units represent a contractual right to receive one share of the Company’s common stock subject to the terms and conditions of the agreements including the achievement of the price of the Company’s stock relative to a defined peer group and the lapse of forfeiture restrictions pursuant to the terms and conditions of the agreements, including for certain of the grants, the requirement of continuous employment by the grantee prior to a change in control of the Company.  Based on the relative achievement of performance, 3,086,160 of the restricted performance units are outstanding as of June 30, 2013.

The Company accounts for the performance units granted during 2012 at their fair value, revaluated at each reporting period to determine if the performance criteria would be met.  The final measurement of compensation cost will be based on the performance units that ultimately vest and the market prices on that date.  At June 30, 2013, the Company estimated that none of the performance units granted in 2012 would vest due to change in control provisions and accordingly, no compensation cost has been recorded.  As of June 30, 2013, if change in control provisions pursuant to the terms and conditions of the agreements are met, the estimated unrecognized compensation cost related to the performance units granted in 2012 would be approximately $700,000.

The performance units granted in 2013 contain specific vesting provisions and no change in control provision.  Due to different vesting requirements compared to the performance units granted in 2012, the Company recognizes compensation expense for the performance units granted in 2013 based on the grant date fair value of the performance units, amortized ratably over three years (the performance period).  The fair value of the performance units granted in 2013 was estimated using the following key assumptions: no expected dividends, volatility of our stock and those of defined peer companies used to determine our performance relative to the defined peer group, a risk free interest rate and an expected life of three years.  For the three and six months ended June 30, 2013, approximately $91,000 of compensation cost was recognized related to the performance units granted in 2013.  As of June 30, 2013, there was approximately $999,000 of unrecognized compensation costs related to performance units granted in 2013.  These costs are expected to be recognized over the next 2.8 years.

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2013 and December 31, 2012 consist of the following:

(in thousands)	June 30, 2013	December 31, 2012

Accounts payable	$3,112	$790
Oil and gas revenue payable to oil and gas property owners	1,768	1,886
Production taxes payable	149	123
Drilling advances received from joint venture partner	-	537
Accrued drilling costs	289	75
Accrued lease operating costs	34	61
Accrued ad valorem taxes	844	596
Accrued general and administrative expenses	566	1,083
Other accrued liabilities	227	253

Total accounts payable and accrued liabilities	$6,989	$5,404

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

Note 10 – Fair Value Measurements (continued)

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 by level within the fair value hierarchy:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2013
Assets:
Commodity derivatives	$-	$85	$-	$85

December 31, 2012
Liabilities:
Commodity derivatives	$-	$87	$-	$87

As of June 30, 2013, the Company’s commodity derivative financial instruments are comprised of seven natural gas swap agreements and five oil swap agreements.  As of December 31, 2012, the Company’s commodity derivative financial instruments were comprised of two natural gas swap agreements and two oil swap agreements.  The fair values of the swap agreements are determined under the income valuation technique using a discounted cash flow model.  The valuation model requires a variety of inputs, including contractual terms, published forward prices, volatilities for options, and discount rates, as appropriate.  The Company’s estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, the Company’s credit worthiness and the time value of money.  The consideration of these factors result in an estimated exit-price for each derivative asset or liability under a market place participant’s view.  All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy. The counterparty in all of the Company’s commodity derivative financial instruments is the lender in the Company’s bank credit facility.

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

At June 30, 2013, the Company has fixed price contracts requiring physical deliveries for approximately 1,500 Mcf/day at an average price of $3.27 per Mcf from July 2013 through October 2013; approximately 900 Mcf/day at an average sales price of $3.50 per Mcf from November 2013 through December 2013; and approximately 250 Mcf/day at an average sales price of $4.13 from January 2014 through March 2014.

At June 30, 2013, other than the above mentioned contracts, the Company’s other gas sales contracts approximate index prices.

Note 11 – Physical Delivery Contracts and Gas Derivatives (continued)

The Company’s swap agreements as of June 30, 2013 are summarized in the table below:

Agreement	Remaining		Fixed Price	Floating Price
Type	Term	Quantity	Counterparty Payer	Nytis USA Payer
Swap	7/13 - 12/13	10,000 MMBtu/month	$3.715/ MMBtu	(a)
Swap	7/13 - 3/14	10,000 MMBtu/month	$3.840/ MMBtu	(a)
Swap	7/13 - 2/15	20,000 MMBtu/month	$3.830/ MMBtu	(a)
Swap	7/13 - 3/14	10,000 MMBtu/month	$4.030/ MMBtu	(a)
Swap	11/13 - 10/14	10,000 MMBtu/month	$4.125/ MMBtu	(a)
Swap	1/14 - 12/14	10,000 MMBtu/month	$4.105/ MMBtu	(a)
Swap	1/14 – 12/14	10,000 MMBtu/month	$4.32/ MMBtu	(a)
Swap	7/13 - 12/13	500 Bbl/month	$87.70/ Bbl	(b)
Swap	7/13 - 12/13	1,000 Bbl/month	$91.30/ Bbl	(b)
Swap	7/13 - 12/13	500 Bbl/month	$93.20/ Bbl	(b)
Swap	1/14 - 12/14	500 Bbl/month	$91.50/ Bbl	(b)
Swap	7/13 – 6/14	1,000 Bbl/month	$93.43/ Bbl	(b)

(a)	NYMEX Henry Hub Natural Gas futures contract for the respective delivery month.
(b)	NYMEX Light Sweet Crude West Texas Intermediate futures contract for the respective delivery month.

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

The following table summarizes the fair value of the derivatives recorded in the consolidated balance sheets.  These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	June 30, 2013	December 31, 2012
Natural gas derivative contracts: Current assets	$85	-
Current liabilities	$-	$87

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three and six months ended June 30, 2013 and 2012.  These realized and unrealized gains and losses are recorded and included in commodity derivative gain in the accompanying consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Commodity derivative contracts: Realized (losses) gains	$(51)	$184	$(97)	$318
Unrealized gains (losses)	504	(154)	172	(177)

Total realized and unrealized gains, net	$453	$30	$75	$141

Realized gains and/or losses are included in cash flows from operating activities in the Company’s consolidated statements of cash flows.

Note 11 – Physical Delivery Contracts and Gas Derivatives (continued)

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

Note 12 – Commitments

The Company has long-term firm transportation contracts.  Firm transportation volumes and the related demand charges for the remaining term of the contracts at June 30, 2013 are (i) for the remainder of 2013; approximately 8,000 dekatherms per day capacity with demand charges ranging between $0.22 and $1.40 per dekatherm, (ii) for 2014 through May 2015; 4,590 dekatherms per day with demand charges ranging between $0.22 and $0.65, (iii) for June 2015 through 2017; 3,300 dekatherms per day with demand charges of $0.65 per dekatherm and for 2018 through April 2036; 1,000 dekatherms per day with demand charges of $0.22 per dekatherm.  A liability of approximately $2.8 million related to firm transportation contracts assumed in a 2011 asset acquisition, which represents the remaining commitment, is reflected on the Company’s consolidated balance sheets as of June 30, 2013.

Note 13 – Related Party Transactions

Pursuant to a service agreement entered into in 2011 between the Company and a related entity, the Company managed, directed and supervised the operations and business of the related entity for a monthly fee of $15,000.  Effective June 30, 2012, the agreement was terminated.

Note 14 – Supplemental Cash Flow Disclosure

Supplemental cash flow disclosures for the six months ended June 30, 2013 and 2012 are presented below:

	Six Months Ended June 30,
	2013	2012
(in thousands)

Cash paid during the period for:
Interest payments	$277	$384

Non-cash transactions:
Increase in net asset retirement obligations	$151	$10
Increase (decrease) in accounts payable and accrued liabilities
included in oil and gas properties	$529	$(993)

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

Carbon is an independent natural gas and oil company engaged in the acquisition, exploration, development and production of natural gas and oil properties located in the Appalachian and Illinois Basins of the United States.    The Company focuses on the development of its inventory of mineral rights including conventional and unconventional oil and gas reserves.  Our corporate offices are located in Denver, Colorado and Lexington, Kentucky.

At December 31, 2012, 86% of our estimated proved reserves were natural gas and, as a result, our financial results will be more sensitive to fluctuations in natural gas prices.  However as demonstrated by our current capital investment program, the Company is focused on developing its oil reserves while continuing to pursue acquisitions that complement our existing core asset positions.  As a result of focusing on developing our oil reserves through drilling, approximately 45% of the Company’s oil and gas revenues were derived from oil sales for the six months ended June 30, 2013.  We believe that our drilling inventory, combined with our low operating expense and cost structure, provides us with meaningful growth opportunities.  Our growth plan is centered on the following activities:

•	Development of oil production projects;

•	Pursuing the development of projects that we believe will generate attractive rates of return;

•	Maintaining a portfolio of low risk, long-lived natural gas and oil properties that provide stable cash flows; and

•	Continuing to seek property and land acquisitions that complement our core areas.

Our revenue, profitability and future growth rate depend on many factors which are beyond our control, such as economic, political and regulatory developments and competition from other sources of energy.  Oil and gas prices historically have been volatile and may fluctuate widely in the future.  The following table highlights the quarterly average of NYMEX price trends for oil and natural gas prices for the last ten calendar quarters:

	2011				2012				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2

Oil (Bbl)	$94.25	$102.55	$89.81	$94.02	$102.94	$93.51	$92.19	$88.20	$94.34	$94.23
Natural Gas (MMBtu)	$4.10	$4.32	$4.20	$3.54	$2.72	$2.22	$2.81	$3.41	$3.34	$4.10

Lower oil and natural gas prices may not only result in decreased revenues, but may also reduce the amount of oil and natural gas that the Company can produce economically and thus potentially lower our oil and natural gas reserves.  A substantial or extended decline in oil or natural gas prices may result in future impairments of our proved reserves and may materially and adversely affect our future business, financial condition, cash flows, results of operations or liquidity.  Lower oil and natural gas prices may also reduce the amount of borrowing base under our bank credit facility, which is determined at the discretion of our lender.

Recent Developments

Liberty Participation Agreement

On September 17, 2012, Nytis LLC entered into a Participation Agreement (the “Participation Agreement”) with Liberty Energy LLC (“Liberty”), a Massachusetts limited liability company that will permit Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the Participation Agreement, Liberty paid to Nytis LLC an initial payment of approximately $3.7 million in 2012.  Upon receiving this initial payment, Nytis LLC assigned to Liberty a forty percent (40%) working interest in the covered leases.  In addition to the initial payment, Liberty will carry a greater percentage of the costs associated with the first 20 wells drilled under the Participation Agreement subject to a maximum cap for any individual well, in addition to a maximum cap for the first 20 wells in the aggregate.  Liberty committed to participate in the first 20 wells on the basis described above.  Following the drilling of the initial 20 wells, the parties will pay their respective costs on an unpromoted basis.

As of June 30, 2013, Liberty has participated with the Company in the drilling and completion of 19 oil wells which are either producing or will commence production in the third quarter of 2013.

Acquisitions

In May 2013, in two separate transactions, the Company acquired proved producing oil and gas properties and additional interests in partnerships with proved producing oil and gas properties located in Kentucky and West Virginia for a total purchase price of approximately $517,000.

The purchase of these assets qualified as a business combination and, as such, the Company estimated the fair value of the assets acquired and liabilities assumed as of the acquisition date (the date on which the Company obtained control of the properties.)  The purchases of these assets were recorded as an investment in the Company’s oil and gas properties.  There is no significant difference between the fair value of the assets and the purchase price.

Bank Credit Facility

In June 2013, the Company and Bank of Oklahoma amended the credit agreement by extending the maturity date from May 2014 to May 2017.  Also, the Company’s loans under the credit agreement will no longer be subject to a minimum interest rate floor of 4.5% per annum for LIBOR tranches commencing after July 25, 2013 and loan amounts subject to the Alternative Base Rate after July 31, 2013.  In addition, the maximum line of credit available under hedging arrangements increased from $8.0 million to $9.5 million.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following discussion and analysis relates to items that have affected our results of operations for the three months ended June 30, 2013 and 2012.  The following tables set forth, for the periods presented, selected historical statements of operations data.

	Three Months Ended
	June 30,				Percent
(in thousands except per unit data)	2013		2012		Change
Revenue:
Oil and natural gas sales		$4,501		$2,410	87%
Commodity derivative gain		453		30	1410%
Other income		91		55	65%
Total revenues		5,045		2,495	102%

Expenses:
Lease operating expenses		653		493	32%
Transportation costs		392		478	(18%)
Production and property taxes		329		129	155%
General and administrative		1,260		1,006	25%
Depreciation, depletion and amortization		672		850	(21%)
Accretion of asset retirement obligations		36		26	38%
Impairment of oil and gas properties		-		9,909	*
Total expenses		3,342		12,891	(74%)

Operating income (loss)		$1,703		$(10,396)	116%

Other income and (expense):
Interest expense		(158)		(175)	(10%)
Equity investment (loss) income		(74)		26	(385%)
Total other income and (expense)	$	(232)	$	(149)	56%

Production data:
Natural gas (Mcf)		579,887		575,491	1%
Oil and liquids (Bbl)		24,435		11,244	117%
Combined (Mcfe)		726,497		642,955	13%

Average prices before effects of hedges:
Natural gas (per Mcf)		$3.91		$2.38	64%
Oil and liquids (per Bbl)		$91.52		$92.64	(1%)
Combined (per Mcfe)		$6.20		$3.75	65%

Average prices after effects of hedges**:
Natural gas (per Mcf)		$4.59		$2.21	108%
Oil and liquids (per Bbl)		$93.74		$104.13	(10%)
Combined (per Mcfe)		$6.82		$3.80	79%

Average costs (per Mcfe):
Lease operating expenses		$0.90		$0.77	17%
Transportation costs		$0.54		$0.74	(27%)
Production and property taxes		$0.45		$0.20	125%
Depreciation, depletion and amortization		$0.93		$1.32	(30%)

*   Not meaningful or applicable
**  Includes realized and unrealized commodity derivative gains and losses.

Oil and natural gas revenues- Revenues from sales of natural gas and oil and liquids increased to approximately $4.5 million for the three months ended June 30, 2013 from approximately $2.4 million for the three months ended June 30, 2012, an increase of 87%.  This increase was primarily due to a 115% increase in oil revenues attributed to the Company’s focus on developing its oil properties.  Oil sales volumes in the second quarter of 2013 increased 117% over the second quarter of 2012; whereas oil prices for the second quarter of 2013 were 1% lower than oil prices in the second quarter of 2012.  Natural gas sales in the second quarter of 2013 increased 65% over the second quarter in 2012 due primarily to a 64% increase in natural gas prices.

Commodity derivative revenue- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed or variable swap contracts when our management believes that favorable future sales prices for our natural gas and oil production can be secured.  Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-markets gains or losses, as well as realized gains or losses on the derivative instruments, are currently recognized in our results of operations.  The unrealized gains and losses represent the changes in the fair value of these swap agreements as natural gas and oil futures prices fluctuate compared to the fixed price we will receive from these swap agreements.  For the three months ended June 30, 2013 we had hedging gains of approximately $453,000 compared to hedging gains of approximately $30,000 for the three months ended June 30, 2012.

Lease operating expenses- Lease operating expenses for the three months ended June 30, 2013 increased 32% compared to the three months ended June 30, 2012. On a per Mcfe basis, lease operating expenses increased from $0.77 per Mcfe for the three months ended June 30, 2012 to $0.90 per Mcfe for the three months ended June 30, 2013 primarily due to the proportionate increase in oil production relative to natural gas for the three months ended June 30, 2013 as compared to 2012.

Transportation costs- Transportation costs decreased from approximately $478,000 for the three months ended June 30, 2012 to approximately $392,000 for the three months ended June 30, 2013 primarily due to a reduction of firm transportation costs.  On a per Mcfe basis, these expenses decreased from $0.74 per Mcfe for the three months ended June 30, 2012 to $0.54 per Mcfe for the three months ended June 30, 2013.  Due to the close geographical proximity to delivery points, the Company incurs minimal transportation costs on its oil production, the effect of which reduces the Company’s overall average transportation costs per Mcf equivalent.

Production and property taxes- Production and property taxes increased from approximately $129,000 for the three months ended June 30, 2012 to approximately $329,000 for the three months ended June 30, 2013.  This increase is attributed primarily to increased revenue from the Company’s oil production and increased natural gas revenues due to an increase in gas prices.  On a per Mcfe basis, these expenses increased from $0.20 per Mcfe for the three months ended June 30, 2012 to $0.45 per Mcfe for the three months ended June 30, 2013.

Depreciation, depletion and amortization (DD&A)- DD&A decreased from approximately $850,000 for the three months ended June 30, 2012 to approximately $672,000 for the three months ended June 30, 2013 due to lower depletion rates.   On a per Mcfe basis, these expenses decreased from $1.32 per Mcfe for the three months ended June 30, 2012 to $0.93 per Mcfe for the three months ended June 30, 2013.  This decrease is primarily attributed to a reduction in the depletable asset base caused by oil and gas impairment expenses recognized in 2012.

Impairment of oil and gas properties- The Company did not recognize an impairment for the three months ended June 30, 2013.  For the three months ended June 30, 2012, the Company recognized a non-cash impairment expense of approximately $9.9 million principally due to a decrease in natural gas prices in 2012.

General and administrative expenses- General and administrative expenses for the three months ended June 30, 2013 increased 25% over the same period in 2012.  As shown in the table below, additional stock-based compensation, a non-cash expense, was recognized in the second quarter of 2013 as compared to the second quarter of 2012 due to restricted stock and restricted performance units granted in the second quarter of 2013.

	2013	2012	Increase
(in thousands)
Stock-based compensation	$241	$112	$129
Other general and administrative expenses	1,019	894	125
General and administrative expense, net	$1,260	$1,006	$254

Interest expense- Interest expense decreased from approximately $175,000 for the three months ended June 30, 2012 to approximately $158,000 for the three months ended June 30, 2013 primarily due to lower average debt balances during the three months ended June 30, 2013 compared to the same period in 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following discussion and analysis relates to items that have affected our results of operations for the six months ended June 30, 2013 and 2012.  The following tables set forth, for the periods presented, selected historical statements of operations data.

	Six Months Ended
	June 30,		Percent
(in thousands except per unit data)	2013	2012	Change
Revenue:
Oil and natural gas sales	$8,020	$5,217	54%
Commodity derivative gain	75	141	(47%)
Other income	234	108	117%
Total revenues	8,329	5,466	52%

Expenses:
Lease operating expenses	1,252	1,094	14%
Transportation costs	761	945	(19%)
Production and property taxes	596	349	71%
General and administrative	2,494	2,278	9%
Depreciation, depletion and amortization	1,302	1,861	(30%)
Accretion of asset retirement obligations	68	52	31%
Impairment of oil and gas properties	-	15,407	*
Total expenses	6,473	21,986	(71%)

Operating income (loss)	$1,856	$(16,520)	111%

Other income and (expense):
Interest expense	(313)	(323)	(3%)
Equity investment (loss) income	(79)	27	(393%)
Total other income and (expense)	$(392)	$(296)	32%

Production data:
Natural gas (Mcf)	1,151,123	1,204,725	(4%)
Oil and liquids (Bbl)	39,395	20,907	88%
Combined (Mcfe)	1,387,493	1,330,167	4%

Average prices before effects of hedges:
Natural gas (per Mcf)	$3.87	$2.70	43%
Oil and liquids (per Bbl)	$90.56	$94.25	(4%)
Combined (per Mcfe)	$5.78	$3.92	47%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$3.95	$2.72	45%
Oil and liquids (per Bbl)	$89.94	$99.26	(9%)
Combined (per Mcfe)	$5.83	$4.03	45%

Average costs (per Mcfe):
Lease operating expenses	$0.90	$0.82	10%
Transportation costs	$0.55	$0.71	(23%)
Production and property taxes	$0.43	$0.26	65%
Depreciation, depletion and amortization	$0.94	$1.40	(33%)

*  Not meaningful or applicable
** Includes realized and unrealized commodity derivative gains and losses.

Oil and natural gas revenues- Revenues from sales of natural gas and oil and liquids increased 54% to approximately $8.0 million for the six months ended June 30, 2013 from approximately $5.2 million for the six months ended June 30, 2012.  This increase was primarily due to an 81% increase in oil revenues attributed to the Company’s focus on developing its oil properties.  Oil sales volumes in the first six months of 2013 increased 88% over the first six months of 2012; whereas oil prices for the first six months of 2013 were 4% lower than oil prices in the first six months of 2012.  Natural gas sales in the first six months of 2013 increased 37% over the first six months in 2012 due to a 43% increase in natural gas prices which offset a 4% decrease in natural gas sales volumes.

Commodity derivative revenue- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed or variable swap contracts when our management believes that favorable future sales prices for our natural gas and oil production can be secured.  Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-markets gains or losses, as well as realized gains or losses on the derivative instruments, are currently recognized in our results of operations.  The unrealized gains and losses represent the changes in the fair value of these swap agreements as natural gas and oil futures prices fluctuate compared to the fixed price we will receive from these swap agreements.  For the six months ended June 30, 2013 we had hedging gains of approximately $75,000 compared to hedging gains of approximately $141,000 for the six months ended June 30, 2012.

Lease operating expenses- Lease operating expenses for the six months ended June 30, 2013 increased 14% in the first six months of 2013 compared to the first six months of 2012. On a per Mcfe basis, lease operating expenses increased from $0.82 per Mcfe for the six months ended June 30, 2012 to $0.90 per Mcfe for the six months ended June 30, 2013 primarily due to the proportionate increase in oil production relative to natural gas for the six months ended June 30, 2013 as compared to 2012.

Transportation costs- Transportation costs decreased from approximately $945,000 for the six months ended June 30, 2012 to approximately $761,000 for the six months ended June 30, 2013 primarily due to a reduction of firm transportation costs.  On a per Mcfe basis, these expenses decreased from $0.71 per Mcfe for the six months ended June 30, 2012 to $0.55 per Mcfe for the six months ended June 30, 2013.  Due to the close geographical proximity to delivery points, the Company incurs minimal transportation costs on its oil production, the effect of which reduces the Company’s overall average transportation costs per Mcf equivalent.

Production and property taxes- Production and property taxes increased from approximately $349,000 for the six months ended June 30, 2012 to approximately $596,000 for the six months ended June 30, 2013.  This increase is attributed primarily to increased revenue from the Company’s oil production and increased natural gas revenues due to an increase in natural gas prices.  On a per Mcfe basis, these expenses increased from $0.26 per Mcfe for the six months ended June 30, 2012 to $0.43 per Mcfe for the six months ended June 30, 2013.

Depreciation, depletion and amortization (DD&A)- DD&A decreased from approximately $1.9 million for the six months ended June 30, 2012 to approximately $1.3 million for the six months ended June 30, 2013 due to lower depletion rates.   On a per Mcfe basis, these expenses decreased from $1.40 per Mcfe for the six months ended June 30, 2012 to $0.94 per Mcfe for the six months ended June 30, 2013.  This decrease is primarily attributed to a reduction in the depletable asset base caused by oil and gas impairment expenses recognized in 2012.

Impairment of oil and gas properties- The Company did not recognize an impairment for the six months ended June 30, 2013.  For the six months ended June 30, 2012, the Company recognized a non-cash impairment expense of approximately $15.4 million principally due to a decrease in natural gas prices in 2012.

General and administrative expenses- General and administrative expenses for the six months ended June 30, 2013 increased $216,000 or 9%, from the six months ended June 30, 2013.  As shown in the table below, additional stock-based compensation, a non-cash expense, was recognized in the first half of 2013 as compared to the first half of 2012 due to restricted stock and restricted performance units granted in the second quarter of 2013.

	2013	2012	Increase
(in thousands)
Stock-based compensation	$316	$216	$100
Other general and administrative expenses	2,178	2,062	116
General and administrative expense, net	$2,494	$2,278	$216

Interest expense- Interest expense decreased from approximately $323,000 for the six months ended June 30, 2012 to approximately $313,000 for the six months ended June 30, 2013.

Liquidity and Capital Resources

Our exploration, development, and acquisition activities require us to make operating and capital expenditures. Historically, we have used cash flow from operations and our bank credit facility as our primary sources of liquidity, and, as market conditions have permitted, we have engaged in asset monetization transactions.

Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations.  For the six months ended June 30, 2013 and 2012, natural gas made up approximately 83% and 91%, respectively, of our hydrocarbon production and approximately 55% and 62%, respectively, of our oil and gas revenues.  Oil and liquids made up approximately 17% and 9%, respectively, of our hydrocarbon production and approximately 45% and 38%, respectively, of our oil and gas revenues.

We employ a commodity hedging strategy in an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of June 30, 2013, we have outstanding natural gas hedges of 320,000 MMBtu for the remainder of 2013 at an average price of $3.87 per MMBtu, 640,000 MMBtu for 2014 at an average price of $4.03 per MMBtu and 40,000 MMBtu for 2015 at an average price of $3.83 per MMBtu in addition to oil hedges of 18,000 barrels for the remainder of 2013 at an average price of $91.73 per barrel and 12,000 barrels for 2014 at an average price of $92.47 per barrel.  This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2013 through 2015.  However, future hedging activities may result in reduced income or even financial losses to us. See “Risk Factors—Future use of hedging arrangements could result in financial losses or reduce income,” in our Annual Report on Form 10-K for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. As of June 30, 2013, our derivative counterparty was party to our credit facility, or its affiliates.

The other primary source of liquidity is our credit facility (described below), which had an aggregate borrowing base of $20.0 million of which approximately $7.4 million was available as of June 30, 2013.  This facility is used to fund operations, capital programs and acquisitions and refinance debt, as needed and if available. The credit facility is secured by a portion of our assets and matures in May 2017. See—“Bank Credit Facility” below for further details. We had approximately $12.6 million drawn on our credit facility as of June 30, 2013.

In addition, pursuant to the terms of the Participation Agreement between Liberty and the Company, Liberty will carry a greater percentage of the costs associated with the first 20 wells drilled under the Participation Agreement subject to a maximum cap for any individual well, in addition to a maximum cap for the first 20 wells in the aggregate.  Liberty has committed to participate in the first 20 wells, of which 19 wells have been drilled as of June 30, 2013, on the basis described above.  Following the drilling of the initial 20 wells, the parties will pay their respective costs on an unpromoted basis.

Our ability to access the debt and equity capital markets on economical terms is affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

We believe that our current cash and cash equivalents, cash flows provided by operating activities, and $7.4 million of funds available under our credit facility at June 30, 2013 will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures (other than the potential acquisition of additional natural gas and oil properties), and our contractual obligations. However, if our revenue and cash flow decrease in the future as a result of deterioration in domestic and global economic conditions or a significant decline in commodity prices, we may elect to reduce our planned capital expenditures. We believe that this financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate. See “Risk Factors,” in our Annual Report filed on Form 10-K with the SEC for a discussion of the risks and uncertainties that affect our business and financial and operating results.

Bank Credit Facility

Nytis LLC has a bank credit facility which consists of a $50.0 million credit facility (the “Credit Facility”) with Bank of Oklahoma. The Credit Facility will mature in May 2017 and is guaranteed by Nytis USA and Carbon. Our availability under the Credit Facility is governed by a borrowing base (the “Borrowing Base”), which at June 30, 2013 was $20.0 million. The determination of the Borrowing Base is made by the lender in its sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and natural gas properties in accordance with the lender’s customary practices for oil and natural gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. The next redetermination of the Borrowing Base is expected to occur in November 2013. In addition to the semi-annual redeterminations, Nytis LLC and the lender each have discretion at any time, but not more often than once during a calendar year, to have the Borrowing Base redetermined.

A lowering of the Borrowing Base could require us to repay indebtedness in excess of the Borrowing Base in order to cover the deficiency.

The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base.  Interest rates are based on either an Alternate Base Rate or LIBOR.  The portion of the loan based on an “Alternate Base Rate” is determined by the rate per annum equal to 1.5% plus the greatest of the following: (a) the Federal Funds Rate for such day plus one-half of one percentage point, (b) the Prime Rate for such day or (c) LIBOR for a one-month LIBOR Interest Period plus one percentage point.  The portion based on LIBOR is determined by the rate per annum equal to LIBOR plus between 2.5% and 3.25% for each LIBOR tranche. For all debt outstanding, regardless if the loan is based on the Alternative Base Rate or LIBOR, there is a minimum floor of 4.5% per annum.

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

Of the $50.0 million total nominal amount under the Credit Facility, Bank of Oklahoma held 100% of the total commitments.  As of June 30, 2013 there was approximately $12.6 million in borrowings under the Credit Facility.  The Company’s effective borrowing rate at June 30, 2013 was 4.77%.

In addition, the Credit Facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements and agreements designated to protect the Company against changes in interest and currency exchange rates.

In June 2013, the Company and Bank of Oklahoma amended the credit agreement by extending the maturity date from May 2014 to May 2017.  Also, the Company’s loans under the credit agreement will no longer be subject to a minimum interest rate floor of 4.5% per annum for LIBOR tranches commencing after July 25, 2013 and loan amounts subject to the Alternative Base Rate after July 31, 2013.  In addition, the maximum line of credit available under hedging arrangements increased from $8.0 million to $9.5 million.

Historical Cash Flow

Net cash provided by or used in operating, investing and financing  activities for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended
	June 30,
(in thousands)	2013	2012

Net cash provided by (used in) operating activities	$2,058	$(673)
Net cash (used in) investing activities	$(3,251)	$(3,501)
Net cash provided by financing activities	$1,407	$4,985

Net cash provided by or used in operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital.  The increase in operating cash flows of approximately $2.7 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily due to increased operating income attributed to an 81% increase in oil revenues, increased natural gas prices and other positive working capital adjustments.

Cash used in investing activities decreased by approximately $250,000 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  This decrease is partially attributed to lower capital expenditures in 2013.  Cash flows provided by investing activities increased due to a cash distribution the Company received from its equity investment.  Capital expenditures are primarily funded by cash flows from operations and borrowings from the Company’s Credit Facility.  See “Capital Expenditures” below for more detail on our capital expenditures.

Financing cash flows decreased by approximately $3.6 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 principally due to a reduction in the amount of borrowings in 2013 required to fund the Company’s capital expenditures.  In the first six months of 2013, the Company generated and utilized operating cash flows to fund a significant portion of its capital expenditures which, in turn, reduced the amount funded by debt.  In the first six months of 2012, the Company principally utilized debt to fund its capital expenditures.

Capital Expenditures

Capital expenditures incurred for the six months ended June 30, 2013 and 2012 are summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2013	2012

Acquisition of oil and gas properties:
Unevaluated properties	$633	$165
Proved producing properties	533	265

Drilling and development	2,115	2,852
Pipeline and gathering	-	211
Other	105	47
Total capital expenditures paid	$3,386	$3,540

Due to the Company’s focus on developing its oil reserves and due to the down turn in gas prices since 2010, we chose to reduce our capital expenditures and drilling activity for natural gas and to re-direct our capital expenditures to drilling oil properties for the six months ended June 30, 2013 and 2012.  In addition, we managed our capital expenditures by keeping our exploration and development capital spending near our cash flows.  The Company has the ability to manage its capital expenditures as it controls and operates substantially all the wells in which it has an interest.  We were able to expand our oil drilling program in the last quarter of 2012 and the first half of 2013, by entering into a Participation Agreement with Liberty.  Pursuant to this agreement, in 2012, the Company received an initial payment of $3.7 million and the Company assigned Liberty a forty percent (40%) working interest in certain leases covered in the agreement.  In addition to the initial payment, Liberty will carry a greater percentage of the costs associated with the first 20 wells drilled under the agreement subject to a maximum cap for any individual well, in addition to a maximum cap for the first 20 wells in the aggregate.  Following the drilling of the initial 20 wells, of which 19 wells have been drilled as of June 30, 2013, the Company will pay its respective costs on an unpromoted basis.  Primary factors impacting the level of our capital expenditures include natural gas and oil prices, the volatility in these prices, the cost and availability of oil field services and general economic and market conditions.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2013, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements and (ii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as natural gas transportation commitments and (iii) gas physical delivery contracts that are not expected to be net cash settled and are considered to be normal sales contracts and not derivatives.  We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

The following table represents a reconciliation of our net earnings (loss), the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended
	June 30,
(in thousands)	2013	2012

Net income (loss)	$1,471	$(10,545)

Adjustments:
Interest expense	158	175
Depreciation, depletion and amortization	672	850
EBITDA	2,301	(9,520)

Adjusted EBITDA
EBITDA	2,301	(9,520)
Adjustments:
Accretion of asset retirement obligations	36	26
Impairment of oil and gas properties	-	9,909
Adjusted EBITDA	$2,337	$415

	Six Months Ended
	June 30,
(in thousands)	2013	2012

Net income (loss)	$1,464	$(16,816)

Adjustments:
Interest expense	313	323
Depreciation, depletion and amortization	1,302	1,861
EBITDA	3,079	(14,632)

Adjusted EBITDA
EBITDA	3,079	(14,632)
Adjustments:
Accretion of asset retirement obligations	68	52
Impairment of oil and gas properties	-	15,407
Adjusted EBITDA	$3,147	$827

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

As required by Rule 13a - 15(b) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), we have evaluated under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d-15(e) under the Exchange Act as of June 30, 2013.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow such persons to make timely decisions regarding required disclosures.

Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of June 30, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our three month period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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
10.1
Fourth Amendment of Amended and Restated Credit Agreement and Borrowing Base Redetermination by and between Nytis Exploration Company LLC and Bank of Oklahoma, National Association, dated June 28, 2013.  Filed herewith

10.2	Amendment of Guaranty from Nytis Exploration (USA) Inc. to Bank of Oklahoma, National Association, dated June 28, 2013. Filed herewith.
10.3	Amendment of Guaranty from Carbon Natural Gas Company to Bank of Oklahoma, National Association, dated June 28, 2013. Filed herewith.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e).
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith
†	Filed herewith, but not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON NATURAL GAS COMPANY
(Registrant)

Date: August 14, 2013	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
Chief Executive Officer

Date: August 14, 2013	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer