Form 10-K
period 2013-12-31
Carbon Natural Gas Co
filed 2014-03-31
CIK 86264

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
  (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $23.4 million (based on the closing price of such stock).

         There were 114,470,223 shares of the registrant's common stock, par value $0.01 per share, outstanding as of March 5, 2014.

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

Carbon Natural Gas Company is a Delaware corporation, originally formed in Indiana in 1959, which owns and operates oil and natural gas interests in the Appalachian and Illinois Basins of the United States.  It produces and sells natural gas, natural gas condensate, natural gas liquids and crude oil.  Carbon’s acreage is held and its exploration and production activities are conducted indirectly through majority-owned subsidiaries.

▪	Nytis Exploration (USA) Inc. (“Nytis USA”) was organized as a Delaware corporation in 2004. Pursuant to the Merger, Nytis USA is owned 100% by Carbon.

▪
In 2005 Nytis USA identified oil and natural gas interests (owned by Addington Exploration, LLC (“Addington”)) located primarily in Illinois, Indiana, Kentucky, Ohio, Tennessee and West Virginia.  To acquire the Addington assets, Nytis USA formed (along with a different unaffiliated person) Nytis Exploration Company LLC (“Nytis LLC”).  Nytis LLC is owned 98.1% by Nytis USA.

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

▪
Now, substantially all the oil and natural gas interests are owned by Nytis LLC, which continues to acquire and develop properties.  As of December 31, 2013, Nytis LLC owned interests in approximately 878 gross (575 net) productive oil and natural gas wells and approximately 286,000 (238,000 net) undeveloped acres in the Appalachian and Illinois Basins.

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

Carbon is a holding company which conducts substantially all its oil and natural gas operations through Nytis LLC.  Nytis LLC also holds an interest in 46 consolidated partnerships and records the non-controlling owners’ interest in net assets and income.

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

▪
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

•
Focus on oil development.  Due to the higher price of oil relative to natural gas, the Company has, since 2011, focused on the drilling of its oil prospects and the Company expects to continue to allocate capital almost exclusively to oil drilling activities as long as the current commodity price environment continues. The Company maintains an inventory of natural gas prospects which, in an appropriate natural gas price environment, may provide the opportunity for significant drilling activity, cash flow and reserve additions.

•
Increased production and reserves.  Production increased from an average of approximately 7,500 Mcfe per day for the year ended December 31, 2012 to an average of approximately 7,900 Mcfe per day for the year ended December 31, 2013.  Estimated proved reserves increased from 38.9 Bcfe at December 31, 2012 to 41.6 Bcfe at December 31, 2013 (including 3.3 Bcfe of estimated proved reserves attributable to minority interest of consolidated partnerships for each year).

▪
Proven executive management team with track record of value creation.   Our management and technical personnel have extensive experience operating in the Appalachian and Illinois Basins, and have successfully built and sold exploration and development companies in the past.

▪
Low-risk development drilling in established resource plays, and flexibility in deployment of exploration and infrastructure capital.  The Company’s acreage positions provide multiple resource play opportunities.  At December 31, 2013, the Company had a multi-year drilling inventory of potential horizontal drilling locations on existing acreage. Carbon has drilled or participated in over 140 vertical or horizontal wells from January 2005 through December 31, 2013, with a success rate of approximately 98%.  Our concentrated leasehold position has been delineated largely through drilling done by us, as well as with other industry players and is subject to change as we acquire and dispose of various parcels of land.

▪	Low cost operation. Our geographic and operating focus and the shallow nature of our drilling activities and producing wells provides for low finding and development and lease operating costs.

▪
Maintain financial flexibility and conservative financial position.  We typically use cash flow from operations and our bank credit facility with Bank of Oklahoma to fund acquisitions and development drilling.

▪
Control over operating decisions and capital program. At December 31, 2013, we had an average working interest of approximately 65% in our productive wells and operated approximately 91% of our production.  The high percentage of operated wells allows us to effectively control operating costs, and to better manage the timing of development activities, application of technological enhancements and marketing of production.

▪
Manage commodity price exposure through an active hedging program.  We maintain a hedging program designed to mitigate volatility in commodity prices and regional basis differentials. As of December 31, 2013, we have outstanding natural gas hedges of 820,000 MMbtu for 2014 at an average price of $4.04 per MMbtu and 640,000 MMBtu for 2015 at an average price of $4.00 per MMBtu in addition to oil hedges of 30,000 barrels for 2014 at an average price of $93.20.

▪
Manage midstream assets and secure firm takeaway capacity.  We own natural gas gathering and compression facilities in the Illinois and Appalachian Basins.  We believe that owning the gathering and compression infrastructure allows us to decrease dependence on third parties, and better manage the timing of our development and the received/netback pricing from the markets in which we sell our production.  In addition, to the extent that we are at risk related to pipeline capacity constraints, we have secured long-term firm takeaway capacity on major pipelines to accommodate certain of our existing and expected production.

Core Operational Areas

Our oil and gas properties are located primarily in Illinois, Indiana, Kentucky, Tennessee, and West Virginia.  The map below shows locations of the Company’s oil and natural gas properties as of December 31, 2013.

Appalachian Basin

As of December 31, 2013, Nytis LLC owns working interests in 822 gross wells (547 net) and royalty wells located in Kentucky, Ohio, Tennessee and West Virginia, and has leasehold positions in approximately 33,000 net developed acres and approximately 167,000 net undeveloped acres.  As of December 31, 2013, net sales were approximately 8,500 Mcfe per day.   Objective formations are the Berea Sandstone, Chattanooga Shale, Devonian Shale, Lower Huron Shale and other zones which produce oil and natural gas.

Illinois Basin

As of December 31, 2013, Nytis LLC owns working interests in 56 gross (28 net) coalbed methane wells in the Illinois Basin and has a leasehold position in approximately 1,500 net developed acres and approximately 70,600 net undeveloped acres.  As of December 31, 2013, net natural gas sales were approximately 500 Mcf per day.

Acquisition and Divestiture Activities

 We pursue acquisitions that meet our criteria for investment returns and are consistent with our low-risk development focus.  Acquisitions in and around our existing core areas enable us to leverage our cost control abilities, technical expertise, and existing land and infrastructure positions. Our acquisition program has focused on acquisitions of properties that have development drilling opportunities and undeveloped acreage.  The following is a summary of our significant acquisitions and divestitures during the last two years.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements and “Recent Developments” for more information on our acquisitions and dispositions.

Participation Agreements

On September 17, 2012, Nytis LLC entered into an initial participation agreement (the “Initial Participation Agreement”) with Liberty Energy LLC (“Liberty”) that allowed Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the Initial Participation Agreement, Liberty paid Nytis LLC approximately $3.7 million in 2012.  Upon receiving this payment, Nytis LLC assigned to Liberty a forty percent (40%) working interest in the covered leases.  In addition, Liberty carried a greater percentage of the costs associated with the first 20 wells drilled under the Initial Participation Agreement.  As of December 31, 2013, Liberty has fulfilled its obligation under the Initial Participation Agreement.

On February 25, 2014, Nytis LLC entered into a second participation agreement (the “Second Participation Agreement”) with Liberty that will allow Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the Second Participation Agreement, Liberty paid Nytis LLC approximately $1.7 million.  Upon receipt of this payment, Nytis LLC assigned to Liberty a forty percent (40%) working interest in the covered leases.  In addition, Liberty will carry a greater percentage of the costs associated with drilling and completing the initial wells on the covered leases.  Nytis LLC has the right to provide additional net mineral acres prior to the later of (a) December 31, 2014 or (b) the date that is nine (9) months after the date that the last well was spud in the covered area and, upon delivery of a maximum amount of additional net mineral acres, Nytis LLC will be entitled to additional payments up to a maximum of $1.1 million.  Liberty has committed to participate on the basis described above in one (1) well per 1,000 net mineral acres associated with the covered leases, up to a maximum of 20 wells.  Following the drilling of these initial wells, the parties will pay their respective costs on an unpromoted basis.

Acquisitions

In May 2013, in two separate transactions, the Company acquired proved producing oil and natural gas properties and additional interests in partnerships with proved producing properties located in Kentucky and West Virginia for a total purchase price of approximately $517,000.

The purchase of these assets qualified as a business combination and, as such, the Company estimated the fair value of the assets acquired and liabilities assumed as of the acquisition date (the date on which the Company obtained control of the properties.)  The purchases of these assets were recorded as an investment in the Company’s oil and natural gas properties.  There was no significant difference between the fair value of the assets and the purchase price.

During the year ended December 31, 2013, for nominal cash and assumption of nominal partner liabilities, the Company acquired additional partnership interests from other partners.

Reserves

The Company holds an interest in 64 partnerships, 46 of which are consolidated.  The following table summarizes our estimated quantities of proved reserves and the pre-tax PV-10 as of December 31, 2013 and 2012 after consolidating these partnerships in which the Company has a controlling interest.

Pre-tax PV-10 value, which is not a financial measure accepted under GAAP, is shown because it is a widely used industry standard.

 Estimated Consolidated Proved Reserves
Including Non-Controlling Interests of Consolidated Partnerships

	December 31,
	2013	2012

Proved developed reserves:
Natural gas (MMcf)	35,317	33,398
Oil and liquids (MBbl)	748	489
Total proved developed reserves (MMcfe)	39,805	36,332

Proved undeveloped reserves:
Natural gas (MMcf)	1,367	248
Oil and liquids (MBbl)	74	383
Total proved undeveloped reserves (MMcfe)	1,811	2,546

Total proved reserves (MMcfe)	41,616	38,878

Percent developed	95.6%	93.5%

PV-10 (thousands)	$56,442	$45,592

Average natural gas price used (per Mcf)	$3.84	$2.80
Average oil and liquids price used (per Bbl)	$94.08	$91.88

The estimated quantities of proved reserves for the non-controlling interests of the consolidated partnerships as of December 31, 2013 are approximately 3.3 Bcfe which is approximately 8.0 percent of total consolidated proved reserves.

The following table summarizes our estimated quantities of proved reserves and the pre-tax PV10, excluding the non-controlling interests of the consolidated partnerships, as of December 31, 2013 and 2012.

Estimated Proved Reserves Excluding Non-Controlling Interests of Consolidating Partnerships

	December 31,
	2013	2012

Proved developed reserves:
Natural gas (MMcf)	32,007	30,049
Oil and liquids (MBbl)	748	489
Total proved developed reserves (MMcfe)	36,495	32,983

Proved undeveloped reserves:
Natural gas (MMcf)	1,367	248
Oil and liquids (MBbl)	74	383
Total proved undeveloped reserves (MMcfe)	1,811	2,546

Total proved reserves (MMcfe)	38,306	35,529

Percent developed	95.3%	92.8%

PV-10 (thousands)	$53,326	$43,422

Average natural gas price used (per Mcf)	$3.84	$2.80
Average oil and liquids price used (per Bbl)	$94.08	$91.88

Preparation of Reserves Estimates

Our proved oil and natural gas reserves estimates as of December 31, 2013 and 2012 were based on the average fiscal-year prices for oil and natural gas (calculated as the unweighted arithmetic average of the first-day-of-the month price for each month within the 12-month period ended December 31, 2013 and 2012 respectively). Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited to those locations on development spacing areas that are offsetting economic producers that are reasonably certain of economic production when drilled. Proved undeveloped reserves for other undrilled development spacing areas are claimed only where it can be demonstrated with reasonable certainty that there is continuity of economic production from the existing productive formation. Proved undeveloped reserves are included when they are scheduled to be drilled within five years.

SEC rules dictate the types of technologies that a company may use to establish reserve estimates including the extraction of non-traditional resources, such as natural gas extracted from shales as well as bitumen extracted from oil sands. See Note 2 to the Consolidated Financial Statements for additional information regarding our estimated proved reserves.

Uncertainties are inherent in estimating quantities of proved reserves, including many factors beyond our control. Reserve engineering is a subjective process of estimating subsurface accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and its interpretation. As a result, estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing, and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices or development and production expenses, may require revision of such estimates. Accordingly, quantities of oil and natural gas ultimately recovered will vary from reserve estimates. See “Risk Factors,” for a description of some of the risks and uncertainties associated with our business and reserves.

Reserve estimates are based on production performance, data acquired remotely or in wells, and are guided by petrophysical, geologic, geophysical, and reservoir engineering models. Estimates of our proved reserves were based on deterministic methods.  In the case of mature developed reserves, reserve estimates are determined by decline curve analysis and in the case of immature developed and undeveloped reserves, by analogy, using proximate or otherwise appropriate examples. The technologies and economic data used in estimating our proved reserves include empirical evidence through drilling results and well performance, well logs and test data, geologic maps and available downhole and production data.  Further, the internal review process of our wells and related reserve estimates includes but is not limited to the following:

•
A comparison is made and documented of actual data from our accounting system to the data utilized in the reserve database. Current production, revenue and expense information obtained from the Company’s accounting records are subject to external quarterly reviews, annual audits and their own set of internal controls over financial reporting.  This ensures that production, revenues and expenses are appropriately included in the reserve database.

•
A comparison is made and documented of land and lease records to ownership interest data in the reserve database. This ensures that the costs and revenues utilized in the reserves estimation match actual ownership interests.

•	A comparison is made of property acquisitions, disposals, retirements or transfers to the property records maintained in the reserve database to verify that all are accounted for accurately.
•
Natural gas pricing for the first flow day of every month is collected from Platts Gas Daily.  Oil pricing for the first flow day of every month is provided by the U.S. Energy Information Administration.  At the reporting date, 12-month average prices are determined. A similar collection process occurs with pricing deductions and a 12-month average is calculated at year end.

For the years ended December 31, 2013 and 2012, once the reserve database had been updated with current information and all relevant technical support material had been assembled, Carbon’s independent engineering firm, Cawley, Gillespie & Associates, Inc. (“CGA”) met with Carbon’s technical personnel to review field performance and future development plans.  Following these reviews, the reserve database and supporting data was furnished to CGA to prepare their independent reserve estimates and final report.  Access to the database housing reserve information is restricted to select individuals from our engineering department.  CGA’s independent reserve estimates and final report is for the Company’s interest in the respective oil and gas properties and represents 100% of the total proved hydrocarbon reserves owned by the Company, or 92% of the consolidated proved hydrocarbon reserves presented in the Company’s Consolidated Financial Statements as CGA’s report does not include the hydrocarbon reserves owned by the non-controlling interests of the consolidated partnerships.  The Company calculated the estimated reserves and related PV-10 of the non-controlling interests of the consolidated partnerships’ oil and gas properties by multiplying CG&A’s independent reserve estimates for such properties by the respective non-controlling interests in those properties.

CGA is a Texas Registered Engineering Firm.  Our primary contact at CGA is J. Zane Meekins, Executive Vice President.  Mr. Meekins is a State of Texas Licensed Professional Engineer.  See Exhibit 99.1 of the Annual Report on Form 10-K for the Report of CGA.

Our Vice President of Engineering, Richard Finucane, is responsible for overseeing the preparation of the reserve estimates with consultations from our internal technical staff.  Mr. Finucane oversees engineering, production, property evaluation, acquisitions and divestitures activities for the Company.  Mr. Finucane has worked as an oil and natural gas engineer since 1978 and holds a B.S. in Civil Engineering from the University of Tennessee (highest honors) and is admitted as an expert in oil and natural gas matters in civil and regulatory proceedings in Virginia, West Virginia and Kentucky.

Drilling Activities

The following table summarizes the number of wells drilled for the years ended December 31, 2013, 2012 and 2011.  Gross wells reflect the sum of all wells in which we own an interest.  Net wells reflect the sum of our working interests in gross wells.

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net

Development wells:
Productive (1)	25.0	15.0	8.0	6.8	8.0	6.8
Non-productive (2)	-	-	-	-	-	-
Total development wells	25.0	15.0	8.0	6.8	8.0	6.8

Exploratory wells:
Productive (1)	-	-	-	-	-	-
Non-productive (2)	-	-	-	-
Total exploratory wells	-	-	-	-	-	-

(1)	A well classified as productive does not always provide economic levels of activity.

(2)
A non-productive well is a well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well; also known as a dry well (or dry hole).

Oil and Natural Gas Wells and Acreage

Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. The following table summarizes our productive wells as of December 31, 2013.

	December 31, 2013
	Gross	Net

Gas	796	505
Oil	82	70
Total	878	575

Acreage

The following table summarizes gross and net developed and undeveloped acreage by state as of December 31, 2013. Acreage related to royalty, overriding royalty, and other similar interests is excluded from this summary, as well as acreage related to any options held by us to acquire additional leasehold interests.

December 31, 2013
	Developed		Undeveloped		Total
	Acres		Acres		Acres
	Gross	Net	Gross	Net	Gross	Net
Indiana	-	-	43,364	43,364	43,364	43,364
Illinois	2,970	1,485	49,418	27,209	52,388	28,694
Kentucky	27,833	25,118	83,275	59,317	111,108	84,435
Ohio	337	337	6,703	6,703	7,040	7,040
Tennessee	100	25	93,605	93,580	93,705	93,605
West Virginia	9,057	7,554	9,744	7,734	18,801	15,288
Total	40,297	34,519	286,109	237,907	326,406	272,426

Undeveloped Acreage Expirations

The following table sets forth gross and net undeveloped acres by state as of December 31, 2013, which are scheduled to expire from the date of the table through 2016 unless production is established within the spacing unit covering the acreage prior to the expiration date or the Company extends the terms of a lease by paying delay rentals to the lessor.

December 31, 2013
	2014		2015		2016
	Gross	Net	Gross	Net	Gross	Net
Indiana	-	-	-	-	-	-
Illinois	372	186	-	-	18,520	9,260
Kentucky	198	173	4,652	3,524	1,537	1,199
Ohio	-	-	-	-	-	-
Tennessee	-	-	-	-	-	-
West Virginia	-	-	-	-	-	-
Total	570	359	4,652	3,524	20,057	10,459

Production, Average Sales Prices and Production Costs

The following table reflects production, average sales price, and production cost information for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012

Production data:
Natural gas (MMcf)	2,252	2,417
Oil and condensate (Bbl)	106,853	52,296

Combined (MMcfe)	2,894	2,729

Gas and oil production revenue (in thousands)	$18,681	$11,750
Commodity hedge gain/(loss) (in thousands)	$(459)	$59
Prices:
Average sales price before effects of hedging;
Natural gas (per Mcf)	$3.76	$3.00
Oil and condensate (per Bbl)	$95.49	$86.32
Average sale price after effects of hedging:
Natural gas (per Mcf)	$3.69	$3.00
Oil and condensate (per Bbl)	$92.80	$87.19
Average costs per Mcfe:
Lease operating costs	$0.91	$.80
Transportation costs	$0.56	$0.63
Production and property taxes	$0.43	$0.50

The Company

Marketing and Delivery Commitments

Our oil and natural gas production is generally sold on a month-to-month basis in the spot market, priced in reference to published indices. We believe that the loss of one or more of our purchasers would not have a material adverse effect on our ability to sell our production, because any individual purchaser could be readily replaced by another purchaser, absent a broad market disruption.

At December 31, 2013, the Company has a fixed price contract requiring physical deliveries for approximately 250 Mcf/day at an average sales price of $4.13 per Mcf from January 2014 through March 2014.

The Company has entered into long-term firm transportation contracts to ensure the transport of certain of its gas production to purchasers.  Capacity levels and related demand charges for the remaining term of these contracts at December 31, 2013 are summarized in the table below:

Period	Dekatherms per day	Demand Charges
Jan - Mar 2014	7,250	$0.20 - $0.67
Apr - Oct 2014	6,450	$0.20 - $0.67
Nov 2014 - May 2015	4,450	$0.20 - $0.67
Jun 2015 - Dec 2017	3,300	$0.22 - $0.67
2018 - May 2036	1,000	$0.22

Competition

We encounter competition in all aspects of our business, including acquisition of properties and oil and natural gas leases, marketing oil and natural gas, obtaining services and labor, and securing drilling rigs and other equipment and materials necessary for drilling and completing wells. Our ability to increase reserves in the future will depend on our ability to generate successful prospects on our existing properties, execute on major development drilling programs, and acquire additional leases and prospects for future development and exploration. A large number of the companies we compete with have substantially larger staffs and greater financial and operational resources than we do. Because of the nature of our oil and natural gas assets and management’s experience in exploiting our reserves and acquiring properties, management believes that we effectively compete in our markets. See— Risk Factor “Competition in the oil and natural gas industry is intense, making it more difficult for us to acquire properties, market oil and natural gas and secure trained personnel.”

Regulation

Our operations are subject to various U.S. federal, state, and local laws and regulations. These laws and regulations may be changed in response to economic or political conditions. Matters subject to current governmental regulation and/or pending legislative or regulatory changes include the discharge or other release into the environment of wastes and other substances in connection with drilling and production activities (including fracture stimulation operations), bonds or other financial responsibility requirements to cover drilling risks and well plugging and abandonment, reclamation or restoration costs, reports concerning our operations, the spacing of wells, unitization and pooling of properties, taxation, and the use of derivative hedging instruments. Failure to comply with the laws and regulations in effect may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that could delay, limit, or prohibit certain of our operations. In the past, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of oil and gas, oil and gas conservation commissions and other agencies may restrict the rates of flow of wells below actual production capacity, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.  Further, a significant spill from one of our facilities could have a material adverse effect on our results of operations, competitive position, or financial condition. The laws in the U.S., including state laws, regulate, among other things, the production, handling, storage, transportation, and disposal of oil and natural gas, by-products from each, and other substances and materials produced or used in connection with our operations. We cannot predict the ultimate cost of compliance with these requirements or their effect on our operations.

In August 2005, Congress enacted the Energy Policy Act of 2005 (“EPAct 2005”). Among other matters, EPAct 2005 amends the Natural Gas Act (“NGA”) to make it unlawful for any entity, including otherwise non-jurisdictional producers such as Carbon, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the Federal Energy Regulatory Commission (“FERC”), in contravention of rules prescribed by the FERC. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the NGA up to $1,000,000 per day per violation. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects a significant expansion of the FERC’s enforcement authority. We do not anticipate we will be affected any differently than other producers of natural gas in respect of EPAct2005.

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

Additional proposals and proceedings that might affect the oil and natural gas industry are regularly considered by Congress, the states, the FERC, and the courts. For instance, legislation has been introduced in the U.S. Congress to amend the federal Safe Drinking Water Act to subject hydraulic fracturing operations—an important process used in the completion of our oil and natural gas wells—to regulation under the Safe Drinking Water Act. If adopted, this legislation could establish an additional level of regulation, and impose additional costs, on our operations. We cannot predict when or whether any such proposal, or any additional new legislative or regulatory proposal, may become effective. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

Environmental

As an operator of oil and natural gas properties in the U.S., we are subject to national, state and local laws and regulations relating to environmental protection as well as controlling the manner in which various substances, including wastes generated in connection with exploration, production, and transportation operations, are released into the environment. Compliance with these laws and regulations can affect the location or size of wells and facilities, prohibit or limit the extent to which exploration and development may be allowed, and require proper closure of wells and restoration of properties when production ceases. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, or criminal penalties, imposition of remedial obligations, incurrence of capital or increased operating costs to comply with governmental standards, and even injunctions that limit or prohibit exploration and production activities or that constrain the disposal of substances generated by oil field operations.

We currently operate or lease, and have in the past operated or leased, a number of properties that for many years have been used for the exploration and production of oil and natural gas. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties operated or leased by us or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to laws and regulations imposing joint and several liability and strict liability without regard to fault or the legality of the original conduct that could require us to remove previously disposed wastes or remediate property contamination, or to perform well or pit closure or other actions of a remedial nature to prevent future contamination.

Oil and natural gas deposits exist in shale and other formations.  It is customary in our industry to recover oil and natural gas from these shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling.  Hydraulic fracturing is the process of creating or expanding cracks, or fractures, underground where water, sand and other additives are pumped under high pressure into a shale formation.

Essentially all of our reserves are subject to or have been subjected to hydraulic fracturing.  The reservoir rock in these areas, in general, has insufficient permeability to flow enough oil or natural gas to be economically viable without stimulation.  The controlling regulatory agencies for well construction have standards that are designed specifically in anticipation of hydraulic fracturing.  The stimulation process cost varies according to well location and reservoir.  It generally ranges from 10% of the well cost to 30%.  To date, no incidents, citations or suits have resulted from our hydraulic fracturing operations.

We contract with established service companies to conduct our hydraulic fracturing.  The personnel of these service companies are trained to handle potentially hazardous materials and possess emergency protocols and equipment to deal with potential spills and carry Material Safety Data Sheets for all chemicals.

In the fracturing process, an accidental release could result in possible environmental damage.  All wells have manifolds with escape lines to containment areas.  High pressure valves for flow control are on the wellhead.  Valves and piping are designed for higher pressures than are typically encountered.  Piping is tested prior to any procedure and regular safety inspections and incident drill records are kept on those tests.

All fracturing is designed with the minimal water requirements necessary since there is a cost of accumulating, storing and disposing of the water recovered from fracturing.  Water is drawn from nearby streams that are tributaries to the Ohio River and flow 365 days per year.  Water recovered from the fracturing is injected into EPA or state approved water injection wells.

Despite all of these safety procedures, there are many risks involved in hydraulic fracturing that could result in liability to the Company.

In 2009, the U.S. House of Representatives passed a bill to control and reduce the emission of domestic greenhouse gases through the grant of emission allowances which would gradually be decreased over time.  Although similar bills were considered in the U.S. Senate, such legislation lacked support in Congress. Despite the lack of federal legislation, nearly half of the states, either individually or through multi-state initiatives, have begun implementing legal measures to reduce greenhouse gas emissions. Also, the U.S. Supreme Court held in Massachusetts et al. v. EPA (2007) that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act, which could result in future regulation of greenhouse gas emissions from stationary and non-stationary sources, even if Congress does not adopt new legislation specifically addressing such emissions. In December 2009, the U.S. Environmental Protection Agency (“EPA”) published its findings that emissions of greenhouse gases present an endangerment to public health and the environment because such emissions, according to the EPA, are contributing to warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to implement regulations that would restrict greenhouse gas emissions under existing provisions of the Clean Air Act. Accordingly, the EPA has adopted regulations that require a reduction of greenhouse gas emissions from motor vehicles and has proposed additional regulations to further restrict such emissions.

The EPA has also finalized regulations that require certain U.S. facilities, including certain petroleum and natural gas facilities, to report their greenhouse gas emissions beginning on January 1, 2011. The adoption and implementation of these regulations impacts our business, and any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have an adverse effect on demand for the oil and natural gas that we produce.

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

Employees

As of December 31, 2013, our workforce (including those employed by our subsidiary Nytis LLC) consisted of approximately 26 employees all of which are full-time employees.  None of the members of our workforce are represented by a union or covered by a collective bargaining agreement.  We believe we have a good relationship with the members of our workforce.

Geographical Data

Carbon operates in one geographical area, the United States.  See Note 1 to the Consolidated Financial Statements.

Offices

Our executive offices are located at 1700 Broadway, Suite 1170, Denver, Colorado 80290.  We maintain an office in Lexington, Kentucky in which we conduct our oil and gas operations.

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

Bbl	means one stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or liquid hydrocarbons.

Bcf	means one billion cubic feet of natural gas.

Bcfe	means one billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one bbl of crude oil, condensate, or natural gas liquids.

Bbtu	means one billion British Thermal Units.

Btu	means a British Thermal Unit, or the amount of heat necessary to raise the temperature of one pound of water one degree Fahrenheit.

CBM	means coalbed methane.

Condensate	means liquid hydrocarbons associated with the production of a primarily natural gas reserve.

Dekatherm	means one million British Thermal Units.

Developed acreage	means the number of acres which are allocated or held by producing wells or wells capable of production.

Development well	means a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Equivalent volumes	means volumes are computed with oil and natural gas liquid quantities converted to Mcf on an energy equivalent ratio of one barrel to six Mcf.

Exploitation	means ordinarily considered to be a form of development within a known reservoir.

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

Lease operating expenses
means the expenses of lifting oil or natural gas from a producing formation to the surface, constituting part of the current operating expenses of a working interest, and also including labor, superintendence, supplies, repairs, short-lived assets, maintenance, allocated overhead costs, and other expenses incidental to production, but not including lease acquisition or drilling or completion expenses.

Liquids	describes oil, condensate, and natural gas liquids.

MBbls	means one thousand barrels of crude oil or other liquid hydrocarbons.

Mcf	means one thousand cubic feet of natural gas.

Mcfe	means one thousand cubic feet equivalent determined using the ratio of six Mcf of natural gas to one bbl of crude oil, condensate, or natural gas liquids.

MMBtu	means one million British Thermal Units, a common energy measurement.

MMcf	means one million cubic feet of natural gas.

MMcfe	means one million cubic feet equivalent determined using the ratio of six Mcf of natural gas to one bbl of crude oil, condensate, or natural gas liquids.

NGL	means natural gas liquids.

Net acres or net wells	is the sum of the fractional working interest owned in gross acres or gross wells expressed in whole numbers and fractions of whole numbers.

Non-productive Well	means a well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

NYMEX	means New York Mercantile Exchange.

Productive wells	means producing wells and wells that are capable of production, and wells that are shut-in.

Proved Developed Reserves	means estimated proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved Reserves
means quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Existing economic conditions include prices that are the average price during the twelve-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

Royalty
means an interest in an oil or natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

Standardized measure of present value of estimated future net revenues means an estimate of the present value of the estimated future net revenues from proved oil or of present value natural gas reserves at a date indicated after deducting estimated production and ad valorem taxes, future capital costs, operating expenses and income taxes computed by applying year end statutory tax rates, with consideration of future tax rates already legislated. The estimated future net revenues are discounted at an annual rate of 10%, in accordance with the SEC’s practice, to determine their “present value.” The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. Estimates of future net revenues are made using oil and natural gas prices and operating costs at the estimation date and held constant for the life of the reserves.

Tcfe	means one trillion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one bbl of crude oil, condensate, or natural gas liquids.

Undeveloped
means acreage on which wells have not been drilled or completed to a point that acreage would permit the production of economic quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

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

These forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	estimates of our oil and natural gas reserves;

•	estimates of our future oil and natural gas production, including estimates of any increases or decreases in our production;

•	our future financial condition and results of operations;

•	our future revenues, cash flows, and expenses;

•	our access to capital and our anticipated liquidity;

•	our future business strategy and other plans and objectives for future operations;

•	our outlook on oil and natural gas prices;

•	the amount, nature, and timing of future capital expenditures, including future development costs;

•	our ability to access the capital markets to fund capital and other expenditures;

•	our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations; and

•	the impact of federal, state, and local political, regulatory, and environmental developments in the United States.

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

Oil and natural gas prices are volatile. A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

Our financial condition, operating results, and future rate of growth depend upon the prices that we receive for our oil and natural gas.   Prices also affect our cash flow available for capital expenditures and our ability to access funds under our bank credit facility and through the capital markets. The amount available for borrowing under our bank credit facility is subject to a borrowing base, which is determined by our lender taking into account our estimated proved developed reserves and is subject to periodic redeterminations based on pricing models determined by the lender at such time. Declines in oil and natural gas prices have in the past adversely impacted the value of our estimated proved developed reserves and, in turn, the market values used by our lenders to determine our borrowing base. Future commodity price declines may have similar adverse effects on our reserves and borrowing base. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Bank Credit Facilities,” for more details. Further, because we have elected to use the full cost accounting method, each quarter we must perform a “ceiling test” that is impacted by declining prices. Significant price declines could cause us to take one or more ceiling test write-downs, which would be reflected as non-cash charges against current earnings. See Risk Factor below entitled “Lower oil and natural gas prices and other factors have resulted, and in the future may result, in ceiling test write-downs and other impairments of our asset carrying values.”

Historically, the markets for oil and natural gas have been volatile and are likely to remain so in the future. In July 2008, oil spot prices reached historical highs and natural gas spot prices reached near historical highs.  Prices have declined significantly since that time and may continue to fluctuate widely in the future.  The prices we receive for our oil and natural gas depend upon factors beyond our control, including among others:

•	worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas;
•	the price and quantity of imports of foreign oil and natural gas, including liquefied natural gas;
•	political conditions in or affecting other oil and natural gas producing countries;
•	the level of oil and natural gas exploration and production;
•	the level of global oil and natural gas inventories;
•	prevailing prices on local oil and natural gas price indexes in the areas in which we operate;
•	localized and global supply and demand fundamentals and transportation availability;
•	weather conditions;
•	technological advances affecting energy supply and consumption;
•	the price and availability of alternative energy; and
•	domestic, local and foreign governmental regulation and taxes.

These factors make it difficult to predict future commodity price movements with any certainty. We sell the majority of our oil and natural gas production at current prices rather than through fixed-price contracts. However, we do enter into derivative instruments to reduce our exposure to fluctuations in oil and natural gas prices. See Risk Factor below entitled “Future use of hedging arrangements could result in financial losses or reduce income.”  At December 31, 2013, 88% of our estimated proved reserves were natural gas, and, as a result, our financial results will be more sensitive to fluctuations in natural gas prices.

We have indebtedness and may incur more debt in the future. Our leverage may materially affect our operations and financial condition.

We (through Nytis LLC) have a bank credit facility with the Bank of Oklahoma, the outstanding balance of which was approximately $12.8 million at December 31, 2013.  We may incur more debt in the future. This indebtedness may have several important effects on our business and operations; among other things, it may:

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

Our bank credit facility contains various restrictive covenants. A failure on our part to comply with financial and other restrictive covenants contained in our bank credit facility could result in a default under these agreements. Any default under our bank credit facility could adversely affect our business and our financial condition and results of operations, and would impact our ability to obtain financing in the future. In addition, the borrowing base included in our bank credit facility is subject to periodic redetermination by our lender. A lowering of our borrowing base could require us to repay indebtedness in excess of the redetermined (lower) borrowing base. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Bank Credit Facility.”

A higher level of debt will increase the risk that we may default on our financial obligations. Our ability to meet our debt obligations and other expenses will depend on our future performance. Our future performance will be primarily affected by oil and natural gas prices, financial, business, domestic and global economic conditions, governmental regulations and environmental regulations, and other factors, many of which we are unable to control. If our cash flow is not sufficient to service our debt, we may be required to refinance the debt, sell assets, or sell shares of our stock on terms that we do not find attractive, if it can be done at all.

A portion of our borrowings from time to time may be at variable interest rates, making us vulnerable to increases in interest rates.

Our estimates of proved reserves at December 31, 2013 and 2012 have been prepared under SEC’s rules which could limit our ability to book additional proved undeveloped reserves in the future.

Estimates of our proved reserves as of December 31, 2013 and 2012 have been prepared and presented under the SEC’s rules relating to the reporting of oil and natural gas exploration activities.  These rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking.  This rule has limited and may continue to limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down any proved undeveloped reserves that are not developed within the required five-year timeframe.

Neither the estimated quantities of proved reserves nor the discounted present value of future net cash flows attributable to those reserves included in this Annual Report on Form 10-K are intended to represent their fair, or current, market value.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

The process of estimating oil and natural gas reserves is complex.  It requires interpretations of available technical data and many assumptions, including assumptions relating to current and future economic conditions and commodity prices.  Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of our reserves.  See “Business—Reserves—Estimated Proved Reserves” for information about our estimated oil and natural gas reserves and the PV-10 and standardized measure of discounted future net cash flows.

In order to prepare our estimates, we must project production rates, the extent of our eventual working and net revenue interests and timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data.  The extent, quality and reliability of this data can vary.  The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will vary from our estimates.  Any significant variance could materially affect the estimated quantities and present value of our reserves. In addition, we may adjust estimates of our proved reserves to reflect production history, results of exploration and development, prevailing commodity prices and other factors, many of which are beyond our control.

It should not be assumed that the present value of future net revenues from our proved reserves is the current market value of our estimated reserves.  We base the estimated discounted future net cash flows from our proved reserves using SEC regulations.  Actual future prices and costs may differ materially from those used in the present value estimate.

6% of our total proved reserves as of December 31, 2013 consist of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.

As of December 31, 2013, 4% of our total proved reserves were undeveloped and 2% were developed non-producing.  Although we plan to develop and produce all our proved reserves, ultimately some may not be developed or produced.  In addition, not all of the undeveloped or developed non-producing reserves may begin producing at the expected times or within budget.

Lower oil and natural gas prices and other factors have resulted, and in the future may result, in ceiling test write-downs and other impairments of our asset carrying values.

We use the full cost method of accounting to report our oil and natural gas operations. Under this method, we capitalize the cost to acquire, explore for, and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of proved oil and natural gas properties may not exceed a “ceiling limit,” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%. If net capitalized costs of proved oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a “ceiling test write-down.” Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test write-down would not impact cash flow from operating activities, but it would reduce our stockholders’ equity.  For the year ended December 31, 2013, the Company did not incur a ceiling test impairment.  For the year ended December 31, 2012, we recognized a ceiling test impairment for the first and second quarters of approximately $5.5 million and $9.9 million, respectively, for total impairments of approximately $15.4 million for 2012.  Declines in oil and natural gas prices could result in additional impairments of our oil and gas properties in future periods,  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates, Judgments, and Assumptions—Full Cost Method of Accounting,” for further detail.

Investments in unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data relating to the properties. The amount of impairment assessed, if any, is added to the costs to be amortized in the appropriate full cost pool. If an impairment of unproved properties results in a reclassification to proved reserves, the amount by which the ceiling limit exceeds the capitalized costs of proved reserves would be reduced.

We assess the carrying amount of goodwill in the fourth quarter of each year and at other periods when events occur that may indicate an impairment exists. These events include, for example, a significant decline in oil and natural gas prices.

The risk that we will be required to write-down the carrying value of our oil and natural gas properties or our unproved properties increases when oil and natural gas prices are low. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. Future write-downs of our full cost pool may be required if oil and natural gas prices decline, unproved property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in our full cost pool exceed the discounted future net cash flows from the additional reserves, if any, attributable to our cost pool.

Our exploration, development and exploitation projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our reserves.

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the development, exploitation, production and acquisition of oil and natural gas reserves. Cash used in investing activities related to acquisition, development and exploration expenditures was approximately $9.6 million and $6.9 million in 2013 and 2012, respectively.

The Company anticipates its budget for exploration and completion work on existing acreage will range between $8.0 million and $14.0 million for 2014.  We intend to finance future capital expenditures through cash flow from operations, and to the extent that it is prudent, from borrowings under our bank credit facility.  However, our financing needs may exceed those resources, and thus require a substantial increase in capitalization through the issuance of debt or equity securities or sale or joint venturing of selected assets or delays in our planned exploration, development and completion activities. The issuance of additional indebtedness may require that a portion of operating cash flow be used to service the debt, thereby reducing the amount of cash flow available for other purposes. The actual amount and timing of future capital expenditures may differ materially from estimates as a result of, among other things, availability of personnel, commodity prices, actual drilling results, the availability of drilling rigs and other services, materials and equipment, and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures. Conversely, a significant improvement in product prices could result in an increase in our capital expenditures.

Our cash flow from operations and access to capital may be subject to a number of variables including the reliability of production, commodity prices, operating expenses, extraordinary and unanticipated expenses and the willingness and ability of our bank to lend.

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

Distressed economic conditions may adversely affect the collectability of trade receivables. Our accounts receivable are primarily from purchasers of our oil and natural gas production and other exploration and production companies that own working interests in the properties that we operate. This industry concentration could adversely impact our overall credit risk, because customers and working interest owners may be similarly affected by the same adverse changes.  In addition, the possibility of a credit crisis and turmoil in financial markets could cause our commodity derivative instruments to be ineffective because a counterparty might be unable to perform its obligations.

We cannot be certain that funding, if needed, will be available to the extent required, or on acceptable terms. If we are unable to access funding when needed on acceptable terms, we may not be able to fully implement our drilling and development, complete new property acquisitions to replace reserves, take advantage of business opportunities, respond to competitive pressures, or refinance debt obligations as they come due, any of which could have a material adverse effect on our operations and financial results.

Our identified drilling locations are scheduled out over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill a substantial portion of our potential drilling locations.

We have a multi-year drilling inventory of potential horizontal drilling locations on existing acreage.  These locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including oil and natural gas prices, the availability and cost of capital, availability of qualified personnel, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering systems and pipeline transportation constraints, regulatory approvals and other factors. Accordingly, we cannot predict when or if the identified drilling locations will be drilled.

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

Some of these leases will only allow us to hold a portion of the lease even after one or more wells have been completed.  As is customary in the oil and natural gas industry, Company management continually prioritizes the timing of all of drilling locations against drilling and completion costs, available capital, expected returns on capital, and lease expirations.

Unless we replace our reserves, our reserves and production will decline, which would adversely affect our future cash flows and results of operations.

Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. As a result, we must locate, acquire and develop new reserves to replace those being depleted by production.  Unless we conduct successful ongoing exploration, development and exploitation activities or continually acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Our future oil and natural gas reserves and production, and therefore our future cash flow and results of operations, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, exploit, find or acquire sufficient additional reserves to replace our current and future production. If we are unable to replace our current and future production, the value of our reserves will decrease, and our business, financial condition and results of operations will be adversely affected.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition and results of operations.

Our future financial condition and results of operations will depend on the success of our exploitation, exploration, development and production activities. Exploration, exploitation, development and production are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil and natural gas production. The Company’s decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. For a discussion of the uncertainty involved in these processes, see the Risk Factor “Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.” In addition, drilling and completion costs may increase prior to completion of the project.  Many factors may curtail, delay or cancel scheduled drilling projects, including:

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

We have technical personnel who are responsible for identifying new or emerging plays. These activities are more uncertain as to ultimate profitability than drilling in areas that are developed and have established production, because of little or sometimes no past drilling results by third parties to guide lease acquisition and drilling work. We cannot assure you that our future drilling activities in emerging plays will be successful or, if successful, will achieve the potential resource levels that we currently anticipate based on the drilling activities that have been completed, or that we will achieve the anticipated economic returns based on our current cost models.

Increasing costs could impact operating results.

Areas throughout the United States, including the Appalachian and Illinois Basins, are experiencing rising costs for drilling and completion rigs, pipe, cement, electrical power, and other goods and services.  Over time, a failure of commodity prices to keep pace with the cost creep environment could adversely affect cash flow.

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

Oil and natural gas deposits exist in shale and other formations.  It is customary in our industry to recover oil and natural gas from these shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling.  Hydraulic fracturing is the process of creating or expanding cracks, or fractures, underground where water, sand and other additives are pumped under high pressure into a shale formation.  We contract with established service companies to conduct our hydraulic fracturing.  The personnel of these service companies are trained to handle potentially hazardous materials and possess emergency protocols and equipment to deal with potential spills and carry Material Safety Data Sheets for all chemicals.

In the fracturing process, an accidental release could result in possible environmental damage.  All wells have manifolds with escape lines to containment areas.  High pressure valves for flow control are on the wellheads.  Valves and piping are designed for higher pressures than are typically encountered.  Piping is tested prior to any procedure and regular safety inspections and incident drill records are kept on those tests. Despite all of these safety procedures, there are many risks involved in hydraulic fracturing that could result in liability to the Company in excess of the Company’s policy limits, resulting in an adverse effect on our operations.

The use of derivative instruments used in hedging arrangements could result in financial losses or reduce income.

We may engage in the use of derivative instruments used in hedging arrangements for a significant part of production to reduce exposure to price fluctuations in commodity prices.  These arrangements would expose the Company to risk of financial loss in some circumstances, including when production is less than expected, the counterparty to the hedging contract defaults on its contract obligations, or there is a change in the expected differential between the underlying price in the hedging agreement and the actual price received. In addition, these hedging arrangements may limit the benefits we would otherwise receive from increased commodity prices.

The use of derivatives may, in some cases, require the posting of cash collateral with counterparties. If we enter into derivative instruments that require cash collateral and commodity prices or interest rates change in a manner adverse to us, our cash otherwise available for use in our operations would be reduced which could limit our ability to make future capital expenditures and to make payments on our indebtedness, which could also limit our ability to borrow funds. Future collateral requirements will depend on arrangements with our counterparties, volatile oil and natural gas prices and interest rates.

As of December 31, 2013, the fair value of the contracts with our derivatives counterparty was a liability of approximately $326,000. Any default by this counterparty on its obligations to us could have a material adverse effect on the Company’s financial condition and results of operations.

Our business depends on gathering and transportation facilities owned by others. Any limitation in the availability of those facilities would interfere with our ability to market the natural gas we produce.

The marketability of our natural gas production depends in part on the availability, proximity and capacity of gathering and pipeline systems owned by third parties. The amount of natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering or transportation system, or lack of contracted transportation capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months.  We may be provided with only minimal, if any, notice as to when these circumstances will arise, or their duration. In addition, properties may be acquired which are not currently serviced by gathering and transportation pipelines, or the gathering and transportation pipelines in the area may not have sufficient capacity to transport the additional production.  As a result, we may not be able to sell production from these properties until the necessary facilities are built.

We may incur losses as a result of title deficiencies.

We typically do not retain attorneys to examine title before acquiring leases or mineral interests.  Prior to drilling a well, however, we (or the company that is the operator) obtain a preliminary title review to initially determine that no obvious title deficiencies are anticipated.  As a result of some such examinations, certain curative work may be required to correct deficiencies in title, and such curative work may be expensive.  In some instances, curative work may not be feasible or possible.  In addition, it is possible that certain interests could have been bought in error from someone who is not the owner.  In that event, our interest would be worthless.

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

Our business is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and the production and transportation of, oil and natural gas. Failure to comply with such laws and regulations, including any evolving interpretation and enforcement by governmental authorities, could have a material adverse effect on our business, financial condition and results of operations.

Changes to existing or new regulations may unfavorably impact the Company, could result in increased operating costs, and could have a material adverse effect on our financial condition and results of operations. For example, Congress is currently considering legislation that, if adopted in its proposed form, would subject companies involved in oil and natural gas exploration and production activities to, among other items, additional regulation of and restrictions on hydraulic fracturing of wells, the elimination of certain U.S. federal tax incentives and deductions available for such activities, and the prohibition or additional regulation of private energy commodity derivative and hedging activities. These and other potential regulations, particularly at the local level, could increase our operating costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business, which could in turn have a material adverse effect on our financial condition, results of operations and cash flows.

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

The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas we produce.

The U.S. Congress has considered legislation to mandate reductions of greenhouse gas emissions and certain states have already implemented, or may be in the process of implementing, similar legislation. Additionally, the U.S. Supreme Court has held in its decisions that carbon dioxide can be regulated as an “air pollutant” under the Clean Air Act, which could result in future regulations even if the U.S. Congress does not adopt new legislation regarding emissions. At this time, it is not possible to predict how legislation or new federal or state government mandates regarding the emission of greenhouse gases could impact our business; however, any such future laws or regulations could require us or our customers to devote potentially material amounts of capital or other resources in order to comply with such regulations. These expenditures could have a material adverse impact on our financial condition, results of operations, and cash flows.

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

Essentially all of our reserves are subject to or have been subjected to hydraulic fracturing.  The reservoir rock in these areas, in general, has insufficient permeability to flow enough oil or natural gas to be economically viable without stimulation.  The controlling regulatory agencies for well construction have standards that are designed specifically in anticipation of hydraulic fracturing.  The stimulation process cost varies according to well location and reservoir.  It generally ranges from 10% of the well cost to 30%.  To date, no incidents, citations or suits have resulted from our hydraulic fracturing operations.  However, the regulatory environment is changing with respect to the use of hydraulic fracturing, and any increase in compliance costs could negatively impact our ability to conduct our business.

Since 2011, multiple bills have been introduced in the U.S. Congress, including three bills introduced in 2013, to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Another bill was introduced in the House in 2013 that would require sampling of groundwater sources of drinking water in conjunction with hydraulic fracturing activities.  Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production. Sponsors of bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies.  The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.  None of the bills have been passed into law, and the 2013 bills all are still in committee.

Separately, the EPA has commenced the process of studying the possible relationship between hydraulic fracturing and drinking water and the first progress report was released in December 2012.  A draft report is expected for public comment and peer review in late 2014.  To receive input on the development of the draft study plan, the EPA held public meetings in four locations across the country in July and September 2010, which attracted hundreds of protestors.  Also in September 2010, the EPA issued voluntary information requests to nine of the leading national and regional hydraulic fracturing service providers.  Although eight of the nine hydraulic fracturing companies agreed to voluntarily compile and submit the information requested by the EPA, one company refused and the EPA issued a subpoena.  Because of heightened public awareness and concern related to hydraulic fracturing, additional federal regulation by the EPA, Congress, or both is likely in the coming years. If adopted, such rules could lead to operational delays or increased operating costs and could result in additional regulatory burdens that would make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) is comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The Commodity Futures Trading Commission (“CFTC”) and the SEC promulgated final and proposed rules and regulations implementing certain portions of the Dodd-Frank Act. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt similar rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may require us to comply with margin requirements and with certain clearing and trade-execution requirements, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative contracts to spin off some of their derivatives contracts to a separate entity, which may not be as creditworthy as the current counterparty. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts (including requirements to post collateral), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity contracts related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower the commodity prices we realize. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

Any laws or regulations that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.

Competition in the oil and natural gas industry is intense, making it more difficult for us to acquire properties, market oil and natural gas and secure trained personnel.

Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties.  Also, there is substantial competition for investment capital in the industry. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to pay more for productive properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. In addition, other companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. The cost to attract and retain qualified personnel has increased due to competition and may increase substantially in the future. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital, which could have a material adverse effect on our business, financial condition and results of operations.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and field services could adversely affect our ability to execute our exploration and development plans within our budget and on a timely basis.

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of qualified personnel, drilling and workover rigs, pipe and other equipment and materials as demand for rigs and equipment has increased along with the number of wells being drilled. We cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. Such shortages could delay or cause us to incur significant expenditures that are not provided for in our capital budget, which could have a material adverse effect on our business, financial condition and results of operations.

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

Mr. McDonald serves as President and Chief Executive Officer of Forest Oil Corporation.  The time that he devotes to Forest Oil Corporation impacts the time he will have to devote to the Company and could adversely affect operations.

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

We may incur more taxes and certain of our projects may become uneconomic if certain federal income tax deductions currently available with respect to oil and natural gas exploration and development are eliminated as a result of future legislation.

The passage of any legislation or any change in U.S. federal income tax law could eliminate certain tax deductions that are currently available with respect to oil and natural gas exploration and development. Any such change could negatively impact our financial condition and results of operations by increasing the costs we incur which would in turn make it uneconomic to drill some prospects if commodity prices are not sufficiently high, resulting in lower revenues and decreases in production and reserves.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Carbon has one class of common shares outstanding, its common stock, par value $0.01 per share. Our common stock is quoted through the OTC Markets (“OTCQB”) under the symbol CRBO. However, the limited and sporadic quotations of our stock may not constitute an established trading market for our stock.  There can be no assurance that an active market will develop for our common stock in the future.  The table below sets forth the high and low bid prices per share of our common stock as quoted on the OTCQB for the periods indicated.  All OTCQB quotations included herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year Ended December 31,	Quarter	High	Low

2013	First	$0.67	$0.41

	Second	$0.94	$0.50

	Third	$0.90	$0.60

	Fourth	$0.90	$0.75

2012	First	$0.80	$0.35

	Second	$0.51	$0.25

	Third	$0.60	$0.25

	Fourth	$0.55	$0.35

As of March 5, 2014, the closing price for our common stock on the OTCQB was $0.85 per share.

Holders

As of March 5, 2014, there were approximately 1,100 holders of record of our common stock.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

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

The Company’s ability to pay dividends is currently limited by:

▪	The terms of our credit facility with the Bank of Oklahoma that prohibit us from paying dividends on our common stock while amounts are owed to the Bank of Oklahoma; and

▪
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

Securities Authorized for Issuance Under Compensation Plans

Our Board of Directors has adopted the 2011 Stock Incentive Plan (the “Plan”) under which 12,600,000 shares of common stock are authorized for issuance.  On December 8, 2011, the stockholders approved the adoption of the Plan at Carbon’s annual meeting of shareholders.  See Note 8 to the Consolidated Financial Statements for a description of compensation plans adopted without the approval of the shareholders.

Upon closing the Merger, the Company assumed outstanding options granted prior to the Merger to acquire 342,459 shares of common stock.  At the time of the Merger such options became exercisable to acquire Company common stock and the terms of the options were amended to reflect the exchange ratio used to effect the Merger.  The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2013:

Equity Compensation Plan Information
				Number of Securities
				Remaining Available
	Number of Securities			for Future Issuance
	to be Issued Upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights		Warrants, and Rights(3)	Reflected in Column (a))
and Description	(a)		(b)	(c)

Equity Compensation Plans Approved by Security Holders (1)	3,086,160		-	6,303,840

Equity Compensation Plans Not Approved by Security Holders	163,076	(2)	$0.61	-

Total	3,249,236		$0 .61	6,303,840

(1)
On December 8, 2011 the Company’s shareholders approved the adoption of the Company’s 2011 Stock Incentive Plan under which 12,600,000 shares were reserved for issuance.  For the years ended December 31, 2013 and 2012, the Company granted 1,600,000 and 1,610,000 shares of restricted stock, respectively, 2,780,000 of which are outstanding at December 31, 2013.  For the years ended December 31, 2013 and 2012, the Company granted 1,920,000 and 1,290,000 restricted performance units, respectively, 3,086,160 of which are outstanding at December 31, 2013.

(2)	Consists of options granted prior to the Merger by Nytis USA to an officer of the Company. All of these options were assumed by the Company at the time of the Merger.
(3)	The weighted average exercise price in column (b) excludes the restricted performance units.

Unregistered Sales of Equity Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through December 31, 2013, have been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Carbon is an independent oil and natural gas company engaged in the acquisition, exploration, development and production of oil and natural gas properties located in the Appalachian and the Illinois Basin of the United States. We focus on conventional and unconventional reservoirs, including shale, tight sand and coalbed methane.  Our executive offices are located in Denver, Colorado.

At December 31, 2013, 88% of our proved developed reserves were natural gas, and, as a result, our financial results are sensitive to fluctuations in natural gas prices.  Our current capital expenditure program is focused on the development of our oil reserves.  We believe that our drilling inventory, combined with our low operating expense and cost structure, provides us with a portfolio of opportunities for the development of our oil and natural gas properties.  Our growth plan is centered on the following activities:

•	Development of the Company’s oil reserves;

•	Development of oil and natural gas projects that we believe will generate attractive risk adjusted rates of return;

•	Development and maintenance of a portfolio of low risk, long-lived oil and natural gas properties that provide stable cash flows; and

•	Property and land acquisitions that complement our core producing areas.

Our revenue, profitability and future growth rate depend on many factors which are beyond our control, such as economic, political and regulatory developments and competition from other industry participants.  Oil and gas prices historically have been volatile and may fluctuate widely in the future.  The following table highlights the quarterly average of NYMEX price trends for oil and natural gas prices since the first quarter of 2012:

	2012				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Oil (Bbl)	$102.94	$93.51	$92.19	$88.20	$94.34	$94.23	$105.82	$97.50
Natural Gas (MMBtu)	$2.72	$2.21	$2.81	$3.41	$3.34	$4.10	$3.58	$3.60

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

Operational Highlights

At December 31, 2013, we had over 272,000 net acres of mineral leases located in the Appalachian and Illinois Basins of the United States.  Approximately 50% of these leases are held by production and of the remaining leases, approximately 38% have lease terms of greater than five years remaining in the primary term or contractual extension periods.

The principal focus of our leasing, drilling and completion activities is directed at the Berea Sandstone horizontal drilling play located in eastern Kentucky. At December 31, 2013 we had over 35,000 net mineral acres in the region and have drilled 40 horizontal wells since we began the play in 2010.  During the program, we have enhanced our well performance and significantly improved well drilling and completion performance measures including reduced drilling days, increased horizontal lateral length, decreased cost per frac stage and reduced days from spud to first production.  In addition, we have established an infrastructure of oil and natural gas gathering and salt water handling and disposal facilities which will benefit the economics of future drilling.  We continue to acquire leases and producing properties in the areas where we have identified additional potential to expand our activities.

Our natural gas properties are largely held by production and contain a low risk multi-year development inventory of locations which, at the appropriate level of natural gas commodity price, will provide significant drilling and completion opportunities from multiple proven producing formations.

Recent Developments

On February 25, 2014, Nytis LLC entered into the Second Participation Agreement with Liberty Energy LLC that will allow Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the Second Participation Agreement, Liberty paid Nytis LLC approximately $1.7 million.  Upon receipt of this payment, Nytis LLC assigned to Liberty a forty percent (40%) working interest in the covered leases.  In addition, Liberty will carry a greater percentage of the costs associated with drilling and completing the initial wells on the covered leases.  Nytis LLC has the right to provide additional net mineral acres prior to the later of (a) December 31, 2014 or (b) the date that is nine (9) months after the date that the last well was spud in the covered area and, upon delivery of a maximum amount of additional net mineral acres, Nytis LLC will be entitled to additional payments up to a maximum of $1.1 million.  Liberty has committed to participate on the basis described above in one (1) well per 1,000 net mineral acres associated with the covered leases, up to a maximum of 20 wells.  Following the drilling of these initial wells, Nytis LLC and Liberty will pay their respective costs on an unpromoted basis.

The Second Participation Agreement also provides for the reservation by Nytis LLC of an overriding royalty interest with respect to covered leases that include an agreed upon minimum net revenue interest.

Should Liberty decide not to participate in all of the initial wells on the basis described above, it will re-assign the 40% working interest for the properties in which it does not participate and will retain a 40% working interest in the approved spacing units associated with only those wells in which it did so participate.  If Liberty does participate fully in the initial wells then it will have no further re-assignment obligations and will hold its 40% working interest in all of the covered leases and the parties will continue to develop these oil and gas interests on an unpromoted basis pursuant to an industry-standard joint operating agreement.

In addition, on September 17, 2012, Nytis LLC entered into the Initial Participation Agreement with Liberty that allowed Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the Initial Participation Agreement, Liberty paid Nytis LLC approximately $3.7 million in 2012.  Upon receiving this payment, Nytis LLC assigned to Liberty a forty percent (40%) working interest in the covered leases.  In addition, Liberty carried a greater percentage of the costs associated with the first 20 wells drilled under the Initial Participation Agreement.  As of December 31, 2013, Liberty has fulfilled its obligation under the Initial Participation Agreement.

Principal Components of Our Cost Structure

•
Lease operating and gathering, compression and transportation expenses.  These are costs incurred to bring oil and natural gas out of the ground and to the market, together with the daily costs incurred to maintain our producing properties. Such costs also include maintenance, repairs and workover expenses related to our oil and natural gas properties.

•
Production taxes.  Production taxes consist of severance and ad valorem taxes and are paid on oil and natural gas produced based on a percentage of market prices or at fixed rates established by federal, state or local taxing authorities.

•
Depreciation, depletion, amortization and impairment.  The Company uses the full cost method of accounting for oil and gas properties.  All costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment are capitalized.  The Company historically has performed a quarterly ceiling test.  The full cost ceiling test is a limitation on capitalized costs prescribed by the SEC.  The ceiling test is not a fair value based measurement, rather it is a standardized mathematical calculation that compares the net capitalized costs of the Company’s full cost pool to estimated discounted cash flows.  Should the net capitalized cost exceed the sum of the estimated discounted cash flows, a ceiling test write-down would be recognized to the extent of the excess.

The Company performs its ceiling tests based on average first-of-the-month prices during the twelve-month period prior to the reporting date.  For the year ended December 31, 2013, the Company did not incur a ceiling test impairment.  For the year ended December 31, 2012, we recognized a ceiling test impairment of $15.4 million.

Depletion is calculated using capitalized costs in the full cost pool, including estimated asset retirement costs and estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values and depleted based on a unit-of-production method.

•
General and administrative expense.  These costs include payroll and benefits for our corporate staff, costs of maintaining our offices, costs of managing our production and development operations, franchise taxes, audit, tax, legal and other professional fees and legal compliance.

•
Interest expense.  We finance a portion of our working capital requirements and acquisitions with borrowings under our bank credit facility. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.

•
Income tax expense.  We are subject to state and federal income taxes but historically have not been in a tax paying position for regular federal income taxes, primarily due to the current deductibility of intangible drilling costs (“IDC”). We do pay some state income or franchise taxes where our IDC deductions do not exceed our taxable income or where state income or franchise taxes are determined on another basis. The Company has generated net operating loss carryforwards which expire starting in 2024 through 2032.  The amount of deferred tax assets considered realizable, however, could change in the near term as we generate taxable income or estimates of future taxable income are reduced.

Results of Operations

The following discussion and analysis relates to items that have affected our results of operations for the years ended December 31, 2013 and 2012.  The following table sets forth for the periods presented selected historical statements of operations data.  The information contained in the table should be read in conjunction with the Company’s Consolidated Financial Statements and the information under “Forward Looking Statements” above.

	Twelve Months Ended
	December 31,		Percent
(in thousands except per unit data)	2013	2012	Change
Revenue:
Oil and natural gas sales	$18,681	$11,750	59%
Commodity derivative (loss) gain	(459)	59	*
Other income	416	267	56%
Total revenues	18,638	12,076	54%

Expenses:
Lease operating expenses	2,620	2,188	20%
Transportation costs	1,609	1,720	-6%
Production and property taxes	1,258	1,370	-8%
General and administrative	5,151	4,701	10%
Depreciation, depletion and amortization	2,922	3,136	-7%
Accretion of asset retirement obligations	138	105	31%
Impairment of oil and gas properties	-	15,407	*
Total expenses	13,698	28,627	-52%

Operating income (loss)	$4,940	$(16,551)	*

Other income and (expense):
Interest expense	$(581)	$(621)	-6%
Other expenses	-	(316)	*
Equity investment (loss) income	(91)	4	*
Total other (expenses) and income	$(672)	$(933)	-28%

Production data:
Natural gas (MMcf)	2,252	2,417	-7%
Oil and liquids (MBbl)	107	52	106%
Combined (MMcfe)	2,894	2,729	6%

Average prices before effects of hedges:
Natural gas (per Mcf)	$3.76	$3.00	25%
Oil and liquids (per Bbl)	$95.49	$86.32	11%
Combined (per Mcfe)	$6.46	$4.31	50%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$3.69	$3.00	23%
Oil and liquids (per Bbl)	$92.80	$87.19	6%
Combined (per Mcfe)	$6.30	$4.33	45%

Average costs (per Mcfe):
Lease operating expenses	$0.91	$0.80	14%
Transportation costs	$0.56	$0.63	-11%
Production and property taxes	$0.43	$0.50	-14%
Depreciation, depletion and amortization	$1.01	$1.15	-12%

*	Not meaningful or applicable
**	Includes realized and unrealized commodity derivative gains

Oil and natural gas sales- Revenues from sales of oil and natural gas increased 59% to approximately $18.7 million for the year ended December 31, 2013 from approximately $11.8 million for the year ended December 31, 2012.  This increase was primarily due to a 126% increase in oil revenues attributed to the Company’s focus on developing its oil properties in the Berea Sandstone formation in the Appalachian Basin.  Oil sales volumes and average oil prices for the year ended December 2013 increased over the same period in 2012 106% and 11%, respectively.  Natural gas revenues in the year ended December 31, 2013 increased 17% over the same period in 2012 primarily due to a 25% increase in natural gas prices offset, in part, by a 7 % decrease in gas volumes sold.

Commodity derivative gains (losses) - To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed price swap contracts when our management believes that available futures prices for our oil and natural gas production are sufficient to warrant hedging to ensure predicable cash flows for certain of the Company’s production.  Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-market gains or losses, as well as realized gains or losses on the derivative instruments, are currently recognized in our results of operations.  The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts.  For the years ended December 31, 2013 and 2012, we had hedging losses of approximately $459,000 and hedging gains of $59,000, respectively.

Lease operating expenses- Lease operating expenses for the year ended December 31, 2013 increased 20% compared to the year ended December 31, 2012 primarily due to increased production in 2013.  On a per Mcfe basis, lease operating expenses increased from $0.80 per Mcfe for the year ended December 31, 2012 to $0.91 per Mcfe for the year ended December 31, 2013 primarily due to the increase in oil production relative to natural gas.  Operating costs for oil producing properties are generally higher than for gas producing properties due to various factors including water disposal, well maintenance and other costs associated with oil producing properties.

Transportation costs- Transportation costs decreased 6% from approximately $1.7 million for the year ended December 31, 2012 to approximately $1.6 million for the year ended December 31, 2013.  On a per Mcfe basis, these expenses decreased from $0.63 per Mcfe for the year ended December 31, 2012 to $0.56 per Mcfe for the year ended December 31, 2013.  Due to the close geographical proximity to delivery points, the Company incurs minimal transportation costs on its oil production, the effect of which in conjunction with the large increase in oil sales in 2013 relative to 2012, reduces the Company’s overall average transportation costs per Mcf equivalent.

Production and property taxes- Production and property taxes decreased from approximately $1.4 million for the year ended December 31, 2012 to approximately $1.3 million for the year ended December 31, 2013.  This decrease is primarily attributed to a decrease in ad valorem tax expense partially offset by an increase in production taxes resulting from an increase in the Company’s oil and natural gas sales revenue.  Ad valorem tax rates assessed on production from previous periods and paid in 2013 decreased relative to prior periods, resulting in a reduction of ad valorem tax expense in 2013 compared to 2012.  Production taxes are generally calculated as a percentage of sales revenue, which averages approximately 4.2% for the Company.  Ad valorem taxes rates, which can fluctuate by year, are determined by individual counties where the Company has production and are assessed on the Company’s sales revenues one or two years in arrears depending upon the location of the production.

Depreciation, depletion and amortization (DD&A)- DD&A decreased from approximately $3.1 million for the year ended December 31, 2012 to approximately $2.9 million for the year ended December 31, 2013 primarily due to a 14% decrease in depletion rates for the year ended December 31, 2013 compared to the same period in 2012.  On a per Mcfe basis, DD&A decreased from $1.15 per Mcfe for the year ended December 31, 2012 to $1.01 per Mcfe for the year ended December 31, 2013.  This decrease is primarily attributed to a reduction in the depletable asset base caused by impairment expenses recognized in 2012.

Impairment of oil and gas properties- The Company did not recognize an impairment expense for the year ended December 31, 2013. The Company recognized a non-cash impairment expense of approximately $15.4 million for the year ended December 31, 2012 principally due to a decline in natural gas prices in 2012.

General and administrative expenses- General and administrative expenses for the year ended December 31, 2013 increased 10% from the same period in 2012.  As shown in the table below, additional stock-based compensation, a non-cash expense, accounts for the increase in total general and administrative expenses as all other general and administrative expenses decreased 4% for the year ended December 31, 2013 compared to the same period in 2012.  The increase in stock-based compensation for the year ended December 31, 2013 compared to the same period in 2012 is primarily due to restricted stock and restricted performance units granted during 2013.

	2013	2012	Increase/ (Decrease)
General and administrative expenses
(in thousands)
Stock-based compensation	$913	$300	$613
Other general and administrative expenses	4,238	4,401	(163)
Total general and administrative expenses	$5,151	$4,701	$450

Interest expense- Interest expense decreased from approximately $621,000 for the year ended December 31, 2012 to approximately $581,000 for the year ended December 31, 2013 primarily due to lower average debt balances and lower interest rates during the year ended December 31, 2013 compared to the same period in 2012.

In the third quarter of 2013, the Company’s effective interest rate was reduced as a result of an amendment to its credit agreement whereby the Company’s loans under the credit agreement were no longer subject to the minimum interest floor of 4.5% per annum for LIBOR tranches commencing after July 25, 2013 and loan amounts subject to the Alternate Base Rate after July 31, 2013.

Liquidity and Capital Resources

Our exploration, development, and acquisition activities require us to make significant operating and capital expenditures. Historically, we have used cash flow from operations and our bank credit facility as our primary sources of liquidity, and on occasion, we have engaged in asset monetization transactions.

Changes in market prices for oil and natural gas directly impact our level of cash flow generated from operations.  We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of December 31, 2013, we have outstanding natural gas hedges of 820,000 MMBtu for 2014 at an average price of $4.04 per MMBtu and 640,000 MMBtu for 2015 at an average price of $4.00 per MMBtu in addition to oil hedges of 30,000 barrels for 2014 at an average price of $93.20.  This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2014 and 2015.  However, future hedging activities may result in reduced income or even financial losses to us. See “Risk Factors—Our future use of hedging arrangements could result in financial losses or reduce income,” for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. As of December 31, 2013, our derivative counterparty was party to our credit facility, or its affiliates.

The other primary source of liquidity is our credit facility (described below), which had a borrowing base of $20.0 million of which $7.2 million was available as of December 31, 2013.  This facility is used to fund operations, capital programs, and acquisitions and to refinance debt, as needed and if available. The credit facility is secured by substantially all of our assets and matures in May 2017. See—“Bank Credit Facility” below for further details. We had approximately $12.8 million drawn on the credit facility as of December 31, 2013.

In addition, pursuant to the terms of the Second Participation Agreement between Liberty and the Company entered into February 25, 2014, Liberty will carry a greater percentage of the costs associated with drilling and completing the initial wells on the covered leases.  Nytis LLC has the right to provide additional net mineral acres prior to the later of (a) December 31, 2014 or (b) the date that is nine (9) months after the date that the last well was spud in the covered area and, upon delivery of a maximum amount of additional net mineral acres, Nytis LLC will be entitled to additional payments up to a maximum of $1.1 million.  Liberty has committed to participate on the basis described above in one (1) well per 1,000 net mineral acres associated with the covered leases, up to a maximum of 20 wells.  Following the drilling of these wells, Nytis LLC and Liberty will pay their respective costs on an unpromoted basis.

Our ability to access the debt and equity capital markets on economical terms is affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

We believe that our current cash and cash equivalents, expected future cash flows provided by operating activities, the $7.2 million of additional borrowing capacity available under our credit facility as of December 31, 2013 and the additional liquidity provided under the terms of the Second Participation Agreement, will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures (other than the potential acquisition of additional oil and natural gas properties), and our contractual obligations. However, if our revenue and cash flow decrease in the future as a result of a deterioration in domestic and global economic conditions or a significant decline in commodity prices, we may elect to reduce our planned capital expenditures. We believe that this financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate. See “Risk Factors,” for a discussion of the risks and uncertainties that affect our business and financial and operating results.

Bank Credit Facility

Nytis LLC has a bank credit facility which consists of a $50.0 million credit facility (the “Credit Facility”) with Bank of Oklahoma. The Credit Facility will mature in May 2017 and is guaranteed by Nytis USA and Carbon. Our availability under the Credit Facility is governed by a borrowing base (the “Borrowing Base”), which at December 31, 2013 was $20.0 million. The determination of the Borrowing Base is made by the lender in its sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and natural gas properties in accordance with the lender’s customary practices for oil and natural gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. The next redetermination of the Borrowing Base is expected to occur in May 2014. In addition to the semi-annual redeterminations, Nytis LLC and the lender each have discretion at any time, but not more often than once during a calendar year, to have the Borrowing Base redetermined.

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

Of the $50.0 million total nominal amount under the Credit Facility, Bank of Oklahoma held 100% of the total commitments.  As of December 31, 2013 there was approximately $12.8 million in borrowings under the Credit Facility.  The Company’s effective borrowing rate at December 31, 2013 was approximately 3.0%.

In addition, the Credit Facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements and agreements designated to protect the Company against changes in interest and currency exchange rates.  In June 2013, an amendment to the credit agreement increased the maximum line of credit available under hedging arrangements from $8.0 million to $9.5 million.

Historical Cash Flow

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
(in thousands)	2013	2012

Net cash provided by operating activities	$7,848	776
Net cash used in investing activities	$(9,516)	(3,175)
Net cash provided by financing activities	$1,583	2,254

Net cash provided by operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital.  Operating cash flows increased approximately $7.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to higher oil production volumes and higher oil and natural gas prices in 2013.

Net cash used in investing activities is primarily comprised of the acquisition, exploration, and development of oil and natural gas properties, net of dispositions of oil and natural gas properties. The increase in investing cash flows of approximately $6.3 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily due to an increase of $2.7 million in capital expenditures for the year ended December 31, 2013 as compared to the year ended December 31, 2012.  In addition, during the third quarter of 2012, the Company received approximately $3.7 million in connection with the Liberty Initial Participation Agreement which served to reduce net cash used in investing activities for 2012.

The decrease in financing cash flows of approximately $671,000 for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily due to lower net borrowings required to fund the Company’s capital expenditures.  During 2013, the Company generated and utilized operating cash flows to fund a significant portion of its capital expenditures.  In addition, Liberty, under the terms of the Initial Participation Agreement, carried a greater percentage of drilling and completion costs on certain of our wells drilled during 2013.  Both of these factors contributed to the reduction in financing cash flows.

Capital Expenditures

Capital expenditures for the years ended December 31, 2013 and 2012 are summarized in the following table:

	Years Ended December 31,
(in thousands)	2013	2012

Acquisition of oil and gas properties:
Unevaluated properties	$1,117	$509
Oil and natural gas producing properties	501	378

Drilling and development	7,818	5,734
Pipeline and gathering	1	227
Other	178	55
Total capital expenditures	$9,615	$6,903

Capital expenditures reflected in the table above represent cash used for capital expenditures. Our reserve report anticipates $2.6 million of future capital expenditures in 2014 which we intend to fund through cash flow from operations or our capacity on our borrowing base as needed.

Due to the higher price of oil relative to natural gas, the Company’s capital expenditure program was focused principally on the development of its oil prospects in 2013 and 2012.  In addition, we managed our capital expenditures by keeping our exploration and development capital spending near our cash flows which the Company can manage as it controls and operates substantially all the wells in which it has an interest.  We were able to expand our oil drilling program in 2013 by entering into the Initial Participation Agreement with Liberty.  Pursuant to this agreement, the Company received approximately $3.7 million in 2012 and the Company assigned Liberty a forty percent (40%) working interest in certain leases covered in the agreement.  Primary factors impacting the level of our capital expenditures include oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, general economic and market conditions, and weather disruptions.

Off-balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2013, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements, (ii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as natural gas transportation commitments, and (iii) natural gas physical delivery contracts that are not expected to be net cash settled and are considered to be normal sales contracts and not derivatives.  We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Critical Accounting Policies, Estimates, Judgments, and Assumptions

Full Cost Method of Accounting

The accounting for our business is subject to special accounting rules that are unique to the oil and natural gas industry.  There are two allowable methods of accounting for oil and natural gas business activities: the full cost method and the successful efforts method.  The differences between the two methods can lead to significant variances in the amounts reported in financial statements.  We have elected to follow the full cost method, which is described below.

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

Capitalized costs applicable to each full cost center are depleted using the units-of-production method based on conversion to common units of measure using one barrel of oil as an equivalent to six thousand cubic feet of natural gas. Changes in estimates of reserves or future development costs are accounted for prospectively in the depletion calculations. Based on this accounting policy, our December 31, 2013 and 2012 reserves estimates were used for our respective period depletion calculations. These reserves estimates were calculated in accordance with SEC rules. See “Business—Reserves” and Notes 1 and 2 to the Consolidated Financial Statements for a more complete discussion of the rule and our estimated proved reserves as of December 31, 2013 and 2012.

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test for each cost center. The full cost ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is not a fair value based measurement. Rather, it is a standardized mathematical calculation. The test determines a limit, or ceiling, on the book value of our oil and natural gas properties. That limit is basically the after tax present value of the future net cash flows from proved oil and natural gas reserves. This ceiling is compared to the net book value of the oil and natural gas properties reduced by any related net deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, an impairment or non-cash write-down is required. Our December 31, 2012 ceiling test calculations, which included a ceiling based on oil and natural gas reserves calculated using twelve-month average prices, resulted in the Company’s oil and natural gas properties exceeding the ceiling limitation by approximately $15.4 million and accordingly the Company took a non-cash charge to income for approximately $15.4 million for the year ended December 31, 2012.  For the year ended December 31, 2013, the Company did not incur a ceiling test impairment.  If oil and natural gas prices decrease, we may be required to recognize an impairment of our oil and gas properties in future periods, which could have a material adverse effect on our results of operations in the period recognized.

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

The full cost method is used to account for our oil and natural gas exploration and development activities, because we believe it appropriately reports the costs of our exploration programs as part of an overall investment in discovering and developing proved reserves.

Oil and Natural Gas Reserve Estimates

Our estimates of proved reserves are based on the quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, production and property taxes, development costs, and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent uncertainty in these engineering estimates, our reserves are used throughout our financial statements. For example, since we use the units-of-production method to amortize our oil and natural gas properties, the quantity of reserves could significantly impact our DD&A expense. Our oil and natural gas properties are also subject to a “ceiling test” limitation based in part on the quantity of our proved reserves.

Reference should be made to “Reserves” under “Description of Business,” and “Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves,” under “Risk Factors”.

Accounting for Derivative Instruments

We recognize all derivative instruments as either assets or liabilities at fair value. Under the provisions of authoritative derivative accounting guidance, we may or may not elect to designate a derivative instrument as a hedge against changes in the fair value of an asset or a liability (a “fair value hedge”) or against exposure to variability in expected future cash flows (a “cash flow hedge”). The accounting treatment for the changes in fair value of a derivative instrument is dependent upon whether or not a derivative instrument is a cash flow hedge or a fair value hedge, and upon whether or not the derivative is designated as a hedge. Changes in fair value of a derivative designated as a cash flow hedge are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of a derivative instrument designated as a fair value hedge, to the extent the hedge is effective, have no effect on the statement of operations, because changes in fair value of the derivative offsets changes in the fair value of the hedged item. Where hedge accounting is not elected or if a derivative instrument does not qualify as either a fair value hedge or a cash flow hedge, changes in fair value are recognized in earnings. We have elected not to use hedge accounting and as a result, all changes in the fair values of our derivative instruments are recognized in commodity derivative gains or losses in our consolidated statements of operations.

As of December 31, 2013 and 2012, the fair value of the Company’s derivative agreements was a current liability of approximately $326,000 and $87,000, respectively.  The fair value measurement of commodity derivative assets and liabilities are measured based upon our valuation model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) notional quantities, (d) current market and contractual prices for the underlying instruments; and (e) the counterparty’s credit risk.  Volatility in oil and natural gas prices could have a significant impact on the fair value of our derivative contracts.  See Note 10 to the Consolidated Financial Statements for further discussion.  The values we report in our financial statements change as these estimates are revised to reflect changes in market conditions or other factors, many of which are beyond our control.

Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period and we expect the volatility to continue. Actual gains or losses recognized related to our commodity derivative instruments will likely differ from those estimated at December 31, 2013 and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

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

In assessing the need for a valuation allowance on our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether future book income is sufficient to reverse existing temporary differences that give rise to deferred tax assets, as well as whether future taxable income is sufficient to utilize net operating loss and credit carryforwards. Assessing the need for, or the sufficiency of, a valuation allowance requires the evaluation of all available evidence, both negative and positive. Negative evidence considered by management primarily included a recent history of book losses which were driven primarily from ceiling test write-downs, which are not fair value based measurements. Positive evidence considered by management includes current and forecasted book income over a reasonable period of time.

As of December 31, 2013 and 2012, management assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to use the Company’s deferred tax assets and determined that it is not more-likely-than-not that the deferred tax assets would be realized in the near future.  Therefore, the Company recorded a full valuation allowance on its deferred tax assets as of December 31, 2013 and 2012.

Asset Retirement Obligations

We have obligations to remove tangible equipment and restore locations at the end of oil and natural gas production operations. Estimating the future restoration and removal costs, or asset retirement obligations, is difficult and requires management to make estimates and judgments, because most of the obligations are many years in the future, and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety, and public relations considerations.

Inherent in the calculation of the present value of our asset retirement obligations (“ARO”) are numerous assumptions and judgments, including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and natural gas property balance. Increases in the discounted ARO liability resulting from the passage of time are reflected as accretion expense in the consolidated statements of operations.

Non-GAAP Measures

Adjusted EBITDA

“EBITDA” and “Adjusted EBITDA” are non-GAAP financial measures.  We define EBITDA as net income (loss) before interest expense, taxes, depreciation, depletion and amortization.  We define Adjusted EBITDA as EBITDA prior to accretion of asset retirement obligations, ceiling test write downs of oil and gas properties and the gain or loss on sold investments or properties.  EBITDA and Adjusted EBITDA is consolidated including non-controlling interests and as used and defined by us, may not be comparable to similarly titled measures employed by other companies and are not a measure of performance calculated in accordance with GAAP.  EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flow provided by or used in operating, investing and financing activities or other income or cash flow statement data prepared in accordance with GAAP.  EBITDA and Adjusted EBITDA provide no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, and working capital movement or tax position. EBITDA and Adjusted EBITDA do not represent funds available for discretionary use because those funds are required for debt service, capital expenditures, working capital, income taxes, franchise taxes, exploration expenses, and other commitments and obligations. However, our management team believes EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

•
are widely used by investors in the oil and natural gas industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; and

•
help investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure; and are used by our management team for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting and by our lenders pursuant to a covenant under our credit facility.

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

The following table represents a reconciliation of our net earnings (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2013 and 2012.

	For the Year Ended
	December 31,
(in thousands)	2013	2012
Net income ( loss)	$4,268	$(17,484)
Adjustments:
Interest expense	581	621
Depreciation, depletion and amortization	2,922	3,136
EBITDA	7,771	(13,727)
Adjusted EBITDA
EBITDA	7,771	(13,727)
Adjustments:
Accretion of asset retirement obligations	138	105
Impairment of oil and gas properties	-	15,407
Adjusted EBITDA	$7,909	$1,785

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Carbon Natural Gas Company

We have audited the accompanying consolidated balance sheets of Carbon Natural Gas Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carbon Natural Gas Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP
Denver, Colorado March 26, 2014

CARBON NATURAL GAS COMPANY
Consolidated Balance Sheets
(In thousands)

	December 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$243	$328
Accounts receivable:
Revenue	2,551	2,665
Joint interest billings and other	416	344
Firm transportation contract obligations (note 12)	211	836
Due from related parties (note 14)	-	446
Prepaid expense, deposits and other current assets	95	114
Total current assets	3,516	4,733

Property and equipment, at cost (note 4)
Oil and gas properties, full cost method of accounting:
Proved, net	39,033	32,186
Unevaluated	2,235	1,126
Other property and equipment, net	287	242
	41,555	33,554

Investments in affiliates (note 5)	1,002	1,217
Other long-term assets	688	874
Total assets	$46,761	$40,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$6,605	$5,404
Firm transportation contract obligations (note 12)	556	2,200
Derivative liability	226	87
Total current liabilities	7,387	7,691
Non-current liabilities:
Derivative liability	100	-
Firm transportation contract obligations (note 12)	1,340	1,896
Asset retirement obligations (note 2)	2,699	2,321
Notes payable (note 6)	12,789	11,088
Total non-current liabilities	16,928	15,305

Commitments (note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 1,000,000 shares, no shares issued and outstanding at December 31, 2013 and 2012	-	-
Common stock, $0.01 par value; authorized 200,000,000 shares, 114,470,223 and 115,795,405 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,145	1,158
Additional paid-in capital	55,029	54,195
Non-controlling interests	3,045	3,088
Accumulated deficit	(36,773)	(41,059)
Total stockholders’ equity	22,446	17,382

Total liabilities and stockholders’ equity	$46,761	$40,378

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Twelve months ended December 31,
	2013	2012

Revenue:
Oil and gas	$18,681	$11,750
Commodity derivative (loss) gain	(459)	59
Other income	416	267
Total revenue	18,638	12,076

Expenses:
Lease operating expenses	2,620	2,188
Transportation costs	1,609	1,720
Production and property taxes	1,258	1,370
General and administrative	5,151	4,701
Depreciation, depletion and amortization	2,922	3,136
Accretion of asset retirement obligations	138	105
Impairment of oil and gas properties	-	15,407
Total expenses	13,698	28,627

Operating income (loss)	4,940	(16,551)

Other income and (expense):
Interest expense	(581)	(621)
Other expenses	-	(316)
Equity investment (loss) income	(91)	4
Total other (expense) and income	(672)	(933)

Income (loss) before income taxes	4,268	(17,484)

Income taxes:
Provision for income taxes expense	-	-

Net income (loss)	4,268	(17,484)

Net loss attributable to non-controlling interests	18	1,731

Net income (loss) attributable to controlling interest	$4,286	$(15,753)

Net income (loss) per common share:
Basic	$0.04	$(0.14)
Diluted	$0.04	$(0.14)
Weighted average common shares outstanding (in thousands):
Basic	112,479	112,228
Diluted	117,096	112,228

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Additional	Non-		Total
	Common Stock		Paid-in	Controlling	Accumulated	Stockholders’
	Shares	Amount	Capital	Interests	Deficit	Equity
Balances, December 31, 2011	114,185	$1,142	$53,922	$4,884	$(25,306)	$34,642
Stock-based compensation	-	-	300	-	-	300
Restricted stock granted	1,610	16	(16)	-	-	-
Other	-	-	(11)	-	-	(11)
Non-controlling interest:
Distributions, net	-	-	-	(65)	-	(65)
Net loss	-	-	-	(1,731)	(15,753)	(17,484)
Balances, December 31, 2012	115,795	$1,158	$54,195	$3,088	$(41,059)	$17,382
Stock-based compensation	-	-	913	-	-	913
Restricted stock activity including
amendments, vesting and shares
exchanged for tax withholding	(1,325)	(13)	(79)	-	-	(92)
Non-controlling interest:
Distributions, net	-	-	-	(25)	-	(25)
Net income (loss)	-	-	-	(18)	4,286	4,268

Balances, December 31, 2013	114,470	$1,145	$55,029	$3,045	$(36,773)	$22,446

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Twelve months ended December 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$4,268	$(17,484)
Items not involving cash:
Depreciation, depletion and amortization	2,922	3,136
Accretion of asset retirement obligations	138	105
Impairment of oil and gas properties	-	15,407
Unrealized derivative loss	239	395
Stock-based compensation expense	913	300
Equity investment loss (income)	91	(4)
Net change in:
Accounts receivable	857	572
Prepaid expenses, deposits and other current assets	20	(31)
Accounts payable, accrued liabilities and firm transportation contracts	(2,046)	(1,368)
Due (to)/from related parties	446	(252)
Net cash provided by operating activities	7,848	776

Cash flows from investing activities:
Development of properties and equipment	(9,114)	(6,525)
Cash paid for acquired properties	(501)	(378)
Proceeds from disposition of assets	-	3,656
Equity method investment	125	(88)
Other long-term assets	(26)	160
Net cash used in investing activities	(9,516)	(3,175)

Cash flows from financing activities:
Vested restricted stock exchanged for tax withholding	(92)	-
Proceeds from notes payable	2,700	5,730
Payments on notes payable	(1,000)	(3,400)
Distribution to non-controlling interests	(25)	(65)
Other	-	(11)
Net cash provided by financing activities	1,583	2,254

Net decrease in cash and cash equivalents	(85)	(145)

Cash and cash equivalents, beginning of period	328	473

Cash and cash equivalents, end of period	$243	$328

See Note 15  –  Supplemental Cash Flow Disclosure

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Carbon and its consolidated subsidiaries.  The Company owns 100% of Nytis USA.  Nytis USA owns approximately 99% of Nytis LLC.  Nytis LLC also holds interests in various oil and gas partnerships.

For partnerships where the Company has a controlling interest, the partnerships are consolidated.  The Company is currently consolidating 46 partnerships.  In these instances, the Company reflects the non-controlling ownership interest in partnerships and subsidiaries as non-controlling interests on its consolidated combined statements of operations and also reflects the non-controlling ownership interest in the net assets of the partnerships as non-controlling interests within stockholders’ equity on its consolidated balance sheets.  All significant intercompany accounts and transactions have been eliminated.

In accordance with established practice in the oil and gas industry, the Company’s Consolidated Financial Statements also include its pro-rata share of assets, liabilities, income, lease operating costs and general and administrative expenses of the oil and gas partnerships in which the Company has a non-controlling interest.

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

Accounts Receivable

The Company’s accounts receivable are primarily comprised of oil and natural gas revenues from producing activities conducted primarily in Illinois, Indiana, Kentucky, Ohio, Tennessee and West Virginia and from other exploration and production companies and individuals who own working interests in the properties that the Company operates. The Company grants credit to all qualified customers, which potentially subjects the Company to credit risk resulting from, among other factors, adverse changes in the industries in which the Company operates and the financial condition of its customers.  The Company continuously monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon its historical experience and any specific customer collection issues that it has identified.  At December 31, 2013 and 2012, the Company had not identified any collection issues related to its oil and gas operations and as a consequence no allowance for doubtful accounts was provided for on those dates.

Note 2 – Summary of Significant Accounting Policies (continued)

Oil and Natural Gas Sales

The Company principally sells its oil and natural gas production to various purchasers in the industry.  The table below presents percentages by purchaser that account for 10% or more of our total oil and natural gas sales for the years ended December 31, 2013 and 2012.  There are a number of purchasers in the areas that the Company sells its production to and accordingly, management does not believe that changing its primary purchasers or a loss of any other single purchaser would materially impact the Company’s business.

Purchaser	2013	2012
Purchaser A	39%	34%
Purchaser B	22%	29%
Purchaser C	11%	-
Purchaser D	7%	10%

The Company recognizes a receivable or a liability, whichever is appropriate, for revenues associated with over-deliveries or under-deliveries of natural gas to purchasers.  A purchaser imbalance receivable occurs when the Company delivers more natural gas than it nominated to deliver to the purchaser and the purchaser pays only for the nominated amount.  Conversely, a purchaser imbalance liability occurs when the Company delivers less natural gas than it nominated to deliver to the purchaser and the purchaser pays for the amount nominated.  As of December 31, 2013, the Company has a purchaser imbalance liability of approximately $117,000 which is recognized as a current liability in the Company’s consolidated balance sheet.

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

Capitalized costs are depleted by an equivalent unit-of-production method, converting oil to gas at the ratio of one barrel of oil to six thousand cubic feet of natural gas.  Depletion is calculated using capitalized costs, including estimated asset retirement costs, plus estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values.

No gain or loss is recognized upon disposal of oil and gas properties unless such disposal significantly alters the relationship between capitalized costs and proved reserves.  All costs related to production activities, including work-over costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense as incurred.

The Company performs a ceiling test quarterly.  The full cost ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10.  The ceiling test is not a fair value based measurement. Rather, it is a standardized mathematical calculation.  The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using the un-weighted arithmetic average of the first-day-of-the month price for the previous twelve month period, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties.  Should the net capitalized costs exceed the sum of the components noted above, a ceiling test write-down or impairment would be recognized to the extent of the excess capitalized costs.  Such impairments are permanent and cannot be recovered in future periods even if the sum of the components noted above exceeds capitalized costs in future periods.

For the year ended December 31, 2013, the Company did not recognize a ceiling test impairment as the Company’s full cost pool did not exceed the ceiling limitation.  For the year ended December 31, 2012, the Company recognized a ceiling test impairment of approximately $15.4 million.  Future declines in oil and natural gas prices could result in additional impairments of our oil and gas properties in future periods.

Note 2 – Summary of Significant Accounting Policies (continued)

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

Investments in Affiliates

Investments in non-consolidated affiliates are accounted for under either the equity or cost method of accounting as appropriate.  The cost method of accounting is used for investments in affiliates in which the Company has less than 20% of the voting interests of a corporate affiliate or less than 5% interest of a partnership or limited liability company and does not have significant influence.  Investments in non-consolidated affiliates, accounted for using the cost method of accounting, are recorded at cost and an impairment assessment of each investment is made annually to determine if a decline in the fair value of the investment, other than temporary, has occurred.  A permanent impairment is recognized if a decline in the fair value occurs.  If the Company holds between 20% and 50% of the voting interest in non-consolidated corporate affiliates or greater than a 5% interest of a partnership or limited liability company and exercises significant influence or control, the equity method of accounting is used to account for the investment.  The Company’s investment in an affiliate that is accounted for using the equity method of accounting increases or decreases by the Company’s share of the affiliate’s profits or losses and such profits or losses are recognized in the Company’s statements of operations. The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has occurred.  The amount of the impairment is based on quoted market prices, where available, or other valuation techniques.

Asset Retirement Obligations

The Company’s asset retirement obligations (“ARO”) relate to future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage and returning such land to its original condition.  The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and the cost of such liability is recorded as an increase in the carrying amount of the related long-lived asset by the same amount.  The liability is accreted each period and the capitalized cost is depleted on a units-of-production basis as part of the full cost pool.  Revisions to estimated AROs result in adjustments to the related capitalized asset and corresponding liability.

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

The following table is a reconciliation of ARO for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
(in thousands)	2013	2012

Balance at beginning of year	$2,321	$2,149
Accretion expense	138	105
Additions during period	123	75
Additions assumed with acquired properties	117	-
Costs incurred	-	(8)

Balance at end of year	$2,699	$2,321

Note 2 – Summary of Significant Accounting Policies (continued)

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative instruments and its credit facility.  The carrying value of cash and cash equivalents, accounts receivable, payables and accrued liabilities are considered to be representative of their fair value, due to the short maturity of these instruments.  The Company’s derivative instruments are recorded at fair value, as discussed below and in Note 10.  The carrying amount of the Company’s credit facility approximated fair value since borrowings bear interest at variable rates, which are representative of the Company’s credit adjusted borrowing rate.

Commodity Derivative Instruments

The Company enters into commodity derivative contracts to manage its exposure to oil and natural gas price volatility with an objective to achieve more predictable cash flows.  Commodity derivative contracts may take the form of futures contracts, swaps or options.  The Company has elected not to designate its derivatives as cash flow hedges.  All derivatives are initially and subsequently measured at estimated fair value and recorded as assets or liabilities on the consolidated balance sheets and the changes in fair value are recognized as gains or losses in revenues in the consolidated statements of operations.

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

In assessing the need for a valuation allowance on our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether future book income is sufficient to reverse existing temporary differences that give rise to deferred tax assets, as well as whether future taxable income is sufficient to utilize net operating loss and credit carryforwards. Assessing the need for, or the sufficiency of, a valuation allowance requires the evaluation of all available evidence, both negative and positive. Negative evidence considered by management primarily includes a history of book losses which are driven primarily from ceiling test write-downs, which are not fair value based measurements. Positive evidence considered by management includes current and forecasted book income over a reasonable period of time.

Stock - Based Compensation

Compensation cost is measured at the grant date, based on the fair value of the awards and is recognized on a straight-line basis over the requisite service period (usually the vesting period).

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

Note 2 – Summary of Significant Accounting Policies (continued)

For the year ended December 31, 2013, the diluted income per common share calculation excludes the dilutive effect of approximately 2.7 million common stock equivalents that were out-of-the money and approximately 3.2 million restricted performance units subject to future contingencies.  For the year ended December 31, 2012, the Company had approximately 4.7 million common stock equivalents that were excluded from the diluted loss per share as the effect would be anti-dilutive. When a loss exists, as for the year ended December 31, 2012, no potentially dilutive common shares are included in the computation of the diluted per share amount.

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

Adopted and Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).  The objective of ASU 2011-11 is to require an entity to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position.  In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with FASB ASC Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities lending transactions or similar agreements.  ASU 2011-11 and ASU 2013-01 are effective for interim and annual reporting periods beginning on or after January 1, 2013 and should be applied retrospectively.  The Company adopted ASU 2011-11 and ASU 2013-01 effective January 1, 2013, which did not have an impact on the Company’s consolidated statements other than additional disclosures.

Note 3 – Dispositions and Acquisitions

Liberty Participation Agreement

In September 2012, Nytis LLC entered into an initial participation agreement (the “Initial Participation Agreement”) with Liberty Energy LLC (“Liberty”) that allowed Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the Initial Participation Agreement, Liberty paid Nytis LLC approximately $3.7 million.  Upon receiving this payment, Nytis LLC assigned to Liberty a forty percent (40%) working interest in the covered leases.  In addition, Liberty paid a greater percentage of the costs associated with the first 20 wells drilled under the Initial Participation Agreement. As of December 31, 2013, Liberty has fulfilled its obligation under the Initial Participation Agreement and Nytis LLC and Liberty now pay their respective costs on an unpromoted basis.  See Note 16 regarding information on the Second Participation Agreement.

As the transaction did not significantly alter the relationship between capitalized costs and proved reserves, the Company did not recognize a gain or loss.  The proceeds from the Initial Participation Agreement were recorded as a reduction of the Company’s investment in its oil and gas properties.

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

During 2013, for nominal cash and assumption of nominal partner liabilities, the Company acquired additional partnership interests from other partners.

Note 4 – Property and Equipment

Net property and equipment at December 31, 2013 and 2012 consists of the following:

	As of December 31,
(in thousands)	2013	2012

Oil and gas properties:
Proved oil and gas properties	$100,769	$91,132
Unproved properties not subject to depletion	2,235	1,126
Accumulated depreciation, depletion, amortization and impairment	(61,736)	(58,946)
Net oil and gas properties	41,268	33,312

Furniture and fixtures, computer hardware and software, and other equipment	960	782
Accumulated depreciation and amortization	(673)	(540)
Net other property and equipment	287	242

Total net property and equipment	$41,555	$33,554

The Company had approximately $2.2 million and $1.1 million, at December 31, 2013 and 2012, respectively, of unproved oil and gas properties not subject to depletion.  At December 31, 2013 and 2012, the Company’s unproved properties consist principally of leasehold acquisition costs in the following areas:

	As of December 31,
(in thousands)	2013	2012

Illinois Basin:
Indiana	$446	$432
Illinois	354	314
Appalachian Basin:
Kentucky	1,367	314
Ohio	66	65
West Virginia	2	1

Total unproved properties not subject to depletion	$2,235	$1,126

During the years ended December 31, 2013 and 2012, expiring leasehold costs reclassified into proved property were approximately $4,000 and $55,000, respectively.  The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties.  These costs do not relate to any individually significant projects. The excluded properties are assessed for impairment at least annually.  Subject to industry conditions, evaluation of most of these properties and the inclusion of their costs in amortized capital costs are expected to be completed within five years.

The Company capitalized overhead applicable to acquisition, development and exploration activities of approximately $483,000 and $529,000 for the years ended December 31, 2013 and 2012, respectively.

Depletion expense related to oil and gas properties for the years ended December 31, 2013 and 2012 was approximately $2.8 million, or $0.96 per Mcfe, and $3.0 million, or $1.11 per Mcfe, respectively.  Depreciation and amortization expense related to furniture and fixtures, computer hardware and software and other equipment for the years ended December 31, 2013 and 2012 was approximately $133,000 and $99,000, respectively.

Note 5 – Equity Method Investment

The Company has a 50% interest in Crawford County Gas Gathering Company, LLC (CCGGC) which owns and operates pipelines and related gathering and treating facilities.  The Company’s gas production located in Illinois is gathered and transported on CCGGC’s gathering facilities.  The Company’s investment in CCGGC is accounted for under the equity method of accounting, and its share of the income or loss is recognized.  During 2013 and 2012, the Company recorded an equity method loss of approximately $91,000 and income of approximately $4,000, respectively, related to this investment.

Note 6 – Bank Credit Facility

Nytis LLC’s credit facility with Bank of Oklahoma, which matures in May 2017, has a borrowing base of $20.0 million and a maximum line of credit available under hedging arrangements of $9.5 million.  Carbon and Nytis USA are guarantors of Nytis LLC’s obligations under its credit facility.

No repayments of principal are required until maturity, except to the extent that outstanding balances exceed the borrowing base then in effect; however, the Company has the right both to repay principal at any time and to reborrow.  Subject to the agreement of the Company and the lender, the size of the credit facility may be increased up to $50.0 million.  The borrowing base is redetermined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redeterminations.  Under certain circumstances the lender may request an interim redetermination.  The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base.  Interest rates are based on either an Alternate Base Rate or LIBOR.  The portion of the loan based on an “Alternate Base Rate” is determined by the rate per annum equal to 1.5% plus the greatest of the following: (a) the Federal Funds Rate for such day plus one-half of one percentage point, (b) the Prime Rate for such day or (c) LIBOR for a one-month LIBOR Interest Period plus one percentage point.  The portion based on LIBOR is determined by the rate per annum equal to LIBOR plus between 2.5% and 3.25% for each LIBOR tranche.  Prior to July 2013, for all debt outstanding regardless if the loan was based on the Alternative Base Rate or LIBOR, there was a minimum floor of 4.5% per annum.  On June 28, 2013, the Company and Bank of Oklahoma amended the credit agreement whereby the Company’s loans under the credit agreement are no longer subject to the minimum interest rate floor of 4.5% per annum for LIBOR tranches commencing after July 25, 2013 and for loan amounts subject to the Alternate Base Rate after July 31, 2013.  The credit facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements in addition to agreements designated to protect the Company against changes in interest and currency exchange rates.

At December 31, 2013, there were approximately $12.8 million in outstanding borrowings and approximately $7.2 million of additional borrowing capacity available under the credit facility.  The Company’s effective borrowing rate at December 31, 2013 was approximately 3.0%.  The credit facility is collateralized by substantially all of the Company’s oil and gas assets.  The credit facility includes terms that place limitations on certain types of activities and the payment of dividends, and requires satisfaction of a minimum current ratio (the ratio of current assets (including borrowing base capacity) to current liabilities as defined) of 1.0 to 1.0 and a maximum funded debt ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges) for the most recently completed fiscal quarter times four) of 4.25 to 1.0 as of the end of any fiscal quarter.

The Company is in compliance with all covenants associated with the credit agreement as of December 31, 2013.

Note 7 – Income Taxes

The provision for income taxes for the years ended December 31, 2013 and 2012 consists of the following:

	Year Ended
(in thousands)	December 31, 2013	December 31, 2012

Current income tax (benefit) expense	$-	$-
Deferred income tax (benefit) expense	1,351	(5,647)
Change in valuation allowance	(1,351)	5,647

Total income tax (benefit) expense	$-	$-

Note 7 – Income Taxes (continued)

The effective income tax rate for the years ended December 31, 2013 and 2012 differed from the statutory U.S. federal income tax rate as follows:

	Year Ended
	December 31, 2013	December 31, 2012

Federal income tax rate	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(3.7)	(3.6)
Percentage depletion in excess of basis	3.9	.1
Non-controlling interest in consolidated partnerships	1.3	4.4
True-up of prior year depletion in excess of basis	5.7	-
Rate changes of prior year deferreds	(3.9)	1.8
Increase in valuation allowance and other	31.7	32.3

Total income tax (benefit)	0.0%	0.0%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 2013 and 2012 are presented below:

(in thousands)	December 31, 2013	December 31, 2012

Deferred tax assets:
Net operating loss carryforwards	$6,754	$5,777
Depletion carryforwards	1,435	1,022
Accrual and other	1,043	713
Derivatives	125	33
Asset retirement obligations	1,024	884
Property, plant and equipment	5,009	8,083
Total deferred tax assets	15,390	16,512

Deferred tax liability:
Interest in partnerships	(475)	(279)

Less valuation allowance	(14,915)	(16,233)

Net deferred tax asset	$-	$-

The Company has net operating losses (“NOL”) of approximately $17.2 million available to reduce future years’ federal taxable income.  The federal NOL expire in 2032.  The Company has NOL of approximately $18.2 million available to reduce future years’ state taxable income.  These state NOL will expire in the future based upon each jurisdiction’s specific law surrounding NOL carryforwards.  Tax returns are subject to audit by various taxation authorities.  The results of any audits will be accounted for in the period in which they are determined.

The Company believes that the tax positions taken in the Company's tax returns satisfy the more-likely-than-not threshold for benefit recognition.  Furthermore, the Company believes it has appropriately addressed material book-tax differences.  Carbon is confident that the amounts claimed (or expected to be claimed) in the tax returns reflect the largest amount of such benefits that are greater than fifty percent likely of being realized upon ultimate settlement.  Accordingly, no liabilities have been recorded by the Company.  Any potential adjustments for uncertain tax positions would be a reclassification between deferred tax assets related to the Company’s NOL and other deferred tax assets.

Note 8 – Stockholders’ Equity

Authorized and Issued Capital Stock

As of December 31, 2013, the Company had 200,000,000 shares of common stock, par value of $0.01 per share, authorized, 114,470,223 shares of common stock issued and outstanding and 1.0 million shares of preferred stock, par value of $0.01 per share, authorized of which none were issued and outstanding.  During the year ended December 31, 2013, changes in the Company’s issued and outstanding common stock reflect a reduction of restricted stock whose terms were amended such that they were no longer considered issued and outstanding, partially offset by a net increase for restricted stock that vested and was issued during the period.

Equity Plans Prior to Merger

In 2011, pursuant to an Agreement and Plan of Merger by and among St. Lawrence Seaway Corporation (“SLSC”), St. Lawrence Merger Sub, Inc. (“Merger Co.”) and Nytis USA, Merger Co. merged with and into Nytis USA with Nytis USA remaining as the surviving subsidiary of SLSC.

Pursuant to the merger, all options, warrants and restricted stock were adjusted to reflect the conversion ratio used in the merger.  As of December 31, 2013, the Company has 163,076 options outstanding and exercisable, 2,696,133 warrants (including 250,000 warrants granted by SLSC prior to the merger) outstanding and exercisable and 1,956,907 shares of common stock outstanding that are subject to restricted stock agreements.

Nytis USA Stock Option Plan

The following table reflects the outstanding option awards as of December 31, 2013 and 2012.  The awards were made by Nytis USA prior to the merger and were assumed as a result of the merger.  The number of shares and the option exercise price have been adjusted in line with the exchange ratio of Nytis USA shares for Carbon shares in the merger.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding – January 1, 2012	269,075	$.63	4.40

Forfeited	(105,999)	.67

Outstanding – December 31, 2012	163,076	.61	3.00

Outstanding – December 31, 2013	163,076	.61	2.00

Exercisable – December 31, 2013	163,076	$.61	2.00

Nytis USA Warrants

Prior to January 1, 2006, the Company granted 2,446,133 warrants to an officer of the Company.  Any shares to be issued upon exercise of the warrants would be from newly issued shares.  Utilizing the minimum valuation method under the Black-Scholes option price model, the Company determined that the fair value of the warrants at the date of grant was nil.  Each warrant enabled the holder to purchase one share of common stock of the Company, at an initial exercise price of $0.61 per share of common stock until expiry on June 1, 2015.  The initial warrant exercise price of $0.61 per share of common stock was to increase annually at 6% starting June 1, 2006 and the exercise price for each of the warrants at December 31, 2010 was $0.85.  Pursuant to the merger, the exercise price was fixed at $0.85.  Inclusive of 250,000 warrants granted by SLSC prior to the merger with an exercise price of $1.00 which expire on August 31, 2017, the Company has 2,696,133 warrants outstanding at December 31, 2013.  The number of warrants have been adjusted in line with the exchange ratio of Nytis USA shares for Carbon shares in the merger.

Note 8 – Stockholders’ Equity (continued)

Nytis USA Restricted Stock Plan

Under Nytis USA’s restricted stock plan, participants were granted stock without cost to the participant.

As of December 31, 2013, there were 1,956,907 shares of restricted stock issued under the Nytis USA Restricted Stock Plan (“Nytis USA Plan”).  The Company accounted for these grants at their intrinsic value.  Historically, the Company estimated that none of these shares would vest and accordingly, no compensation cost had been recorded through December 31, 2012.

On June 25, 2013, the vesting terms of these restricted stock grants were modified so that 25% of the shares would vest on the first of January from 2014 through 2017.  As such, the Company is recognizing compensation expense for these restricted stock grants based on the fair value of the shares on the date the vesting terms were modified.  Compensation costs recognized for these restricted stock grants were approximately $168,000 for the year ended December 31, 2013.  As of December 31, 2013, there was approximately $1.0 million of unrecognized compensation costs related to these restricted stock grants which the Company expects will be recognized ratably over the next 3.5 years.

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

Restricted Stock

Restricted stock awards for employees vest ratably over a three-year service period and for non-employee directors the awards vest upon the earlier of a change in control for the Company or the date their membership on the Board of Directors is terminated other than for cause.  The Company recognizes compensation expense for restricted stock based on the grant date fair value of the shares, amortized ratably over three years for employee awards (based on the required service period for vesting) and seven years for non-employee director awards (based on a market survey of the average tenure of directors among U.S. public companies).  The following table shows a summary of the Company’s unvested restricted stock under the Carbon Plan as of December 31, 2013 and 2012 as well as activity during the years then ended.

		Weighted Avg
	Number	Grant Due
	of Shares	Fair Value
Restricted stock awards, nonvested, January 1, 2012	-	N/A

Granted	1,610,000	$0.62

Restricted stock awards, nonvested, December 31, 2012	1,610,000	0.62

Granted	1,600,000	0.64

Vested	(429,997)	0.62

Restricted stock awards, nonvested, December 31, 2013	2,780,003	$0.63

Compensation costs recognized for these restricted stock grants were approximately $526,000 and $300,000 for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, there was approximately $1.2 million of unrecognized compensation costs related to these restricted stock grants which the Company expects to be recognized over the next 2.3 years.  In addition, during the year ending December 31, 2013, the Company modified certain rights related to these shares that eliminated voting and dividend rights until the shares vest, resulting in unvested shares no longer considered issued and outstanding.

Note 8 – Stockholders’ Equity (continued)

Restricted Performance Units

Performance units represent a contractual right to receive one share of the Company’s common stock subject to the terms and conditions of the agreements including the achievement of the price of the Company’s stock, relative to a defined peer group and the lapse of forfeiture restrictions pursuant to the terms and conditions of the agreements including for certain of the grants, the requirement of continuous employment by the grantee prior to a change in control of the Company.  The following table shows a summary of the Company’s unvested performance units as of December 31, 2013 and 2012 as well as activity during the years then ended.

Number
of Shares
Restricted performance units, non-vested, January 1, 2012	-

Granted	1,290,000

Forfeited	(123,840)

Restricted performance units, non-vested, December 31, 2012	1,166,160

Granted	1,920,000

Restricted performance units, non-vested, December 31, 2013	3,086,160

The Company accounts for the performance units granted during 2012 at their fair value, revaluated at each reporting period to determine if the performance criteria would be met.  The final measurement of compensation cost will be based on the performance units that ultimately vest and the market price on that date.  At December 31, 2013, the Company estimated that none of the performance units granted in 2012 would vest due to change in control provisions and accordingly, no compensation cost has been recorded.  As of December 31, 2013, if the change in control provisions pursuant to the terms and conditions of the agreements would have been met, the estimated unrecognized compensation cost related to the performance units granted in 2012 would have been approximately $991,000.

The performance units granted in 2013 contain specific vesting provisions and no change in control provisions.  Due to different vesting requirements compared to the performance units granted in 2012, the Company recognizes compensation expense for the performance units granted in 2013 based on the grant date fair value of the performance units, amortized ratably over three years (the performance period).  The fair value of the performance units granted in 2013 was estimated using a Monte Carlo simulation (“MCS”) valuation model.  MCS is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment.  Expected volatility was calculated based on the historical volatility of the Company’s common stock and those of our defined peer group.  The risk-free interest rate is determined based on the yield on U.S. Treasury strips with maturities similar to those of the expected term of the performance units.  The following table summarizes the assumptions used to estimate the grant date fair value of the performance unit awards granted in 2013.

Risk-free interest rate	0.39%
Company expected volatility	92.92%
Expected term	2.87 years
Dividend yield	-

The grant date fair value of the performance units granted in 2013 as determined by the valuation model was $0.54 per share.  For the year ended December 31, 2013, compensation costs of approximately $218,000 were recognized for the performance units granted in 2013.  As of December 31, 2013, there was approximately $818,000 of unrecognized compensation costs related to these grants.

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2013 and 2012 consist of the following:

	As of December 31,
(in thousands)	2013	2012

Accounts payable	$2,151	$790
Oil and gas revenue payable to oil and gas property owners	1,307	1,886
Production taxes payable	165	123
Drilling advances received from joint venture partner	740	537
Accrued drilling costs	162	75
Accrued lease operating costs	42	61
Accrued ad valorem taxes	681	596
Accrued general and administrative expenses	1,146	1,083
Accrued other	211	253

Total accounts payable and accrued liabilities	$6,605	$5,404

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012 by level within the fair value hierarchy:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2013
Liabilities:
Commodity derivatives	$-	$326	$-	$326

December 31, 2012
Liabilities:
Commodity derivatives	$-	$87	$-	$87

Note 10 – Fair Value Measurements (continued)

As of December 31, 2013, the Company’s commodity derivative financial instruments are comprised of nine natural gas swap agreements and five oil swap agreements.  As of December 31, 2012, the Company’s commodity derivative financial instruments were comprised of two natural gas swap agreements and two oil swap agreements.  The fair values of the swap agreements are determined under the income valuation technique using a discounted cash flow model.  The valuation model requires a variety of inputs, including contractual terms, published forward prices, volatilities for options and discount rates, as appropriate.  The Company’s estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, the Company’s credit worthiness and the time value of money.  The consideration of these factors results in an estimated exit-price for each derivative asset or liability under a market place participant’s view.  All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy. The counterparty in all of the Company’s commodity derivative financial instruments is the lender in the Company’s bank credit facility.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

The fair value of each of the following assets and liabilities measured and recorded at fair value on a non-recurring basis are based on unobservable pricing inputs and therefore, are included within the Level 3 fair value hierarchy.

The Company uses the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money.  During the years ended December 31, 2013 and 2012, the Company recorded asset retirement obligations for additions of approximately $240,000 and $75,000, respectively.  See Note 2 for additional information.

To determine the fair value of the proved developed properties acquired, the Company used a discounted cash flow model based on an income approach and made market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates.  The Company determined the appropriate discount rates used for the discounted cash flow analyses by first determining the Company’s weighted average cost of capital plus property specific risk premiums for the assets acquired.  The proved developed properties acquired have a much longer reserve to production ratio than its peer group and extreme sensitivities to changes in natural gas prices relative to the resultant present value of the proved developed properties.  The Company estimated property specific risk premiums taking those factors, among others, into consideration.

The fair value of the non-controlling interest in the partnerships the Company is required to consolidate, was determined based on the net discounted cash flows of the proved developed producing properties attributable to the non-controlling interests in these partnerships.

The Company assumed certain firm transportation contracts as part of an acquisition in 2011.  The fair value of the firm transportation obligations were determined based upon the contractual obligations assumed by the Company and discounted based upon the Company’s effective borrowing rate.  These contractual obligations are being amortized on a monthly basis as the Company pays these firm transportation obligations in the future.

Note 11 – Physical Delivery Contracts and Commodity Derivatives

The Company has historically used commodity-based derivative contracts to manage exposures to commodity price on certain of its oil and natural gas production.  The Company does not hold or issue derivative financial instruments for speculative or trading purposes.  The Company also enters into gas physical delivery contracts to effectively provide gas price hedges.  Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives.  Therefore, these contracts are not recorded at fair value in the Consolidated Financial Statements.

At December 31, 2013, the Company has a fixed price contract requiring physical deliveries for approximately 250 Mcf/day at an average sales price of $4.13 per Mcf from January 2014 through March 2014.  The Company’s other gas sales contracts approximate index prices.

Note 11 – Physical Delivery Contracts and Commodity Derivatives (continued)

The Company’s swap agreements as of December 31, 2013 are summarized in the table below:

	Natural Gas		Oil
		Weighted		Weighted
		Average		Average
Period	MMBtu	Price (a)	Bbl	Price (b)
Jan - Mar 2014	210,000	$4.01	9,000	$93.24
Apr - Jun 2014	210,000	$4.05	9,000	$93.24
Jul - Sep 2014	210,000	$4.05	6,000	$93.14
Oct - Dec 2014	190,000	$4.04	6,000	$93.14
Jan - Mar 2015	190,000	$3.98	-	-
Apr - Jun 2015	150,000	$4.02	-	-
Jul - Sep 2015	150,000	$4.02	-	-
Oct - Dec 2015	150,000	$4.02	-	-

(a)	NYMEX Henry Hub Natural Gas futures contract for the respective delivery month.
(b)	NYMEX Light Sweet Crude West Texas Intermediate futures contract for the respective delivery month.

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

The following table summarizes the fair value of the derivatives recorded in the consolidated balance sheets.  These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	As of December 31,
	2013	2012
Commodity derivative contracts:
Current liabilities	$326	$87

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the years ended December 31, 2013 and 2012.  These realized and unrealized gains and losses are recorded and included in commodity derivative (loss) gain in the accompanying consolidated statements of operations.

(in thousands)	For the year ended December 31,
	2013		2012
Commodity derivative contracts:
Realized (losses) gains		$(220)	$454
Unrealized losses		(239)	(395)

Total realized and unrealized (losses) gains, net	$	(459)	$59

Realized gains and losses are included in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows.

Note 11 – Physical Delivery Contracts and Commodity Derivatives (continued)

The counterparty in all of the Company’s derivative instruments is the lender in the Company’s bank credit facility; accordingly, the Company is not required to post collateral since the bank is secured by the Company’s oil and gas assets.  The Company nets its derivative instrument fair value amounts executed with its counterparty pursuant to an ISDA master agreement, which provides for the net settlement over the term of the contract and in the event of default or termination of the contract.  The following table summarizes the location and fair value amounts of all derivative instruments in the consolidated balance sheets, as well as the gross recognized derivative assets, liabilities and amounts offset in the consolidated balance sheets:

				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
		Assets/	Amounts	Assets/
	Balance Sheet Classification	Liabilities	Offset	Liabilities

Commodity derivative assets:	Current derivative asset	$26	$(26)	$-
	Other long-term assets	3	(3)	-
Total derivative assets		$29	$(29)	$-

Commodity derivative liabilities:	Current derivative liability	252	(26)	226
	Long-term derivative liability	103	(3)	100
Total derivative liabilities		$355	$(29)	$326

Due to the volatility of oil and natural gas prices, the estimated fair values of the Company’s derivatives are subject to large fluctuations from period to period.

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

The Company has entered into long-term firm transportation contracts to ensure the transport for certain of its gas production to purchasers.  Firm transportation volumes and the related demand charges for the remaining term of these contracts at December 31, 2013 are summarized in the table below.

Period	Dekatherms per day	Demand Charges
Jan - Mar 2014	7,250	$0.20 - $0.67
Apr - Oct 2014	6,450	$0.20 - $0.67
Nov 2014 - May 2015	4,450	$0.20 - $0.67
Jun 2015 - Dec 2017	3,300	$0.22 - $0.67
Jan 2018 - May 2036	1,000	$0.22

A liability of approximately $1.9 million related to firm transportation contracts assumed in a 2011 asset acquisition, which represents the remaining commitment, is reflected on the Company’s consolidated balance sheets as of December 31, 2013.  The fair value of these firm transportation obligations were determined based upon the contractual obligations assumed by the Company and discounted based upon the Company’s effective borrowing rate.  These contractual obligations are being amortized on a monthly basis as the Company pays these firm transportation obligations in the future.

The Company leases approximately 5,500 square feet of administrative office space in Denver, Colorado under an operating lease arrangement expiring in 2016 and approximately 5,300 square feet of office space in Lexington, Kentucky, expiring in 2016.  For the years ended December 31, 2013 and 2012, the Company incurred rental expenses of $189,000 and $148,000, respectively.  The Company has minimum lease payments for its office space and equipment of approximately $260,000, $238,000 and $171,000 for 2014, 2015 and 2016, respectively.

Note 13 – Retirement Savings Plan

The Company outsources certain payroll and human resource functions.  In conjunction with these arrangements, the Company has a 401(k) plan available to eligible employees.  The plan provides for 6% matching which vests immediately.  For the years ended December 31, 2013 and 2012, the Company paid approximately $192,000 and $168,000, respectively, for 401(k) contributions and related administrative expenses.

Note 14 – Related Party Transactions

Pursuant to a service agreement entered into in 2011 between the Company and a related entity, the Company managed, directed and supervised the operations and business of the related entity for a monthly fee of $15,000.  Effective June 30, 2012, the agreement was terminated.  For the year ended December 31, 2012, the Company received $90,000 in management fees.

Note 15 – Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures for the years ended December 31, 2013 and 2012 are presented below:

	For the Year Ended December 31,
(in thousands)	2013	2012

Cash paid for interest payments	$548	$590

Non-cash transactions:
Increase (decrease) in net asset retirement obligations	$240	$75
Increase (decrease) in accounts payable and accrued liabilities included in oil and gas properties	$1,046	$1,772
Receivables due from partners assumed in acquisitions	$20	$-

Note 16 – Subsequent Events

On February 25, 2014, Nytis LLC entered into a second participation agreement (the “Second Participation Agreement”) with Liberty Energy LLC (“Liberty”), that will allow Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the Second Participation Agreement, Liberty paid Nytis LLC approximately $1.7 million.  Upon receipt of this payment, Nytis LLC assigned to Liberty a forty percent (40%) working interest in the covered leases.  In addition, Liberty will carry a greater percentage of the costs associated with drilling and completing the initial wells on the covered leases.  Nytis LLC has the right to provide additional net mineral acres prior to the later of (a) December 31, 2014 or (b) the date that is nine (9) months after the date that the last well was spud in the covered area and, upon delivery of a maximum amount of additional net mineral acres, Nytis LLC will be entitled to additional payments up to a maximum of $1.1 million.  Liberty has committed to participate on the basis described above in one (1) well per 1,000 net mineral acres associated with the covered leases, up to a maximum of 20 wells.  Following the drilling of these initial wells, the parties will pay their respective costs on an unpromoted basis.

The Second Participation Agreement also provides for the reservation by Nytis LLC for an overriding royalty interest with respect to covered leases that include an agreed upon minimum net revenue interest.

Should Liberty decide not to participate in all of the initial wells on the basis described above, it will re-assign the 40% working interest for the properties in which it does not participate and will retain a 40% working interest in the approved spacing units associated with only those wells in which it did so participate.  If Liberty does participate fully in the initial wells then it will have no further re-assignment obligations and will hold its 40% working interest in all of the covered leases and the parties will continue to develop these oil and gas interests on an unpromoted basis pursuant to an industry-standard joint operating agreement.

Note 17 – Supplemental Financial Data – Oil and Gas Producing Activities (unaudited)

Estimated Proved Oil and Gas Reserves

The reserve estimates as of December 31, 2013 and 2012 presented herein were made in accordance with oil and gas reserve estimation and disclosure authoritative accounting guidance.

Proved oil and gas reserves as of December 31, 2013 and 2012 were calculated based on the prices for oil and gas during the twelve month period before the reporting date, determined as an un-weighted arithmetic average of the first-day-of-the month price for each month within such period.  This average price is also used in calculating the aggregate amount and changes in future cash inflows related to the standardized measure of discounted future cash flows.  Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.  SEC rules dictate the types of technologies that a company may use to establish reserve estimates, including the extraction of non-traditional resources, such as bitumen extracted from oil sands as well as oil and gas extracted from shales.

The Company’s estimates of its net proved, net proved developed, and net proved undeveloped oil and gas reserves and changes in its net proved oil and gas reserves for 2013 and 2012 are presented in the table below.  Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.  Existing economic conditions include the average prices for oil and gas during the twelve month period prior to the reporting date of December 31, 2013 and 2012 unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.  Prices do not include the effects of commodity derivatives.  The independent petroleum engineering firm, Cawley, Gillespie & Associates, Inc. (“CGA”), evaluated and prepared independent estimated proved reserves quantities and related pre-tax future cash flows as of December 31, 2013 and 2012.  To facilitate the preparation of an independent reserve study, we provided CGA our reserve database and related supporting technical, economic, production and ownership information.  Estimated reserves and related pre-tax future cash flows for the non-controlling interests of the consolidated partnerships included in the Company’s Consolidated Financial Statements, were based on CGA’s estimated reserves and related pre-tax future cash flows for the specific properties in the partnerships and have been added to CGA’s reserve estimates for December 31, 2013 and 2012.  (See Note 2)

Proved developed oil and gas reserves are proved reserves that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well or (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Proved undeveloped oil and gas reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Note 17 – Supplemental Financial Data – Oil and Gas Producing Activities (unaudited) (continued)

A summary of the Company’s changes in quantities of proved oil and gas reserves for the years ended December 31, 2013 and 2012 are as follows:

	2013			2012
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	MBbls	MMcf	MMcfe	MBbls	MMcf	MMcfe

Proved reserves, beginning of year	872	33,646	38,878	732	62,952	67,344
Revisions of previous estimates	(249)	3,459	1,965	(236)	(27,163)	(28,579)
Extensions and discoveries	305	1,394	3,224	457	274	3,016
Production	(107)	(2,252)	(2,894)	(52)	(2,417)	(2,729)
Purchases of reserves in-place	1	437	443	-	-	-
Sales of reserves in-place	-	-	-	(29)	-	(174)
Proved reserves, end of year	822	36,684	41,616	872	33,646	38,878

Proved developed reserves at:
End of year	748	35,317	39,805	489	33,398	36,332
Proved undeveloped reserves at:
End of year	74	1,367	1,811	383	248	2,546

The estimated proved reserves for December 31, 2013 and 2012 includes 3.3 Bcfe in each year attributed to non-controlling interests of consolidated partnerships.

In 2013 and 2012, revisions of previous oil estimates consisted of a decrease of approximately 109 and 74 MBbls, respectively, associated with performance declines and a decrease of approximately 161 and 163 MBbls, respectively, associated with offset proved undeveloped locations that were determined not to be viable.  Revisions in 2013 of previous estimates for natural gas are principally attributed to the increase in natural gas prices which extended the economic life of the wells; whereas, in 2012,  revisions of previous estimates for natural gas were primarily attributed to the loss of proved undeveloped locations due to significant decreases in natural gas prices.

Aggregate Capitalized Costs

The aggregate capitalized costs relating to oil and gas producing activities at the end of each of the years indicated were as follows:

	2013	2012
	(in thousands)
Oil and gas properties
Proved oil and gas properties	$100,769	$91,132
Unproved properties not subject to depletion	2,235	1,126
Accumulated depreciation, depletion, amortization and impairment	(61,736)	(58,946)
Net oil and gas properties	$41,268	$33,312

Note 17 – Supplemental Financial Data – Oil and Gas Producing Activities (unaudited) (continued)

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

The following costs were incurred in oil and gas property acquisition, exploration, and development activities during the years ended December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Property acquisition costs:
Unevaluated properties	$1,117	$509
Proved and unproved properties and gathering facilities	501	378
Development costs	7,818	5,734
Gathering facilities	1	227
Asset retirement obligations	240	75
Total costs incurred	$9,677	$6,923

The Company’s investment in unproved properties as of December 31, 2013, by the year in which such costs were incurred is set forth in the table below:

	2013	2012	2011 and Prior
	(in thousands)

Acquisition costs	$1,117	$509	$609

Results of Operations from Oil and Gas Producing Activities

Results of operations from oil and gas producing activities for the years ended December 31, 2013 and 2012 are presented below:

	2013	2012
	(in thousands)

Oil and gas sales, including commodity derivative gains	$18,222	$11,809
Expenses:
Production expenses	5,487	5,278
Depletion expense	2,789	3,037
Ceiling test write-down of oil and gas properties	-	15,407
Accretion of asset retirement obligations	138	105
Total expenses	8,414	23,827
Results of operations from oil and gas producing activities	$9,808	$(12,018)

Depletion rate per Mcfe	$0.96	$1.11

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

	December 31,
	2013	2012
	(in thousands)

Future cash inflows	$218,545	$174,832
Future production costs	(91,013)	(68,192)
Future development costs	(4,152)	(2,813)
Future income taxes	(13,920)	(8,078)
Future net cash flows	109,460	95,749
10% annual discount	(53,018)	(50,157)
Standardized measure of discounted future net cash flows	$56,442	$45,592

Changes in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

An analysis of the changes in the standardized measure of discounted future net cash flows during each of the last two years is as follows:

	December 31,
	2013	2012
	(in thousands)

Standardized measure of discounted future net cash flows, beginning of year	$45,592	$48,889
Sales of oil and gas, net of production costs and taxes	(13,194)	(6,471)
Price revisions	2,852	(23,045)
Extensions, discoveries and improved recovery, less related costs	10,869	13,892
Changes in estimated future development costs	980	30,777
Development costs incurred during the period	782	835
Quantity revisions	2,513	(15,395)
Accretion of discount	4,559	4,889
Net changes in future income taxes	-	-
Purchases of reserves-in-place	293	-
Sales of reserves-in-place	-	(213)
Changes in production rates timing and other	1,196	(8,566)
Standardized measure of discounted future net cash flows, end of year	$56,442	$45,592

The twelve month weighted averaged adjusted prices in effect at December 31, 2013 and 2012 were as follows:

	2013	2012
Oil (per Bbl)	$94.08	$91.88
Natural Gas (per Mcf)	$3.84	$2.80

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

Changes in Internal Control Over Financial Reporting.

There has not been any change in our internal control over financial reporting that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting ("ICFR") based on the criteria for effective ICFR established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

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

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following persons serve as executive officers and directors of Carbon.

Name	Age	Position

Patrick R. McDonald	57	Chief Executive Officer, Director

Mark D. Pierce	60	President

Kevin D. Struzeski	55	Chief Financial Officer, Treasurer and Secretary

James H. Brandi	65	Chairman of the Board

Bryan H. Lawrence	71	Director

Peter A. Leidel	57	Director

Edwin H. Morgens	72	Director

Executive Officer/Director

Patrick R. McDonald.  Mr. McDonald is Chief Executive Officer of Carbon Natural Gas Company (OTC:CRBO), a company involved in the oil and natural gas exploration and production business in the Appalachian and Illinois Basins of the United States.   From 1998 to 2003, Mr. McDonald was Chief Executive Officer, President and Director of Carbon Energy Corporation (AMEX:CRB), an oil and gas exploration and production company which in 2003 was merged with Evergreen Resources, Inc (NYSE:EVG).  From 1987 to 1997 Mr. McDonald was Chief Executive Officer, President and Director of Interenergy Corporation, a natural gas gathering, processing and marketing company which in December 1997 was merged with KN Energy Inc (NYSE:KNE).  Prior to that he worked as an exploration geologist with Texaco International Exploration Company where he was responsible for oil and gas exploration efforts in the Middle East and Far East.  Mr. McDonald received a Bachelor’s degree in Geology and Economics from Ohio Wesleyan University and a Masters degree in Business Administration Finance from New York University.  Mr. McDonald serves as Chief Executive Officer of Forest Oil Corporation (NYSE:FST). Mr. McDonald is a Certified Petroleum Geologist and is a member of the American Association of the Petroleum Geologists and of the Canadian Society of Petroleum Geologists.

Our Board of Directors believes that Mr. McDonald, as our Chief Executive Officer and as the founder of Nytis USA, should serve as a director because of his unique understanding of the opportunities and challenges that we face and his in-depth knowledge about the oil and natural gas business, and our long-term growth strategies.

Other Directors

The following information pertains to our non-employee directors, their principal occupations and other public company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills.

James H. Brandi.  Mr. Brandi has been a Director of the Company since March 28, 2012.  Mr. Brandi retired from a position as Managing Director of BNP Paribas Securities Corp., an investment banking firm, where he served from 2010 until late 2011.  From 2005 to 2010, Mr. Brandi was a partner of Hill Street Capital, LLC, a financial advisory and private investment firm which was purchased by BNP Paribas in 2010. From 2001 to 2005, Mr. Brandi was a Managing Director at UBS Securities, LLC, where he was the Deputy Global Head of the Energy and Power Group.  Prior to 2001, Mr. Brandi was a Managing Director at Dillon, Read & Co. Inc. and later its successor firm, UBS Warburg, concentrating on transactions in the energy and consumer goods areas.  Mr. Brandi currently serves as a director of Approach Resources Inc. (NASDAQ:AREX) and OGE Energy Corp. (NYSE:OGE).  Mr. Brandi is a trustee of The Kenyon Review and a former trustee of Kenyon College.

Our Board of Directors believes that Mr. Brandi should serve as director and our Chairman because of his experience on the Board of Directors of other public companies, which our Board believes will be beneficial to us as we move forward as a public company.  He also has extensive financial expertise from his educational background (Harvard MBA) and his 35 year career in investment banking. His background will be important in his role as Chairman of the Audit Committee and its oversight responsibility regarding the quality and integrity of our accounting and financial reporting process and the auditing of our financial statements.

Bryan H. Lawrence.  Mr. Lawrence has been a Director of the Company since February 14, 2011 and of Nytis USA since 2005.  Mr. Lawrence is a founder and member of Yorktown Partners LLC which was established in September 1990.  Yorktown Partners LLC is the manager of private equity partnerships that invest in the energy industry.  Mr. Lawrence had been employed at Dillon, Read & Co. Inc. since 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997.  Mr. Lawrence also serves as a Director of Hallador Energy Company (NASDAQ: HNRG), Star Gas Partners, L.P. (NYSE:SGU), Approach Resources, Inc. (NASDAQ: AREX) and certain non-public companies in the energy industry in which the Yorktown partnerships hold equity interests.  Mr. Lawrence served as a director of Carbon Energy Corporation and Interenergy Corporation.

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

Other Executive Officers

Mark D. Pierce.  Mr. Pierce has been President of the Company since October 2012 and was the general manager and Senior Vice President for Nytis LLC from 2009 to 2012.  From 2005 until 2009, he was Operations Manager for Nytis LLC.  He began his career at Texaco, Inc. in 1975 and worked for 20 years with Ashland Exploration, Inc. (“Ashland”).  At Ashland, he spent 12 years in the production/reservoir engineering area and then moved into the executive level with oversight at various times of marketing, finance, business development, external affairs, operations and land.  His experience includes both domestic and international work.  He is a registered Petroleum Engineer in Kentucky, West Virginia and Ohio.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the 1934 Act requires the Company’s directors and officers and any persons who own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files.  Based solely on our review of the copies of Forms 3, 4 and 5, and any amendments thereto furnished to us during the fiscal year ended December 31, 2013, we believe that during the Company’s 2013 fiscal year all filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were complied with.

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

The Audit Committee was formed on September 27, 2012 and held four meetings during 2013.  Prior to the formation of the Audit Committee, the entire Board as a whole acted as the Company’s Audit Committee.

The Compensation, Nominating and Governance Committee discharges the responsibilities of the Board with respect to our compensation programs and compensation of our executives and directors.  The Compensation, Nominating and Governance Committee has overall responsibility for determining the compensation of our executive officers and reviewing director compensation.  The Compensation, Nominating and Governance Committee is also charged with the administration of our 2011 Stock Incentive Plan.  The Compensation, Nominating and Governance Committee is presently comprised of Messrs. Morgens (Chairman), Brandi and Leidel, each of whom is an outside director for purposes of Section 162(m) of the Internal Revenue Code and a non-employee director for purposes of Rule 16b-3 under the Exchange Act.

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

The Compensation, Nominating and Governance Committee was formed on September 27, 2012 and held four meetings during 2013.  Prior to the formation of the Compensation, Nominating and Governance Committee, the entire Board as a whole acted as the Company’s Compensation, Nominating and Governance Committee.

Item 11.    Executive Compensation.

Summary Compensation Table

The following table sets forth information relating to compensation awarded to, earned by or paid to our Chief Executive Officer, President and Chief Financial Officer, Treasurer and Secretary by the Company during the fiscal years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Patrick R. McDonald Chief Executive Officer	2013 2012	300,000 337,500	21,563	256,000 256,000	294,240 129,375	97,390 104,677	947,630 849,115

Mark D. Pierce President	2013 2012	200,000 181,296		128,000 128,000	137,696 45,275	26,710 25,932	492,406 380,503

Kevin D. Struzeski Chief Financial Officer, Treasurer and Secretary (1)	2013 2012	225,000 213,750	21,000	128,000 128,000	148,658 63,000	71,535 67,600	573,193 493,350

(1)	Reflects the full grant date fair value of restricted stock awards granted in 2013 and 2012 calculated in accordance with FASB ASC Topic 718.

(2)
All Other Compensation in 2013 and 2012 was comprised of (i) unused vacation, (ii) contributions made by the Company or Nytis Exploration Company to its 401(k) plans, (iii) premiums paid on life insurance policies on such employee’s life, and (iv) other taxable fringe benefits.

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

The Company believes that the compensation environment for qualified professionals in the industry in which we operate is highly competitive.  In order to compete in this environment, the compensation of our executive officers is primarily comprised of the following four components:

➢	Base salary;
➢	2011 Stock Incentive Plan benefits;
➢	Annual Incentive Plan Payments; and
➢	Other employment benefits.

Base Salary. Base salary, paid in cash, is the first element of compensation to our officers. In determining base salaries for our key executive officers, the Company aims to set base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals. The Board of Directors  and the Compensation, Nominating and Governance Committee believes that base salary should be relatively stable over time, providing the executive a dependable, minimum level of compensation, which is approximately equivalent to compensation that may be paid by competitors for persons of similar abilities. The Board of Directors and the Compensation, Nominating and Governance Committee believes that base salaries for our executive officers are appropriate for persons serving as executive officers of public companies similar in size and complexity to the Company.

2011 Stock Incentive Plan Benefits. Each of the Company’s executive officers is eligible to be granted awards under the Company’s equity compensation plans.  The Company believes that equity based compensation helps align management and executives’ interests with the interests of our stockholders. Our equity incentives are also intended to reward the attainment of long-term corporate objectives by our executives. We also believe that grants of equity-based compensation are necessary to enable us to be competitive from a total remuneration standpoint.  At the present time, we have one equity incentive plan for our management and employees, the 2011 Stock Incentive Plan. We have no set formula for granting awards to our executives or employees. In determining whether to grant awards and the amount of any awards, we take into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations and the total compensation package.

Annual Incentive Plan.  Cash payments made under the provisions of the Company’s Annual Incentive Plan (“AIP”) is another prong of our compensation plan.  The Board of Directors and the Compensation, Nominating and Governance Committee believes that it is appropriate that executive officers and other employees have the potential to receive a portion of their annual compensation based upon the achievement of defined objectives in order to encourage performance to achieve these key corporate objectives and to be competitive from a total remuneration standpoint.

Payments in 2012 were determined under the provisions of the Carbon Natural Gas Company 2011 Annual Incentive Plan whereby fifty percent of the AIP payments were determined at the discretion of the Board taking into consideration the factors listed above and fifty percent of the AIP payments were determined and weighted based upon the performance measures and objectives as follows:

Performance Measure	Weighting	Objective
Total Shareholder Return	25%	7.5% Increase
EBITDA per Debt Adjusted Share Growth	25%	7.5% Increase
Net Total Proved Reserve Growth	25%	7.5% Increase
Net Annual Production Growth	25%	7.5% Increase

Payments in 2013 were determined under the provisions of the Carbon Natural Gas Company 2012 Annual Incentive Plan whereby forty percent of the AIP payments were determined at the discretion of the Board taking into consideration the factors listed above and sixty percent of the AIP payments were determined and weighted based upon the performance measures and objectives as follows:

Performance Measure	Weighting	Objective
Total Shareholder Return	20%	Rank Within Peer Group
EBITDA per Debt Adjusted Share Growth	20%	7.5% Increase
Net Total Proved Reserve Growth	20%	7.5% Increase
Net Annual Production Growth	20%	7.5% Increase
Lease Operations Expense ($/Unit)	20%	$1.20/Mcfe (6:1 equivalent basis)

In general terms, the Annual Incentive Plans were designed to meet the following objectives:

•	Provide an incentive plan framework that is performance-driven and focused on objectives that were critical to Carbon’s success during the plan period dates;
•	Offer competitive cash compensation opportunities to the executive officers and all employees;
•	Incentivize and reward outstanding achievement; and
•	Incentivize the creation of new assets, plays and values.

In addition, the Annual Incentive Plans provided cash pools for all employees.  Once the pools were established, awards were allocated by the executive officers to individuals based on their assessment as to individual or group performances.

The employment agreements we have entered into with our executive officers provide that each is eligible to receive a cash bonus.  Such bonuses were considered and determined by the Board of Directors prior to the formation of the Compensation, Nominating and Governance Committee and are now considered and determined by the Compensation, Nominating and Governance Committee.

Other Compensation/Benefits. Another element of the overall compensation is through providing our executive officers various employment benefits, such as the payment of health and life insurance premiums on behalf of the executive officers. Our executive officers are also eligible to participate in our 401(k) plan on the same basis as other employees and the Company historically has made matching contributions to the 401(k) plan, including for the benefit of our executive officers.

Pursuant to employment agreements with Messrs. McDonald, Pierce and Struzeski, such officers are entitled to certain payments upon termination of employment.  Other than these arrangements, we currently do not have any compensatory plans or arrangements that provide for any payments or benefits upon the resignation, retirement or any other termination of any of our executive officers, as the result of a change in control, or from a change in any executive officer’s responsibilities following a change in control.

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

The following table reports compensation earned by or paid to our non-employee directors during 2013.

Fees Earned or
Paid in Cash
Name(1)(2)	($)
James H. Brandi	30,000
Bryan H. Lawrence	-
Peter A. Leidel	-
Edwin H. Morgens	20,000

(1)  Mr. McDonald, our Chief Executive Officer, is not included in this table as he is an employee of ours and receives no separate compensation for his services as a director.  The compensation received by Mr. McDonald as an employee is shown above under “Executive Compensation – Summary Compensation Table.”

(2)  During 2013, Messrs. Brandi, Lawrence, Leidel and Morgens were each awarded 80,000 restricted shares of our common stock. The aggregate number of unvested restricted stock awards outstanding at December 31, 2013 for each of our non-employee directors is 160,000.

Outstanding Equity Awards at December 31, 2013

The following tables sets forth information concerning unexercised stock options, warrants, and unvested restricted stock and performance unit awards, each as held by our executive officers as of December 31, 2013.

OPTION AWARDS (1)
Award Recipient	Option for # of Shares	# Vested	Exercise Price per Share	Date Granted	Expiration

Kevin Struzeski	163,076	163,076	$0.61	3/16/2006	1/1/2016

WARRANT AWARDS (1)
Award Recipient	Option for # of Shares	# Vested	Exercise Price per Share	Date Granted	Expiration

Patrick R. McDonald (2)	2,446,133	2,446,133	$0.85	05/19/2005	06/01/2015

Former SLSC Officers and Directors	250,000	250,000	$1.00	01/10/2007	08/31/2017
	2,696,133	2,696,133

STOCK AWARDS

	Equity Incentive Plan Awards			Market Value
	# of Unvested Shares			of Unvested
	Restricted		Performance	Shares
Award Recipient	Stock		Units	$(3)

Patrick R. McDonald	1,508,449	(1)		1,282,182
	666,667		961,600	1,384,027
	2,175,116		961,600	2,666,209

Mark D. Pierce	40,769	(1)		34,654
	333,333		480,800	692,013
	374,102		480,800	726,667

Kevin D. Struzeski	407,689	(1)		346,536
	333,333		480,800	692,013
	741,022		480,800	1,038,549

The following table reflects unvested stock awards held by our executive officers as of December 31, 2013 that have time-based vesting.  These stock awards will vest as follows if the named executive officer has remained in continuous employment through each such date:

Award Recipient	2014	2015	2016	Thereafter

Patrick R. McDonald	643,778	643,779	510,446	377,113

Mark D. Pierce	143,526	143,525	76,858	10,193

Kevin D. Struzeski	235,256	235,255	168,588	101,923

The following table reflects unvested performance stock awards held by our executive officers as of December 31, 2013 that vest either upon a change in control of the Company or based upon the achievement of the price of the Company’s stock relative to a defined peer group.  These performance stock awards will vest as follows if the named executive officer has remained in continuous employment with the Company through the date of a change in control and if the executive officer earns 100% of the performance stock award based upon the achievement of the price of the Company’s stock relative to its peer group:

	Change	Stock Price Relative
Award Recipient	of Control	to Peer Group

Patrick R. McDonald	361,600	600,000

Mark D. Pierce	180,800	300,000

Kevin D. Struzeski	180,800	300,000

(1) Awards made by Nytis USA prior to the Merger and were assumed as a result of the Merger, the number of shares and the exercise price, when applicable, have been adjusted in line with the exchange ratio of Nytis USA shares for Company shares in the Merger.

(2) Grantee is McDonald Energy LLC, over which Mr. McDonald has voting and investment power.

(3) Reflects the value of unvested shares of restricted stock and performance unit awards held by our executive officers as of December 31, 2013 measured by the closing market price of our common stock on December 31, 2013, which was $.85 per share.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 5, 2014 the Company had 114,470,223 shares of common stock outstanding.  The following sets forth certain information about the number of common shares owned by (i) each person (including any group) known to us that beneficially owns five percent or more of the common shares (the only class of the Company’s voting securities), (ii) each of our directors and named executive officers, and (iii) all named executive officers and directors as a group.  Unless otherwise indicated, the stockholders possess sole voting and investment power with respect to the shares shown.  The business address for each of the Company’s officers and directors is 1700 Broadway, Suite 1170, Denver, Colorado 80290.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)	Percent of Class(2)

5% Stockholders
Yorktown Energy Partners V, L.P. 410 Park Avenue, 19th Floor New York, NY 10022	17,938,309	15.7%
Yorktown Energy Partners VI, L.P. 410 Park Avenue, 19th Floor New York, NY 10022	17,938,309	15.7%
Yorktown Energy Partners IX, L.P. 410 Park Avenue, 19th Floor New York, NY 10022	22,222,222	19.4%
Arbiter Partners Capital Management LLC 11 East 44th Street, Suite 700 New York, NY 10017	13,066,667	11.4%
Austin W. Marxe, David M. Greenhouse and Adam C. Stettner (3) 527 Madison Avenue Suite 2600 New York, New York 10022	10,888,889	9.5%
RBCP Energy Fund Investments, LP c/o Cadent Energy Partners, LLC 4 High Ridge Park, Suite 303 Stamford, CT 06905	8,153,777	7.1%
Wynnefield Capital (4) 450 Seventh Avenue Suite 509 New York, New York 10123	6,444,445	5.6%

Name of Beneficial Owner	Amount of Beneficial Ownership(1)	Percentage(2)

Executive Officers and Directors

James H. Brandi, Director (5)	-	*

Bryan H. Lawrence, Director (6)	58,098,840	50.8%

Peter A. Leidel, Director (7)	58,098,840	50.8%

Patrick R. McDonald, Chief Executive Officer and Director (8)	4,794,646	4.1%

Edwin H. Morgens, Director (9)	1,666,667	1.5%

Mark D. Pierce, President(10)	216,702	*

Kevin D. Struzeski, Chief Financial Officer, Treasurer and Secretary(11)	749,444	*

All directors and executive officers as a group (seven persons) (12)	65,526,299	55.7%

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

(3)  Consists of (i) 7,555,556 common stock shares owned by Special Situations Fund III QP, L.P. (“SSFQP”), (ii) 2,222,222 common stock shares owned by Special Situations Cayman Fund, L.P. (“SSF Cayman”) and (iii) 1,111,111 common stock shares owned by Special Situations Private Equity Fund, L.P. (“SSFPE”).  Austin W. Marxe (“Marxe”), David M. Greenhouse (“Greenhouse”) and Adam C. Stettner (“Stettner”), are members of SSCayman LLC (“SSCay”), the general partner of SSF Cayman.  Messrs. Marxe, Greenhouse and Stettner are controlling principals of AWM Investment Company, Inc. (“AWM”), the general partner of MGP Advisers Limited Partnership (“MGP”), the general partner of SSFQP.  Messrs. Marxe, Greenhouse and Stettner are members of MG Advisers L.L.C. (“MG”), the general partner of SSFPE.  AWM serves as the investment adviser to SSF Cayman, SSFQP and SSFPE.  Through their control of SSCay, MGP and AWM, Messrs. Marxe, Greenhouse and Stettner share voting and investment control over the portfolio securities of each of the funds listed above.

(4)  Includes (i) 2,887,111 common stock shares owned by Wynnefield Partners Small Cap Value, LP I, (ii) 1,997,778 common stock shares owned by Wynnefield Partners Small Cap Value, LP and (iii) 1,559,556 common stock shares owned by Wynnefield Small Cap Value Offshore Fund, Ltd., over which Wynnefield Capital has voting and investment power.

(5) Does not include 160,000 restricted shares of our common stock, which vest upon the earlier of a change in control of the Company or the date the director’s membership on the Board is terminated other than for cause.

(6)  Includes (i) 17,938,309 common stock shares owned by Yorktown Energy Partners V, L.P., (ii) 17,938,309 common stock shares owned by Yorktown Energy Partners VI, L.P. and (iii) 22,222,222 common stock shares owned by Yorktown Energy Partners IX, L.P. over which Mr. Lawrence and Mr. Leidel have voting and investment power.  Does not include 160,000 restricted shares of our common stock, which vest upon the earlier of a change in control of the Company or the date the director’s membership on the Board is terminated other than for cause.

(7)  Includes (i) 17,938,309 common stock shares owned by Yorktown Energy Partners V, L.P., (ii) 17,938,309 common stock shares owned by Yorktown Energy Partners VI, L.P. and (iii) 22,222,222 common stock shares owned by Yorktown Energy Partners IX, L.P. over which Mr. Lawrence and Mr. Leidel have voting and investment power.  Does not include 160,000 restricted shares of our common stock, which vest upon the earlier of a change in control of the Company or the date the director’s membership on the Board is terminated other than for cause.

(8)  Includes (i) 482,704 shares owned by McDonald Energy, LLC over which Mr. McDonald has voting and investment power, (ii) stock purchase warrants held by McDonald Energy, LLC exercisable for 2,446,133 shares of common stock and (iii) 266,667 shares of restricted stock that will vest within 60 days.  Does not include 400,000 and 961,600 shares of unvested restricted and performance units, respectively.

(9) Does not include 160,000 restricted shares of our common stock, which vest upon the earlier of a change in control of the Company or the date the director’s membership on the Board is terminated other than for cause.

(10) Includes 133,333 shares of restricted stock that will vest within 60 days.  Does not include 200,000 and 480,800 shares of unvested restricted stock and performance units, respectively.

(11) Includes (i) stock options exercisable for 163,076 shares of common stock and 133,333 shares of restricted stock that will vest within 60 days.  Does not include 200,000 and 480,800 shares of unvested restricted stock and performance units, respectively.

(12)  The shares over which both Mr. Lawrence and Mr. Leidel have voting and investment power are the same shares and the percentage of total shares has not been aggregated for purposes of these calculations.

Equity Compensation Plans

Our Board of Directors has adopted the 2011 Stock Incentive Plan (the “Plan”) and such Plan was approved by the stockholders on December 8, 2011 at the annual meeting of stockholders.  As of December 31, 2013 the Company has issued 3,210,000 restricted shares and 3,086,160 restricted performance units under the plan.  Information regarding options outstanding as December 31, 2013 is set forth under the heading “Market for Common Equity and Related Stockholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans” above.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships

Nytis Exploration Company is an independent oil and gas company that engages in the exploration, development, production, marketing and sale of oil, gas, coalbed methane and other hydrocarbons in locations outside of the United States.  Carbon and Nytis Exploration Company are related in that the same individuals serve as directors of both corporations and, prior to the closing of the Private Placement, a majority of the outstanding stock of each corporation was owned by the same stockholders.  However, Nytis Exploration Company is not currently a direct or indirect subsidiary of the Company.  Through June 30, 2011 the Company engaged Nytis Exploration Company to assist in the management, direction and supervision of the operations and business functions of the Company.  A service agreement between the Company and Nytis Exploration Company provided for certain restrictions on Nytis Exploration Company’s authority to perform acts in connection with the business of the Company and established provisions for the compensation of Nytis Exploration Company in performing these duties.  Under this arrangement from time to time, Nytis Exploration Company provided personnel (including Mr. McDonald and Mr. Struzeski) and funding for certain of the operations of Nytis USA and Nytis LLC.  As of July 1, 2011, Nytis Exploration Company personnel providing services to the Company (including Mr. McDonald and Mr. Struzeski) became Company employees.  However, the Company allowed these persons, including Mr. McDonald and Mr. Struzeski, to continue to provide services to Nytis Exploration Company; pursuant to a new service agreement, effective July 1, 2011, which provided for a flat fee payment of $15,000 per month for the costs associated with such persons’ service to Nytis Exploration Company.  Effective July 1, 2012, this service agreement was not renewed.  Mr. McDonald and Mr. Struzeski continue to provide a limited amount of services to Nytis Exploration Company.  In the fourth quarter of 2013, Nytis Exploration Company filed a certificate of corporate dissolution with the State of Delaware which will further reduce the time commitment required of Mr. McDonald and Mr. Struzeski to provide services to Nytis Exploration Company.

Related Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders since January 1, 2013.

Employment Agreements

See the Executive Compensation section of this Annual Report for a discussion of employment agreements between Messrs. McDonald, Pierce and Struzeski and the Company.

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

Item 14.    Principal Accountant Fees and Services.

Audit and Audit Related Service Fees

Our independent registered public accounting firm, EKS&H LLLP (“EKSH”) billed us aggregate fees in the amount of approximately $160,000 and $157,000 for the fiscal years ended December 31, 2013 and 2012 respectively.  These amounts were billed for professional services that EKSH provided for the audit of our annual financial statements, review of the interim Consolidated Financial Statements included in our reports on Forms 10-Q, and other services typically provided by an auditor in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax Fees

EKSH did not bill us for any tax fees for the fiscal years ended December 31, 2013 and 2012.

All Other Fees

EKSH billed us for permitted, pre-approved information technology support fees of $67,000 and $50,000 for the fiscal years ended December 31, 2013 and 2012, respectively.

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

The Board of Directors prior to the formation of the Audit Committee and the Audit Committee subsequent to its formation, considers at each of its meetings whether to approve any audit services or non-audit services.  In some cases, management may present the request; in other cases, the auditors may present the request.  The Board of Directors approved EKSH performing our audit for the 2013 fiscal year.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)   The following documents are filed as part of this report or are incorporated by reference:

(1)	Financial Statements:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets—December 31, 2013 and 2012

3.	Consolidated Statements of Operations—Years Ended December 31, 2013 and 2012

4.	Consolidated Statements of Shareholders' Equity—Years Ended December 31, 2013 and 2012

5.	Consolidated Statements of Cash Flows—Years Ended December 31, 2013 and 2012

6.	Notes to Consolidated Financial Statements—Years Ended December 31, 2013 and 2012

(2)        Financial Statement Schedules: All schedules have been omitted because the information is either not required or is set forth in the financial statements or the notes thereto.

(3)        Exhibits: See the Index of Exhibits listed in Item 15(b) hereof for a list of those exhibits filed as part of this Annual Report on Form 10-K.

(b)   Index of Exhibits:

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated January 31, 2011 by and among the Company, St. Lawrence Merger Sub, Inc. and Nytis Exploration (USA), Inc., incorporated by reference to Exhibit 2.1 to Form 8-K filed February 1, 2011.

3(i)(a)	Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company, incorporated by reference to Exhibit 3(i) to Form 8-K filed on May 5, 2011.
3(i)(b)
Amended and Restated Certificate of Designation with respect to Series A Convertible Preferred Stock or Carbon Natural Gas Company, incorporated by reference to Exhibit 3(i) to Form 8-K filed July 6, 2011.

3(i)(c)	Certificate of Amendment to Certificate of Incorporation of Carbon Natural Gas Company, incorporated by reference to Exhibit 3(i) to Form 8-K filed on July 19, 2011.
3(ii)	Amended and Restated Bylaws of St. Lawrence Seaway Corporation, incorporated by reference to Exhibit 3(i) to Form 8-K/A filed on March 31, 2011.
10.1
Amended and Restated Credit Agreement, by and between Nytis Exploration Company LLC and Bank of Oklahoma, National Association, dated May 31, 2010, incorporated by reference to Exhibit 10.2 to Form 8-K/A filed on March 31, 2011.

10.1(a)	Guaranty from Nytis USA to Bank of Oklahoma, National Association, dated June 21, 2005, incorporated by reference from Exhibit 10.2(a) to Form 8-K/A filed on March 31, 2010.
10.1(b)
Consent of Guarantor and Amendment of Guaranty from Nytis USA to Bank of Oklahoma, National Association, dated May 31, 2010, incorporated by reference to Exhibit 10.2(b) to Form 8-K/A filed on March 31, 2011.

10.2
Second Amendment of Amended and Restated Credit Agreement, Limited Waiver and Borrowing Base Redetermination, by and between Nytis Exploration Company LLC and Bank of Oklahoma, National Association, dated May 31, 2010 as amended on June 10, 2011, incorporated by reference to Exhibit 10.3 to Form S-1 filed on August 12, 2011.

10.3	Guaranty from the Company to Bank of Oklahoma, National Association, dated June 10, 2011, incorporated by reference to Exhibit 10.3 to Form S-1 filed on August 12, 2011.
10.4
Participation Agreement by and between the Company, Nytis Exploration Company LLC and Liberty Energy LLC, dated September 17, 2012, incorporated by reference to Exhibit 10 to Form 10-Q filed on November 14, 2012.

10.5	Employment Agreement between the Company and Patrick McDonald, incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 5, 2013.
10.6	Employment Agreement between the Company and Mark Pierce, incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 5, 2013.
10.7	Employment Agreement between the Company and Kevin Struzeski, incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 5, 2013.
10.8
Fourth Amendment of Amended and Restated Credit Agreement and Borrowing Base Redetermination by and between Nytis Exploration Company LLC and Bank of Oklahoma, National Association, dated June 28, 2013, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 13, 2013.

10.9	Amendment of Guaranty from Nytis Exploration (USA) Inc. to Bank of Oklahoma, National Association, dated June 28, 2013, incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 13, 2013.
10.10	Amendment of Guaranty from the Company to Bank of Oklahoma, National Association, dated June 28, 2013, incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 13, 2013.
10.11	Carbon Natural Gas Company 2013 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 20, 2013.
10.12*	Participation Agreement by and between the Company, Nytis Exploration Company LLC and Liberty Energy LLC, dated February 25, 2014.
10.13*	Addendum to Participation Agreement by and between the Company, Nytis Exploration Company LLC and Liberty Energy LLC, dated February 26, 2014.
14	Code of Ethics, incorporated by reference to Exhibit 14 to Form 10-K filed on June 29, 2004.
21.1*	Subsidiaries of the Company.
23.1*	Consent of EKS&H LLLP regarding the Form S-8 Financials.
23.2*	Consent of Cawley, Gillespie & Associates, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.
32.1…	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2…	Certification Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.
*  Filed herewith.
…  Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the limitations of that section.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2014	CARBON NATURAL GAS COMPANY (Registrant)
	By:	/s/ Patrick R. McDonald
Patrick R. McDonald Chief Executive Officer

	By:	/s/ Kevin D. Struzeski
Kevin D. Struzeski Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Patrick R. McDonald	Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2014
Patrick R. McDonald
/s/ James H. Brandi	Chairman and Director	March 31, 2014
James H. Brandi
/s/ Peter A. Leidel	Director	March 31, 2014
Peter A. Leidel
/s/ Bryan H. Lawrence	Director	March 31, 2014
Bryan H. Lawrence
/s/ Edwin H. Morgens	Director	March 31, 2014
Edwin H. Morgens