Form 10-Q
period 2014-03-31
Carbon Natural Gas Co
filed 2014-05-14
CIK 86264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2014 or

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

Large accelerated filer     ☐                               Accelerated filer   ☐                         Non-accelerated filer    ☐  Smaller reporting company   ☒
(Do not check if a smallerreporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 10, 2014, there were issued and outstanding 115,326,890 shares of the Company’s common stock, $0.01 par value.

Carbon Natural Gas Company

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

CARBON NATURAL GAS COMPANY
Consolidated Balance Sheets

(in thousands, except share and per share data)	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,163	$243
Accounts receivable:
Revenue	3,144	2,551
Joint interest billings and other	827	627
Prepaid expense, deposits and other current assets	170	95
Total current assets	6,304	3,516

Property and equipment (note 4):
Oil and gas properties, full cost method of accounting:
Proved, net	37,229	39,033
Unevaluated	2,433	2,235
Other property and equipment, net	291	287
Total property and equipment, net	39,953	41,555

Investments in affiliates (note 5)	1,005	1,002
Other long-term assets	623	688

Total assets	$47,885	$46,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$6,846	$6,605
Firm transportation contract obligations (note 12)	551	556
Derivative liability	537	226
Total current liabilities	7,934	7,387

Non-current liabilities:
Derivative liability	21	100
Firm transportation contract obligations (note 12)	1,206	1,340
Asset retirement obligation (note 2)	2,747	2,699
Notes payable (note 6)	11,893	12,789
Total non-current liabilities	15,867	16,928

Commitments (note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 1,000,000 shares, no shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock, $0.01 par value; authorized 200,000,000 shares, 114,900,223 and 114,470,223 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,149	1,145
Additional paid-in capital	55,346	55,029
Non-controlling interests	3,079	3,045
Accumulated deficit	(35,490)	(36,773)
Total stockholders’ equity	24,084	22,446

Total liabilities and stockholders’ equity	$47,885	$46,761

See Notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2014	2013

Revenue:
Oil and gas	$6,096	$3,519
Commodity derivative loss	(490)	(378)
Other income	91	143
Total revenue	5,697	3,284

Expenses:
Lease operating expenses	897	599
Transportation costs	484	369
Production and property taxes	444	267
General and administrative	1,589	1,234
Depreciation, depletion and amortization	764	630
Accretion of asset retirement obligations	29	32
Total expenses	4,207	3,131

Operating income	1,490	153

Other income and (expense):
Interest expense	(119)	(155)
Equity investment income (loss)	3	(5)
Total other income and (expense)	(116)	(160)

Income (loss) before income taxes	1,374	(7)

Provision for income taxes	-	-

Net income (loss) before non-controlling interests	1,374	(7)

Net income (loss) attributable to non-controlling interests	91	(53)

Net income attributable to controlling interest	$1,283	$46

Net income per common share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00
Weighted average common shares outstanding:
Basic	113,021	112,228
Diluted	118,485	116,532

See Notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

			Additional	Non-		Total
	Common Stock		Paid-in	Controlling	Accumulated	Stockholders’
	Shares	Amount	Capital	Interests	Deficit	Equity

Balances, December 31, 2013	114,470	$1,145	$55,029	$3,045	$(36,773)	$22,446

Stock-based compensation	-	-	321	-	-	321

Restricted stock vested	430	4	(4)	-	-	-

Non-controlling interest distributions, net	-	-	-	(57)	-	(57)

Net income	-	-	-	91	1,283	1,374

Balances, March 31, 2014	114,900	$1,149	$55,346	$3,079	$(35,490)	$24,084

See Notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2014	2013

Cash flows from operating activities:
Net income (loss)	$1,374	$(7)
Items not involving cash:
Depreciation, depletion and amortization	764	630
Accretion of asset retirement obligations	29	32
Unrealized derivative loss	233	332
Stock-based compensation expense	321	75
Equity investment (income) loss	(3)	5
Net change in:
Accounts receivable	(391)	486
Prepaid expenses, deposits and other current assets	(75)	(50)
Accounts payable, accrued liabilities and firm transportation contracts	836	189
Due to/from related parties	-	446
Net cash provided by operating activities	3,088	2,138

Cash flows from investing activities:
Development of properties and equipment	(2,216)	(1,378)
Proceeds from disposition of assets	1,988	-
Equity method distributions (investment)	-	125
Other long-term assets	13	10
Net cash used in investing activities	(215)	(1,243)

Cash flows from financing activities:
Proceeds from notes payable	500	400
Payments on notes payable	(1,396)	-
Distributions to non-controlling interests	(57)	-
Net cash (used in) provided by financing activities	(953)	400

Net increase in cash and cash equivalents	1,920	1,295

Cash and cash equivalents, beginning of period	243	328

Cash and cash equivalents, end of period	$2,163	$1,623

See Notes to Consolidated Financial Statements.

Note 1 – Organization

Carbon Natural Gas Company (“Carbon” or the “Company”) is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas in the United States.  The Company’s business is comprised of the assets and properties of Nytis Exploration (USA) Inc. (“Nytis USA”) and its subsidiary Nytis Exploration Company LLC (“Nytis LLC”) which conducts the Company’s operations in the Appalachian and Illinois Basins.  Collectively, Carbon, Nytis USA and Nytis LLC are referred to as the Company.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of March 31, 2014 and the Company’s results of operations and cash flows for the three months ended March 31, 2014 and 2013.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results and other factors.  For a more complete understanding of the Company’s operations, financial position and accounting policies, the unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2013 filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Carbon, Nytis USA and its consolidated subsidiary.  Carbon owns 100% of Nytis USA.  Nytis USA owns approximately 99% of Nytis LLC.  Nytis LLC also holds an interest in various oil and gas partnerships.

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

Capitalized costs are depleted by an equivalent unit-of-production method, converting oil to gas at the ratio of one barrel of oil to six thousand cubic feet of natural gas.  Depletion is calculated using capitalized costs, including estimated asset retirement costs, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values.

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

For the three months ended March 31, 2014 and 2013, the Company did not recognize a ceiling test impairment as the Company’s full cost pool did not exceed the ceiling limitation.

Investments in Affiliates

Investments in non-consolidated affiliates are accounted for under either the equity or cost method of accounting as appropriate.  The cost method of accounting is used for investments in affiliates in which the Company has less than  20% of the voting interests of a corporate affiliate or less than a 5% interest of a partnership or limited liability company and does not have significant influence.  Investments in non-consolidated affiliates, accounted for using the cost method of accounting, are recorded at cost and an impairment assessment of each investment is made annually to determine if a decline in the fair value of the investment, other than temporary, has occurred.  A permanent impairment is recognized if a decline in the fair value occurs.  If the Company holds between 20% and 50% of the voting interest in non-consolidated corporate affiliates or greater than a 5% interest of a partnership or limited liability company and exercises significant influence or control, the equity method of accounting is used to account for the investment.  The Company’s investment in an affiliate that is accounted for using the equity method of accounting, increases or decreases by the Company’s share of the affiliate’s profits or losses and such profits or losses are recognized in the Company’s Consolidated Statements of Operations.  The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has occurred. The amount of the impairment is based on quoted market prices, where available, or other valuation techniques.

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

The following table is a reconciliation of the ARO for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands)	2014	2013
Balance at beginning of period	$2,699	$2,321
Accretion expense	29	32
Additions during period	19	33

Balance at end of period	$2,747	$2,386

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

For the three months ended March 31, 2014, the diluted income per common share calculation excludes the dilutive effect of approximately 250,000 common stock equivalents that were out-of-the-money and approximately 3.1 million restricted performance units subject to future contingencies.  For the three months ended March 31, 2013, the diluted income per common share calculation excludes the dilutive effect of approximately 2.9 million common stock equivalents that were out-of-the-money and approximately 1.2 million restricted performance units subject to future contingencies.

Note 3– Dispositions and Acquisitions

Liberty Participation Agreement

On February 25, 2014, Nytis LLC entered into a participation agreement (the “Participation Agreement”) with Liberty Energy LLC (“Liberty”) that allows Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the Participation Agreement, Liberty paid Nytis LLC approximately $1.7 million.  Upon receipt of this payment, Nytis LLC assigned to Liberty a forty percent (40%) working interest in the covered leases.  According to the agreement, Liberty will pay a disproportionate percentage of the costs associated with drilling and completing up to 20 wells on the covered leases.  Nytis LLC has the right to provide additional net mineral acres prior to the later of (a) December 31, 2014 or (b) the date that is nine (9) months after the date that the last well was spud in the covered area and, upon delivery of a maximum amount of additional net mineral acres, Nytis LLC will be entitled to additional payments up to a maximum of $1.1 million.  Pursuant to this right, in March 2014, Nytis LLC offered and Liberty purchased a forty percent interest in additional acreage for approximately $238,000.Liberty has committed to participate on the basis described above in one (1) well per 1,000 net mineral acres associated with the covered leases, up to a maximum of 20 wells.  Following the drilling of these wells, the parties will pay their respective costs on a basis proportionate to their working interest.

The Participation Agreement also provides for the reservation by Nytis LLC for an overriding royalty interest with respect to the covered leases, subject to an agreed upon minimum net revenue interest.

Should Liberty decide not to participate in all of the initial wells on the basis described above, it will re-assign the 40% working interest for the properties in which it does not participate and will retain a 40% working interest in the approved spacing units associated with those wells in which it did participate.  If Liberty does participate in the initial wells, then it will have no further re-assignment obligations and will hold its 40% working interest in all of the covered leases and the parties will continue to develop these oil and gas interests on a basis proportionate to their working interest pursuant to an industry standard joint operating agreement.

As the transaction did not significantly alter the relationship between capitalized costs and proved reserves, the Company did not recognize a gain or loss.  The proceeds from the Participation Agreement were recorded as a reduction of the Company’s investment in its unproved and proved oil and gas properties.

Note 4 – Property and Equipment

Net property and equipment as of March 31, 2014 and December 31, 2013 consists of the following:

(in thousands)	March 31, 2014	December 31, 2013

Oil and gas properties:
Proved oil and gas properties	$99,691	$100,769
Unproved properties not subject to depletion	2,433	2,235
Accumulated depreciation, depletion, amortization and impairment	(62,462)	(61,736)
Net oil and gas properties	39,662	41,268

Furniture and fixtures, computer hardware and software, and other equipment	1,002	960
Accumulated depreciation and amortization	(711)	(673)
Net other property and equipment	291	287

Total net property and equipment	$39,953	$41,555

Note 4 – Property and Equipment (continued)

As of March 31, 2014 and December 31, 2013, the Company had approximately $2.4 million and $2.2 million, respectively, of unproved oil and gas properties not subject to depletion.  The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties.  The excluded properties are assessed for impairment at least annually.  Subject to industry conditions, evaluation of most of these properties and the inclusion of their costs in amortized capital costs is expected to be completed within five years.

During the three months ended March 31, 2014 and 2013, the Company capitalized general and administrative expenses applicable to development and exploration activities of approximately $122,000 and $108,000, respectively.

Depletion expense related to oil and gas properties for the three months ended March 31, 2014 and 2013 was approximately $726,000, or $0.96 per Mcfe, and $602,000, or $0.91 per Mcfe, respectively.  Depreciation and amortization expense related to furniture and fixtures, computer hardware and software and other equipment for the three months ended March 31, 2014 and 2013 was approximately $38,000 and $28,000, respectively.

Note 5 – Equity Method Investment

The Company has a 50% interest in Crawford County Gas Gathering Company, LLC (“CCGGC”) which owns and operates pipelines and related gathering and treatment facilities.  The Company’s gas production located in Illinois is gathered and transported on CCGGC’s gathering facilities.  The Company’s investment in CCGGC is accounted for under the equity method of accounting, and its share of income or loss is recognized.  During the three month periods ended March 31, 2014 and 2013, the Company recorded equity method income of approximately $3,000 and equity method loss of $5,000, respectively, related to this investment.

Note 6 – Bank Credit Facility

Nytis LLC’s credit facility with Bank of Oklahoma, which matures in May 2017, has a borrowing base of $20.0 million and a maximum line of credit available under hedging arrangements of $9.5 million.  Carbon and Nytis USA are guarantors of Nytis LLC’s obligations under its credit facility.

No repayments of principal are required until maturity, except to the extent that outstanding balances exceed the borrowing base then in effect; however, the Company has the right both to repay principal at any time and to reborrow.  Subject to the agreement between the Company and the lender, the size of the credit facility may be increased up to $50.0 million.  The borrowing base is redetermined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redeterminations.  Under certain circumstances the lender may request an interim redetermination.  The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base.  Interest rates are based on either an Alternate Base Rate or LIBOR.  The portion of the loan based on an “Alternate Base Rate” is determined by the rate per annum equal to 1.5% plus the greatest of the following: (a) the Federal Funds Rate for such day plus one-half of one percentage point, (b) the Prime Rate for such day or (c) LIBOR for a one-month LIBOR Interest Period plus one percentage point.  The portion based on LIBOR is determined by the rate per annum equal to LIBOR plus between 2.5% and 3.25% for each LIBOR tranche.  The credit facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements in addition to agreements designated to protect the Company against changes in interest and currency exchange rates.

At March 31, 2014, there were approximately $11.9 million in outstanding borrowings and approximately $8.1 million of additional borrowing capacity available under the credit facility.  The Company’s effective borrowing rate at March 31, 2014 was approximately 3.0%.  The credit facility is collateralized by substantially all of the Company’s oil and gas assets.  The credit facility includes terms that place limitations on certain types of activities and the payment of dividends, and requires satisfaction of a minimum current ratio (the ratio of current assets (including borrowing base capacity) to current liabilities as defined) of 1.0 to 1.0 and a maximum funded debt ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges) for the most recently completed fiscal quarter times four) of 4.25 to 1.0 as of the end of any fiscal quarter.

The Company is in compliance with all covenants associated with the credit agreement as of March 31, 2014.

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

At March 31, 2014, the Company has established a full valuation allowance against the balance of net deferred tax assets.

Note 8 – Stockholders’ Equity

Authorized and Issued Capital Stock

As of March 31, 2014, the Company had 200,000,000 shares of common stock authorized with a par value of $0.01 per share, of which 114,900,223 were issued and outstanding and 1.0 million shares of preferred stock authorized with a par value of $0.01 per share, none of which were issued and outstanding.  During the first three months of 2014, increases in the Company’s issued and outstanding common stock reflect restricted stock that vested during the period.

Equity Plans Prior to Merger

Pursuant to the merger of Nytis USA with and into the Company (formerly known as St. Lawrence Seaway Corporation (“SLSC”)) in 2011, all options, warrants and restricted stock were adjusted to reflect the conversion ratio used in the merger.  As of March 31, 2014, the Company has 163,076 options outstanding and exercisable, 2,696,133 warrants (including 250,000 warrants granted by SLSC prior to the merger) outstanding and exercisable and 1,956,907 shares of common stock outstanding that are subject to restricted stock agreements.

Nytis USA Restricted Stock Plan

As of March 31, 2014, there were 1,956,907 shares of restricted stock issued under the Nytis USA Restricted Stock Plan (“Nytis USA Plan”).  The Company accounted for these grants at their intrinsic value.  Historically, the Company estimated that none of these shares would vest and accordingly, no compensation cost had been recorded through March 31, 2013.

In June 2013, the vesting terms of these restricted stock grants were modified so that 25% of the shares would vest on the first of January from 2014 through 2017.  As such, the Company is recognizing compensation expense for these restricted stock grants based on the fair value of the shares on the date the vesting terms were modified.  Compensation costs recognized for these restricted stock grants were approximately $84,000 for the three months ended March 31, 2014.  As of March 31, 2014, there was approximately $923,000 of unrecognized compensation costs related to these restricted stock grants which the Company expects will be recognized ratably over the next 2.8 years.

Note 8 – Stockholders’ Equity (continued)

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

Restricted Stock

During the three months ended March 31, 2014, 1,600,000 shares of restricted stock were granted under the terms of the Carbon Plan in addition to 3,210,000 shares granted during previous years.  For employees, these restricted stock awards vest ratably over a three-year service period and for non-employee directors the awards vest upon the earlier of a change in control of the Company or the date their membership on the Board of Directors is terminated other than for cause.  The Company recognizes compensation expense for these restricted stock grants based on the grant date fair value of the shares, amortized ratably over three years for employee awards (based on the required service period for vesting) and seven years for non-employee director awards (based on a market survey of the average tenure of directors among U.S. public companies).  As of March 31, 2014, approximately 860,000 of these restricted stock grants have vested.

Compensation costs recognized for these restricted stock grants were approximately $150,000 and $75,000 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was approximately $2.4 million of unrecognized compensation costs related to these restricted stock grants.  This cost is expected to be recognized over the next 7 years.

Restricted Performance Units

As of March 31, 2014, 3,210,000 shares of restricted performance units have been granted under the terms of the Carbon Plan.  The performance units represent a contractual right to receive one share of the Company’s common stock subject to the terms and conditions of the agreements including the achievement of the price of the Company’s stock relative to a defined peer group and the lapse of forfeiture restrictions pursuant to the terms and conditions of the agreements, including for certain of the grants, the requirement of continuous employment by the grantee prior to a change in control of the Company.  Based on the relative achievement of performance, 3,086,160 of the restricted performance units are outstanding as of March 31, 2014.

The Company accounts for the performance units granted during 2012 at their fair value, re-evaluated at each reporting period to determine if the performance criteria would be met.  The final measurement of compensation cost will be based on the performance units that ultimately vest and the market price on that date.  At March 31, 2014, the Company estimated that none of the performance units granted in 2012 would vest due to change in control provisions and accordingly, no compensation cost has been recorded.  As of March 31, 2014, if change in control provisions pursuant to the terms and conditions of the agreements are met, the estimated unrecognized compensation cost related to the performance units granted in 2012 would be approximately $991,000.

The performance units granted in 2013 contain specific vesting provisions and no change in control provision.  Due to different vesting requirements compared to the performance units granted in 2012, the Company recognizes compensation expense for the performance units granted in 2013 based on the grant date fair value of the performance units, amortized ratably over three years (the performance period).  The fair value of the performance units granted in 2013 was estimated using the following key assumptions: no expected dividends, volatility of our stock and those of defined peer companies used to determine our performance relative to the defined peer group, a risk free interest rate and an expected life of three years.  For the three months ended March 31, 2014 and 2013, compensation costs of approximately $86,000 and nil, respectively, were recognized related to the performance units granted in 2013.  As of March 31, 2014, there was approximately $732,000 of unrecognized compensation costs related to performance units granted in 2013.  These costs are expected to be recognized over the next 2 years.

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2014 and December 31, 2013 consist of the following:

(in thousands)	March 31, 2014	December 31, 2013

Accounts payable	$1,414	$2,151
Oil and gas revenue payable to oil and gas property owners	1,300	1,307
Production taxes payable	181	165
Drilling advances received from joint venture partner	1,472	740
Accrued drilling costs	12	162
Accrued lease operating costs	83	42
Accrued ad valorem taxes	845	681
Accrued general and administrative expenses	1,339	1,146
Other accrued liabilities	200	211

Total accounts payable and accrued liabilities	$6,846	$6,605

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

Note 10 – Fair Value Measurements (continued)

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 by level within the fair value hierarchy:

(in thousands)	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2014
Liabilities:
Commodity derivatives	$-	$558	$-	$558

December 31, 2013
Liabilities:
Commodity derivatives	$-	$326	$-	$326

As of March 31, 2014, the Company’s commodity derivative financial instruments are comprised of nine natural gas swap agreements and seven oil swap agreements.  The fair values of the swap agreements are determined under the income valuation technique using a discounted cash flow model.  The valuation model requires a variety of inputs, including contractual terms, published forward prices, volatilities for options, and discount rates, as appropriate.  The Company’s estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, the Company’s credit worthiness and the time value of money.  The consideration of these factors resulted in an estimated exit-price for each derivative asset or liability under a market place participant’s view.  All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy. The counterparty in all of the Company’s commodity derivative financial instruments is the lender in the Company’s bank credit facility.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

The fair value of the following  liabilities measured and recorded at fair value on a non-recurring basis are based on unobservable pricing inputs and therefore, are included within the Level 3 fair value hierarchy.

The Company uses the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money.  During the three months ended March 31, 2014 and 2013, the Company recorded asset retirement obligations for additions of approximately $19,000 and $33,000, respectively.  See Note 2 for additional information.

Note 11– Physical Delivery Contracts and Oil and Gas Derivatives

The Company enters into gas physical delivery contracts to effectively provide gas price hedges.  Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives.  Therefore, these contracts are not recorded at fair value in the Consolidated Financial Statements.  At March 31, 2014, the Company’s gas sales contracts approximate index prices.

The Company has historically used commodity-based derivative contracts to manage exposures to commodity price on certain of its oil and natural gas production.  The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

Note 11 – Physical Delivery Contracts and Gas Derivatives (continued)

The Company’s swap agreements as of March 31, 2014 are summarized in the table below:

	Natural Gas		Oil
		Weighted		Weighted
		Average		Average
Period	MMBtu	Price (a)	Bbl	Price (b)
Apr - Jun 2014	270,000	$4.16	14,000	$94.10
Jul - Sep 2014	270,000	$4.16	9,000	$93.46
Oct - Dec 2014	250,000	$4.16	9,000	$93.46
Jan - Mar 2015	220,000	$4.06	2,000	$94.10
Apr - Jun 2015	150,000	$4.02	-	-
Jul - Sep 2015	150,000	$4.02	-	-
Oct - Dec 2015	150,000	$4.02	-	-

(a)	NYMEX Henry Hub Natural Gas futures contract for the respective delivery month.
(b)	NYMEX Light Sweet Crude West Texas Intermediate futures contract for the respective delivery month.

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

The following table summarizes the fair value of the derivatives recorded in the Consolidated Balance Sheets.  These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	March 31, 2014	December 31, 2013
Commodity derivative contracts:
Current liabilities	$537	$226
Non-current liabilities	$21	$100

The table below summarizes the realized and unrealized losses related to the Company’s derivative instruments for the three months ended March 31, 2014 and 2013.  These realized and unrealized losses are recorded and included in commodity derivative loss in the accompanying Consolidated Statements of Operations.

(in thousands)	Three Months Ended March 31,
	2014	2013
Commodity derivative contracts:
Realized losses	$257	$46
Unrealized losses	233	332

Total realized and unrealized losses, net	$490	$378

Realized losses are included in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows.

The counterparty in all of the Company’s derivative instruments is the lender in the Company’s bank credit facility; accordingly, the Company is not required to post collateral since the bank is secured by the Company’s oil and gas assets.  The Company nets its derivative instrument fair value amounts executed with its counterparty pursuant to an ISDA master agreement, which provides for the net settlement over the term of the contract and in the event of

Note 11 – Physical Delivery Contracts and Gas Derivatives (continued)

default or termination of the contract.  The following table summarizes the location and fair value amounts of all derivative instruments in the Consolidated Balance Sheet as of March 31, 2014, as well as the gross recognized derivative assets, liabilities and amounts offset in the Consolidated Balance Sheet:

			Net
	Gross		Recognized
	Recognized	Gross	Fair Value
	Assets/	Amounts	Assets/
Balance Sheet Classification	Liabilities	Offset	Liabilities

Commodity derivative assets:
Current derivative asset	$22	$(22)	$-
Other long-term assets	4	(4)	-
Total derivative assets	$26	$(26)	$-

Commodity derivative liabilities:
Current derivative liability	559	(22)	537
Non-current derivative liability	25	(4)	21
Total derivative liabilities	$584	$(26)	$558

Due to the volatility of oil and natural gas prices, the estimated fair values of the Company’s derivatives are subject to large fluctuations from period to period.

Note 12 – Commitments

The Company has entered into long-term firm transportation contracts to ensure the transport for certain of its gas production to purchasers.  Firm transportation volumes and the related demand charges for the remaining term of these contracts at March 31, 2014 are summarized in the table below.

Period	Dekatherms per day	Demand Charges
Apr - Oct 2014	6,450	$0.20 - $0.67
Nov 2014 - May 2015	4,450	$0.20 - $0.67
Jun 2015 - Dec 2017	3,300	$0.22 - $0.67
Jan 2018 - May 2036	1,000	$0.22

A liability of approximately $1.8 million related to firm transportation contracts assumed in a 2011 asset acquisition, which represents the remaining commitment, is reflected on the Company’s Consolidated Balance Sheets as of March 31, 2014.  The fair value of these firm transportation obligations were determined based upon the contractual obligations assumed by the Company and discounted based upon the Company’s effective borrowing rate.  These contractual obligations are being amortized on a monthly basis as the Company pays these firm transportation obligations in the future.

Note 13 – Supplemental Cash Flow Disclosure

Supplemental cash flow disclosures for the three months ended March 31, 2014 and 2013 are presented below:

	Three Months Ended March 31,
(in thousands)	2014	2013

Cash paid during the period for:
Interest payments	$115	$167

Non-cash transactions:
Increase in net asset retirement obligations	$19	$33
(Decrease) increase in accounts payable and accrued liabilities included in oil and gas properties	$(735)	$218
Decrease in accounts receivable included in oil and gas property proceeds	$350	$-

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

All expectations, forecasts, assumptions and beliefs about our future results, condition, operations and performance are forward-looking statements as described under the heading “Forward Looking Statements” at the end of this Item.  Our actual results may differ materially because of a number of risks and uncertainties.  The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information included or incorporated by reference in the Company’s 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Carbon is an independent oil and natural gas company engaged in the acquisition, exploration, development and production of oil and natural gas properties located in the Appalachian and the Illinois Basin of the United States. We focus on conventional and unconventional reservoirs, including shale, tight sands and coalbed methane.  Our executive offices are located in Denver, Colorado.

At December 31, 2013, approximately 88% of our proved developed reserves were natural gas, and, as a result, our financial results are sensitive to fluctuations in natural gas prices.  Our current capital expenditure program is focused on the development of our oil reserves.  We believe that our drilling inventory, combined with our low operating expense and cost structure, provides us with a portfolio of opportunities for the development of our oil and natural gas properties.  Our growth plan is centered on the following activities:

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

	2012			2013				2014
	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1

Oil (Bbl)	$93.51	$92.19	$88.20	$94.34	$94.23	$105.82	$97.50	$98.62
Natural Gas (MMBtu)	$2.21	$2.81	$3.41	$3.34	$4.10	$3.58	$3.60	$4.93

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

Operational Highlights

At March 31, 2014, we had over 270,000 net acres of mineral leases located in the Appalachian and Illinois Basins of the United States.  Approximately 50% of these leases are held by production and of the remaining leases, approximately 38% have lease terms of greater than five years remaining in the primary term or contractual extension periods.

The principal focus of our leasing, drilling and completion activities is directed at a Berea Sandstone horizontal drilling program in eastern Kentucky.  At March 31, 2014, we have over 32,000 net mineral acres in the region. Since 2010, we have drilled over 40 gross horizontal wells in the drilling program.  During the program, we have developed expertise in the development of the reserves and improved well drilling and completion performance including reduced drilling days, increased horizontal lateral length, decreased cost per frac stage and reduced days from spud to first production.  In addition, we have established an infrastructure of oil and natural gas gathering and salt water handling and disposal facilities which will benefit the economics of future drilling.  We continue to acquire leases and producing properties in the areas where we have identified additional potential to expand our activities.

Our natural gas properties are largely held by production and contain a low risk multi-year development inventory of locations which, at the appropriate level of natural gas commodity price, will provide significant drilling and completion opportunities from multiple proven producing formations.

Recent Developments

On February 25, 2014, Nytis LLC entered into a Participation Agreement with Liberty Energy LLC that allows Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the Participation Agreement, Liberty paid Nytis LLC approximately $1.7 million.  Upon receipt of this payment, Nytis LLC assigned to Liberty a forty percent (40%) working interest in the covered leases.  According to the agreement, Liberty will pay a disproportionate percentage of the costs associated with drilling and completing up to 20 wells on the covered leases.  Nytis LLC has the right to provide additional net mineral acres prior to the later of (a) December 31, 2014 or (b) the date that is nine (9) months after the date that the last well was spud in the covered area and, upon delivery of a maximum amount of additional net mineral acres, Nytis LLC will be entitled to additional payments up to a maximum of $1.1 million.  Pursuant to this right, in March 2014, Nytis offered and Liberty purchased a forty percent interest in additional acreage for approximately $238,000.  Liberty has committed to participate on the basis described above in one (1) well per 1,000 net mineral acres associated with the covered leases, up to a maximum of 20 wells.  Following the drilling of these wells, Nytis LLC and Liberty will pay their respective costs on a basis proportionate to their working interest.

The Participation Agreement also provides for the reservation by Nytis LLC of an overriding royalty interest with respect to the covered leases, subject to an agreed upon minimum net revenue interest.

Should Liberty decide not to participate in all of the initial wells on the basis described above, it will re-assign the 40% working interest for the properties in which it does not participate and will retain a 40% working interest in the approved spacing units associated with those wells in which it did participate.  If Liberty does participate in the initial wells then it will have no further re-assignment obligations and will hold its 40% working interest in all of the covered leases and the parties will continue to develop these oil and gas interests on a basis proportionate to their working interest pursuant to an industry standard joint operating agreement.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.

The following discussion and analysis relates to items that have affected our results of operations for the three months ended March 31, 2014 and 2013.  The following table sets forth, for the periods presented, selected historical statements of operations data.  The information contained in the table below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information under “Forward Looking Statements” below.

	Three Months Ended
	March 31,			Percent
(in thousands, except production and per unit data)	2014	2013		Change
Revenue:
Oil and natural gas revenues	$6,096		$3,519	73%
Commodity derivative loss	(490)		(378)	30%
Other income	91		143	(36%)
Total revenues	5,697		3,284	73%

Expenses:
Lease operating expenses	897		599	50%
Transportation costs	484		369	31%
Production and property taxes	444		267	66%
General and administrative	1,589		1,234	29%
Depreciation, depletion and amortization	764		630	21%
Accretion of asset retirement obligations	29		32	(9%)
Total expenses	4,207		3,131	34%

Operating income	$1,490		$153	*

Other income and (expense):
Interest expense	$(119)	$	(155)	(23%)
Equity investment income (loss)	3		(5)	*
Total other income and (expense)	$(116)	$	(160)	(28%)

Production data:
Natural gas (Mcf)	557,950		571,236	(2%)
Oil and liquids (Bbl)	32,621		14,960	118%
Combined (Mcfe)	753,676		660,996	14%

Average prices before effects of hedges:
Natural gas (per Mcf)	$5.36		$3.83	40%
Oil and liquids (per Bbl)	$95.22		$88.99	7%
Combined (per Mcfe)	$8.09		$5.32	52%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$4.68		$3.31	41%
Oil and liquids (per Bbl)	$91.73		$83.74	10%
Combined (per Mcfe)	$7.44		$4.75	57%

Average costs (per Mcfe):
Lease operating expenses	$1.19		$0.91	31%
Transportation costs	$0.64		$0.56	14%
Production and property taxes	$0.59		$0.40	48%
Depreciation, depletion and amortization	$1.01		$0.95	6%

*	Not meaningful or applicable
**	Includes realized and unrealized commodity derivative gains

Oil and natural gas revenues- Revenues from sales of oil and natural gas increased 73% to approximately $6.1 million for the three months ended March 31, 2014 from approximately $3.5 million for the three months ended March 31, 2013.  This increase was primarily due to a 133% increase in oil revenues attributed to the Company’s focus on developing its oil properties in the Berea Sandstone formation in the Appalachian Basin.  Oil sales volumes and average oil prices for the quarter ended March 31, 2014 increased over the same period in 2013 by 118% and 7%, respectively.  Natural gas revenues in the first quarter of 2014 increased 37% over the first quarter in 2013 due to a 40% increase in natural gas prices offset, in part, by a 2% decrease in natural gas sales volumes sold.

Commodity derivative revenue- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed price swap contracts when our management believes that available futures prices for our oil and natural gas production are sufficient to warrant hedging to ensure predicable cash flows for certain of the Company’s production.  Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-markets gains or losses, as well as realized gains or losses on the derivative instruments, are currently recognized in our results of operations.  The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts.  For the three months ended March 31, 2014 and 2013, we had hedging losses of approximately $490,000 and $378,000, respectively.

Lease operating expenses-  Lease operating expenses for the three months ended March 31, 2014 increased 50% compared to the three months ended March 31, 2013.  On a per Mcfe basis, lease operating expenses increased from $0.91 per Mcfe for the three months ended March 31, 2013 to $1.19 per Mcfe for the three months ended March 31, 2014 due to increased oil production relative to natural gas.  Operating costs for oil producing properties are generally higher than for gas producing properties due to various factors including water disposal, well maintenance and other costs associated with oil producing properties.  In addition, during the quarter ended March 31, 2014, additional lease operating expenses were incurred for lease maintenance associated with winter damage and costs associated with bringing new wells on production.

Transportation costs-  Transportation costs for the three months ended March 31, 2014 increased 31% compared to the three months ended March 31, 2013.   On a per Mcfe basis, these expenses increased from $0.56 per Mcfe for the three months ended March 31, 2013 to $0.64 per Mcfe for the three months ended March 31, 2014.  This increase is primarily due to new transportation contracts entered into during the fourth quarter of 2013.

Production and property taxes-  Production and property taxes increased from approximately $267,000 for the three months ended March 31, 2013 to approximately $444,000 for the three months ended March 31, 2014.  This increase is primarily attributed to increased production taxes as a result of increased oil and natural gas sales revenues.  On a per Mcfe basis, these expenses increased from $0.40 per Mcfe for the three months ended March 31, 2013 to $0.59 per Mcfe for the three months ended March 31, 2014.

Depreciation, depletion and amortization (DD&A)-  DD&A increased from approximately $630,000 for the three months ended March 31, 2013 to approximately $764,000 for the three months ended March 31, 2014 primarily due to increased oil production.  On a per Mcfe basis, these expenses increased from $0.95 per Mcfe for the three months ended March 31, 2013 to $1.01 per Mcfe for the three months ended March 31, 2014.

General and administrative expenses- General and administrative expenses increased from approximately $1.2 million for the three months ended March 31, 2013 to approximately $1.6 million for the three months ended March 31, 2014.  The increase is primarily due to an increase in stock-based compensation, a non-cash expense, in the first quarter of 2014 as compared to the first quarter of 2013 as shown in the table below.

	Three Months Ended March 31,
(in thousands)	2014	2013	Increase

Stock-based compensation	$321	$75	$246
Other general and administrative expenses	1,268	1,159	109
General and administrative expense, net	$1,589	$1,234	$355

Interest expense- Interest expense decreased from approximately $155,000 for the three months ended March 31, 2013 to approximately $119,000 for the three months ended March 31, 2014 primarily due to lower interest rates.

Liquidity and Capital Resources

Our exploration, development, and acquisition activities require us to make operating and capital expenditures. Historically, we have used cash flow from operations and our bank credit facility as our primary sources of liquidity, and, as market conditions have permitted, we have engaged in asset monetization transactions.

Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations.  We employ a commodity hedging strategy in an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of March 31, 2014, we have outstanding natural gas hedges of 790,000 MMBtu for the remainder of 2014 at an average price of $4.16 per MMBtu and 670,000 MMBtu for 2015 at an average price of $4.03 per MMBtu in addition to oil hedges of 32,000 barrels for the remainder of 2014 at an average price of $93.74 per barrel and 2,000 barrels for 2015 at an average price of $94.10 per barrel. This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2014 and 2015.  However, future hedging activities may result in reduced income or even financial losses to us. See “Risk Factors— The use of derivative instruments used in hedging arrangements could result in financial losses or reduce income,” in our Annual Report on Form 10-K for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. As of March 31, 2014, our derivative counterparty was party to our credit facility, or its affiliates.

The other primary source of liquidity is our credit facility (described below), which had an aggregate borrowing base of $20.0 million of which approximately $8.1 million was available as of March 31, 2014.  This facility is used to fund operations, capital programs and acquisitions and to refinance debt, as needed and if available. The credit facility is secured by substantially all of our assets and matures in May 2017. See—“Bank Credit Facility” below for further details. We had $11.9 million drawn on our credit facility as of March 31, 2014.

In addition, pursuant to the terms of the Participation Agreement between Liberty and the Company entered into on February 25, 2014, Liberty paid Nytis LLC approximately $1.7 million for a 40% interest in the covered leases and  will pay a disproportionate percentage of the costs associated with drilling and completing up to 20 wells on the covered leases.  Nytis LLC has the right to provide additional net mineral acres prior to the later of (a) December 31, 2014 or (b) the date that is nine (9) months after the date that the last well was spud in the covered area and, upon delivery of a maximum amount of additional net mineral acres, Nytis LLC will be entitled to additional payments up to a maximum of $1.1 million.  Pursuant to the right, in March 2014, Nytis LLC offered and Liberty purchased a forty percent interest in additional acreage for approximately $238,000.  Liberty has committed to participate on the basis described above in one well per 1,000 net mineral acres associated with the covered leases, up to a maximum of 20 wells.  Following the drilling of these wells, Nytis LLC and Liberty will pay their respective costs on a basis proportionate to their working interest.

Our ability to access the debt and equity capital markets on economical terms is affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

We believe that our current cash and cash equivalents, expected future cash flows provided by operating activities, the $8.1 million of funds available under our credit facility at March 31, 2014 and the additional liquidity provided under the terms of the Participation Agreement with Liberty will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures (other than the potential acquisition of additional oil and natural gas properties), and our contractual obligations. However, if our revenue and cash flow decrease in the future as a result of deterioration in domestic and global economic conditions or a significant decline in commodity prices, we may elect to reduce our planned capital expenditures. We believe that this financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate. See“Risk Factors,”in our Annual Report filed on Form 10-K with the SEC for a discussion of the risks and uncertainties that affect our business and financial and operating results.

Bank Credit Facility

Nytis LLC has a bank credit facility which consists of a $50.0 million credit facility (the “Credit Facility”) with Bank of Oklahoma. The Credit Facility will mature in May 2017 and is guaranteed by Nytis USA and Carbon. Our availability under the Credit Facility is governed by a borrowing base (the “Borrowing Base”), which at March 31, 2014 was $20.0 million. The determination of the Borrowing Base is made by the lender in its sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and natural gas properties in accordance with the lender’s customary practices for oil and natural gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. The next redetermination of the Borrowing Base is expected to occur in May 2014. In addition to the semi-annual redeterminations, Nytis LLC and the lender each have discretion at any time, but not more often than once during a calendar year, to have the Borrowing Base redetermined.

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

Of the $50.0 million total nominal amount under the Credit Facility, Bank of Oklahoma holds 100% of the total commitments.  As of March 31, 2014 there was approximately $11.9 million in borrowings under the Credit Facility.  The Company’s effective borrowing rate at March 31, 2014 was approximately 3.0%.

In addition, the Credit Facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements and agreements designated to protect the Company against changes in interest and currency exchange rates.  The maximum amount of credit on this line is $9.5 million.

Historical Cash Flow

Net cash provided by or (used in) operating, investing and financing activities for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,
(in thousands)	2014	2013

Net cash provided by operating activities	$3,088	$2,138
Net cash used in investing activities	$(215)	$(1,243)
Net cash (used in) provided by financing activities	$(953)	$400

Net cash provided by operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital.  The increase in operating cash flows of approximately $950,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to increased operating income generated from new oil production and increased natural gas prices.

Cash used in investing activities decreased by approximately $1.0 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  This decrease is principally due to proceeds received of approximately $2.0 million relating to the Participation Agreement with Liberty offset, in part, by an increase of approximately $838,000 in capital expenditures in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

The decrease in financing cash flows of approximately $1.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to principal payments made to reduce the Company’s Credit Facility balance during the quarter ended March 31, 2014.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2014 and 2013 are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2014	2013

Acquisition of oil and gas properties:
Unevaluated properties	$428	$287
Drilling and development	1,744	1,018
Other	44	73
Total capital expenditures	$2,216	$1,378

Due to the higher price of oil relative to natural gas, the Company’s capital expenditure program has focused principally on the development of its oil prospects since 2012.  In addition, we managed our capital expenditures by keeping our exploration and development capital spending near our cash flows which the Company can manage as it controls and operates substantially all the wells in which it has an interest.  We were able to expand our oil drilling program in 2014 and 2013 by entering into two separate drilling programs with Liberty.  Other factors impacting the level of our capital expenditures include oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, general economic and market conditions, and weather disruptions.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2014, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements, (ii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as natural gas transportation commitments and (iii) gas physical delivery contracts that are not expected to be net cash settled and are considered to be normal sales contracts and not derivatives. We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Non-GAAP Measures

EBITDA and Adjusted EBITDA

“EBITDA” and “Adjusted EBITDA” are non-GAAP financial measures.  We define EBITDA as net income (loss) before interest expense, taxes, depreciation, depletion and amortization.  We define Adjusted EBITDA as EBITDA prior to accretion of asset retirement obligations, ceiling test write downs of oil and gas properties and the gain or loss onsold investments or properties.  EBITDA and Adjusted EBITDA is consolidated including non-controlling interests and as used and defined by us, may not be comparable to similarly titled measures employed by other companies and are not measures of performance calculated in accordance with GAAP.  EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flow provided by or used in operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. EBITDA and Adjusted EBITDA provide no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, and working capital movement or tax position.  EBITDA and Adjusted EBITDA do not represent funds available for discretionary use because those funds are required for debt service, capital expenditures, working capital, income taxes, franchise taxes, exploration expenses, and other commitments and obligations. However, our management team believes EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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

The following table represents a reconciliation of our net earnings (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
(in thousands)	2014	2013
Net income (loss)	$1,374	$(7)

Adjustments:
Interest expense	119	155
Depreciation, depletion and amortization	764	630
EBITDA	2,257	778

Adjusted EBITDA
EBITDA	2,257	778
Adjustments:
Accretion of asset retirement obligations	29	32
Adjusted EBITDA	$2,286	$810

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

As required by Rule 13a - 15(b) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), we have evaluated under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d-15(e) under the Exchange Act as of March 31, 2014.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow such persons to make timely decisions regarding required disclosures.

Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth the information with respect to the unregistered sale of equity securities that occurred during the quarter ended March 31, 2014 or subsequently, and have not been reported on a current report on Form 8-K or other report filed with the Securities and Exchange Commission.

On March 27, 2014, pursuant to its 2011 Stock Incentive Plan, the Company granted 1,600,000 restricted shares to its officers and staff.  To the extent these stock grants constituted a sale of equity securities, the Company relied on Sections 4(a)(2) of the Securities Act of 1933 for these stock grants.  No commissions or other remuneration were paid in connection with these stock grants.

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
10.1
Participation Agreement by and between the Company, Nytis Exploration Company LLC and Liberty Energy LLC, dated February 25, 2014, incorporated by reference to exhibit 10.12 to Form 10-K for Carbon Natural Gas Company filed on March 31, 2014.

10.2
Addendum to Participation Agreement by and between the Company, Nytis Exploration Company LLC and Liberty Energy LLC, dated February 26, 2014, incorporated by reference to exhibit 10.13 to Form 10-K for Carbon Natural Gas Company filed on March 31, 2014.

10.3
Form of Restricted Stock Agreement (non-Employee Director) pursuant to the Carbon Natural Gas Company 2011 Stock Incentive Plan, as amended, incorporated by reference to exhibit 10.1 to Form 8-K for Carbon Natural Gas Company filed on April 2, 2014.

10.4
Form of Restricted Stock Agreement (Officer) pursuant to the Carbon Natural Gas Company 2011 Stock Incentive Plan, as amended, incorporated by reference to exhibit 10.2 to Form 8-K for Carbon Natural Gas Company filed on April 2, 2014.

10.5*	Carbon Natural Gas Company 2014 Annual Incentive Plan.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e).
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith
†	Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON NATURAL GAS COMPANY
(Registrant)

Date: May 14, 2014	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
Chief Executive Officer

Date: May 14, 2014	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer