Form 10-Q
period 2014-06-30
Carbon Natural Gas Co
filed 2014-08-14
CIK 86264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2014 or

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

At August 11, 2014, there were 107,173,113 issued and outstanding shares of the Company’s common stock, $0.01 par value.

Carbon Natural Gas Company

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CARBON NATURAL GAS COMPANY

Consolidated Balance Sheets

	June 30,	December 31,
(in thousands)	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,195	$243
Accounts receivable:
Revenue	3,279	2,551
Joint interest billings and other	1,103	627
Prepaid expense, deposits and other current assets	156	95
Total current assets	5,733	3,516

Property and equipment (note 4):
Oil and gas properties, full cost method of accounting:
Proved, net	39,302	39,033
Unevaluated	2,822	2,235
Other property and equipment, net	282	287
	42,406	41,555

Investments in affiliates (note 5)	1,007	1,002
Other long-term assets	563	688

Total assets	$49,709	$46,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$6,944	$6,605
Firm transportation contract obligations (note 12)	538	556
Derivative liabilities	551	226
Total current liabilities	8,033	7,387

Non-current liabilities:
Derivative liability	41	100
Asset retirement obligation (note 2)	2,817	2,699
Firm transportation contract obligations (note 12)	1,079	1,340
Notes payable (note 6)	14,738	12,789
Total non-current liabilities	18,675	16,928

Commitments (note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 1,000,000 shares, no shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock, $0.01 par value; authorized 200,000,000 shares, 107,173,113 and 114,470,223 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,071	1,145
Additional paid-in capital	52,553	55,029
Non-controlling interests	3,061	3,045
Accumulated deficit	(33,684)	(36,773)
Total stockholders’ equity	23,001	22,446

Total liabilities and stockholders’ equity	$49,709	$46,761

See Notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2014	2013	2014	2013

Revenue:
Oil and gas	$5,951	$4,501	$12,047	$8,020
Commodity derivative (loss) gain	(278)	453	(768)	75
Other income	81	91	172	234
Total revenue	5,754	5,045	11,451	8,329

Expenses:
Lease operating expenses	839	653	1,736	1,252
Transportation costs	407	392	891	761
Production and property taxes	426	329	870	596
General and administrative	1,330	1,260	2,919	2,494
Depreciation, depletion and amortization	728	672	1,492	1,302
Accretion of asset retirement obligations	29	36	58	68
Total expenses	3,759	3,342	7,966	6,473

Operating income	1,995	1,703	3,485	1,856

Other income and (expense):
Interest expense	(128)	(158)	(247)	(313)
Equity investment income (loss)	2	(74)	5	(79)
Total other income and (expense)	(126)	(232)	(242)	(392)

Income before income taxes	1,869	1,471	3,243	1,464

Provision for income taxes	-	-	-	-

Net income before non-controlling interests	1,869	1,471	3,243	1,464

Net income (loss) attributable to non-controlling interests	63	41	154	(12)

Net income attributable to controlling interest	$1,806	$1,430	$3,089	$1,476

Net income per common share:
Basic	$0.02	$0.01	$0.03	$0.01
Diluted	$0.02	$0.01	$0.03	$0.01
Weighted average common shares outstanding:
Basic	111,964	112,658	112,489	112,445
Diluted	117,030	120,500	117,556	120,275

See Notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

			Additional	Non-		Total
	Common Stock		Paid-in	Controlling	Accumulated	Stockholders’
	Shares	Amount	Capital	Interests	Deficit	Equity

Balances, December 31, 2013	114,470	$1,145	$55,029	$3,045	$(36,773)	$22,446

Purchase of common stock	(8,154)	(82)	(3,179)	-	-	(3,261)

Stock-based compensation	-	-	711	-	-	711

Restricted stock vested	857	8	(8)	-	-	-

Non-controlling interests distributions, net	-	-	-	(138)	-	(138)

Net income	-	-	-	154	3,089	3,243

Balances, June 30, 2014	107,173	$1,071	$52,553	$3,061	$(33,684)	$23,001

See Notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2014	2013

Cash flows from operating activities:
Net income	$3,243	$1,464
Items not involving cash:
Depreciation, depletion and amortization	1,492	1,302
Accretion of asset retirement obligations	58	68
Unrealized derivative loss (gain)	266	(172)
Stock-based compensation expense	711	316
Equity investment (income) loss	(5)	79
Net change in:
Accounts receivable	(643)	(1,190)
Prepaid expenses, deposits and other current assets	(61)	(48)
Accounts payable, accrued liabilities and firm transportation contracts	662	(207)
Due from related parties	-	446
Net cash provided by operating activities	5,723	2,058

Cash flows from investing activities:
Development and acquisition of properties and equipment	(5,685)	(3,386)
Proceeds from disposition of assets	2,338	-
Equity method distributions	-	125
Other long-term assets	25	10
Net cash used in investing activities	(3,322)	(3,251)

Cash flows from financing activities:
Purchase of common stock	(3,261)	(92)
Proceeds from notes payable	4,800	1,500
Payments on notes payable	(2,850)	-
Distributions to non-controlling interests	(138)	(1)
Net cash (used in) provided by financing activities	(1,449)	1,407

Net increase in cash and cash equivalents	952	214

Cash and cash equivalents, beginning of period	243	328

Cash and cash equivalents, end of period	$1,195	$542

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of June 30, 2014, the Company’s results of operations for the three and six months ended June 30, 2014 and 2013 and the Company’s cash flows for the six months ended June 30, 2014 and 2013. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, the unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2013 filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

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

For the three and six months ended June 30, 2014 and 2013, the Company did not recognize a ceiling test impairment as the Company’s full cost pool did not exceed the ceiling limitations.

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

The following table is a reconciliation of the ARO for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in thousands)	2014	2013
Balance at beginning of period	$2,699	$2,321
Accretion expense	58	68
Additions during period	60	151

Balance at end of period	$2,817	$2,540

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

For the three months ended June 30, 2014 and 2013, the diluted income per common share calculation excludes the dilutive effect of approximately 250,000 and 2.7 million common stock equivalents, respectively, that were out-of-the-money and approximately 4.7 million and 3.1 million restricted performance units, respectively, subject to future contingencies. For the six months ended June 30, 2014 and 2013, the diluted income per common share calculation excludes the dilutive effect of approximately 250,000 and 2.7 million common stock equivalents, respectively, that were out-of-the-money and approximately 4.7 million and 3.1 million restricted performance units, respectively, subject to future contingencies.

Note 3– Acquisitions and Dispositions

Liberty Participation Agreement

On February 25, 2014, Nytis LLC entered into a participation agreement (the “Participation Agreement”) with Liberty Energy LLC (“Liberty”) that allows Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the Participation Agreement, Liberty paid Nytis LLC approximately $1.7 million. Upon receipt of this payment, Nytis LLC assigned to Liberty a 40% working interest in the covered leases. According to the agreement, Liberty will pay a disproportionate percentage of the costs associated with drilling and completing up to 20 wells on the covered leases. Nytis LLC has the right to provide additional net mineral acres prior to the later of (a) December 31, 2014 or (b) the date that is nine months after the date that the last well was spud in the covered area and, upon delivery of a maximum amount of additional net mineral acres, Nytis LLC will be entitled to additional payments up to a maximum of $1.1 million. Pursuant to this right, through June 30, 2014, Nytis LLC offered and Liberty purchased a 40% interest in additional acreage for approximately $1.0 million and as such Liberty will participate in 20 wells under the terms of the Participation Agreement.

The Participation Agreement also provided for the reservation by Nytis LLC for an overriding royalty interest with respect to the covered leases, subject to an agreed upon minimum net revenue interest.

After Liberty has participated in the initial 20 wells, it will have no further re-assignment obligations and will hold its 40% working interest in all of the covered leases and the parties will continue to develop these oil and gas interests on a basis proportionate to their working interest pursuant to an industry standard joint operating agreement.

As the transaction did not significantly alter the relationship between capitalized costs and proved reserves, the Company did not recognize a gain or loss. The proceeds from the Participation Agreement were recorded as a reduction of the Company’s investment in its unproved and proved oil and gas properties.

Note 4 – Property and Equipment

Net property and equipment as of June 30, 2014 and December 31, 2013 consists of the following:

(in thousands)	June 30, 2014	December 31, 2013

Oil and gas properties:
Proved oil and gas properties	$102,452	$100,769
Unproved properties not subject to depletion	2,822	2,235
Accumulated depreciation, depletion, amortization and impairment	(63,150)	(61,736)
Net oil and gas properties	42,124	41,268

Furniture and fixtures, computer hardware and software, and other equipment	1,033	960
Accumulated depreciation and amortization	(751)	(673)
Net other property and equipment	282	287

Total net property and equipment	$42,406	$41,555

Note 4 – Property and Equipment (continued)

As of June 30, 2014 and December 31, 2013, the Company had approximately $2.8 million and $2.2 million, respectively, of unproved oil and gas properties not subject to depletion. The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties. The excluded properties are assessed for impairment at least annually. Subject to industry conditions, evaluation of most of these properties and the inclusion of their costs in amortized capital costs is expected to be completed within five years.

During the six months ended June 30, 2014 and 2013, the Company capitalized general and administrative expenses applicable to development and exploration activities of approximately $258,000 and $234,000, respectively.

Depletion expense related to oil and gas properties for the three and six months ended June 30, 2014 was approximately $689,000 and $1.4 million, respectively, or $0.97 per equivalent Mcfe for each period. For the three and six months ended June 30, 2013, depletion expense was approximately $642,000, or $0.88 per equivalent Mcfe, and approximately $1.2 million, or $0.90 per equivalent Mcfe, respectively.

Depreciation and amortization expense related to furniture and fixtures, computer hardware and software and other equipment for the six months ended June 30, 2014 and 2013 was approximately $78,000 and $59,000, respectively.

Note 5– Equity Method Investment

The Company has a 50% interest in Crawford County Gas Gathering Company, LLC (“CCGGC”) which owns and operates pipelines and related gathering and treating facilities. The Company’s gas production located in Illinois is gathered and transported on CCGGC’s gathering facilities. The Company’s investment in CCGGC is accounted for under the equity method of accounting, and its share of the income or loss is recognized. During the six month periods ended June 30, 2014 and 2013, the Company recorded equity method income of approximately $5,000 and a loss of $79,000, respectively, related to this investment.

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

At June 30, 2014, there were approximately $14.7 million in outstanding borrowings and approximately $5.3 million of additional borrowing capacity available under the credit facility. The Company’s effective borrowing rate at June 30, 2014 was approximately 3.0%. The credit facility is collateralized by substantially all of the Company’s oil and gas assets. The credit facility includes terms that place limitations on certain types of activities and the payment of dividends, and requires satisfaction of a minimum current ratio (the ratio of current assets (including borrowing base capacity) to current liabilities as defined) of 1.0 to 1.0 and a maximum funded debt ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges) for the most recently completed fiscal quarter times four) of 4.25 to 1.0 as of the end of any fiscal quarter.

The Company is in compliance with all covenants associated with the credit agreement as of June 30, 2014.

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

At June 30, 2014, the Company has established a full valuation allowance against the balance of net deferred tax assets.

Note 8 – Stockholders’ Equity

Authorized and Issued Capital Stock

As of June 30, 2014, the Company had 200,000,000 shares of common stock authorized with a par value of $0.01 per share, of which 107,173,113 were issued and outstanding and 1.0 million shares of preferred stock authorized with a par value of $0.01 per share, none of which were issued and outstanding. During the first six months of 2014, increases in the Company’s issued and outstanding common stock reflect restricted stock that vested during the period. In addition, pursuant to a Stock Purchase Agreement dated June 9, 2014, the Company purchased 8,153,777 shares of the Company’s common stock from a shareholder for a purchase price of $0.40 per share. This purchase represented 100% of the shareholder’s holdings of the Company’s common stock. These shares were canceled and returned to authorized stock of the Company and reduced the number of shares issued and outstanding.

Equity Plans Prior to Merger

Pursuant to the merger of Nytis USA with and into the Company (formerly known as St. Lawrence Seaway Corporation (“SLSC”)) in 2011, all options, warrants and restricted stock were adjusted to reflect the conversion ratio used in the merger. As of June 30, 2014, the Company has 163,076 options outstanding and exercisable, 2,696,133 warrants (including 250,000 warrants granted by SLSC prior to the merger) outstanding and exercisable and 1,467,680 shares of common stock outstanding that are subject to restricted stock agreements.

Nytis USA Restricted Stock Plan

As of June 30, 2014, there were 1,467,680 shares of restricted stock outstanding under the Nytis USA Restricted Stock Plan (“Nytis USA Plan”). The Company accounted for these grants at their intrinsic value. Historically, the Company estimated that none of these shares would vest and accordingly, no compensation cost had been recorded through March 31, 2013.

In June 2013, the vesting terms of these restricted stock grants were modified so that 25% of the shares would vest on the first of January from 2014 through 2017. As such, the Company is recognizing compensation expense for these restricted stock grants based on the fair value of the shares on the date the vesting terms were modified. Compensation costs recognized for these restricted stock grants were approximately $84,000 and $168,000, respectively, for the three and six months ended June 30, 2014. As of June 30, 2014, there was approximately $839,000 of unrecognized compensation costs related to these restricted stock grants which the Company expects will be recognized ratably over the next 2.5 years.

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

Restricted Stock

During the six months ended June 30, 2014, 1,600,000 shares of restricted stock were granted under the terms of the Carbon Plan in addition to 3,210,000 shares granted during previous years. For employees, these restricted stock awards vest ratably over a three-year service period and for non-employee directors the awards vest upon the earlier of a change in control of the Company or the date their membership on the Board of Directors is terminated other than for cause. The Company recognizes compensation expense for these restricted stock grants based on the grant date fair value of the shares, amortized ratably over three years for employee awards (based on the required service period for vesting) and seven years for non-employee director awards (based on a market survey of the average tenure of directors among U.S. public companies). As of June 30, 2014, approximately 1.3 million of these restricted stock grants have vested.

Compensation costs recognized for these restricted stock grants were approximately $220,000 and $150,000 for the three months ended June 30, 2014 and 2013, respectively and approximately $371,000 and $225,000 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was approximately $1.8 million of unrecognized compensation costs related to these restricted stock grants. This cost is expected to be recognized over the next 7 years.

Restricted Performance Units

As of June 30, 2014, 4,810,000 shares of restricted performance units have been granted under the terms of the Carbon Plan. The performance units represent a contractual right to receive one share of the Company’s common stock subject to the terms and conditions of the agreements including the achievement of the price of the Company’s stock, net asset value per share, net production per share and Adjusted EBITDA (defined as net income (loss) before interest expense, taxes, depreciation, depletion, amortization, accretion of asset retirement obligations, ceiling test write downs of oil and gas properties and the gain or loss on sold investments or properties) per share relative to a defined peer group and the lapse of forfeiture restrictions pursuant to the terms and conditions of the agreements, including for certain of the grants, the requirement of continuous employment by the grantee prior to a change in control of the Company. Based on the relative achievement of performance, 4,686,160 of the restricted performance units are outstanding as of June 30, 2014.

The Company accounts for the performance units granted during 2012 at their fair value, re-evaluated at each reporting period to determine if the performance criteria would be met. The final measurement of compensation cost will be based on the performance units that ultimately vest and the market price on that date. At June 30, 2014, the Company estimated that none of the performance units granted in 2012 would vest due to change in control provisions and accordingly, no compensation cost has been recorded. As of June 30, 2014, if change in control provisions pursuant to the terms and conditions of the agreements are met, the estimated unrecognized compensation cost related to the performance units granted in 2012 would be approximately $1.1 million.

The performance units granted in 2013 and 2014 contain specific vesting provisions and no change in control provision. Due to different vesting requirements compared to the performance units granted in 2012, the Company recognizes compensation expense for the performance units granted in 2013 and 2014 based on the grant date fair value of the performance units, amortized ratably over three years (the performance period). The fair value of the performance units granted in 2013 and 2014 was estimated using the following key assumptions: no expected dividends, volatility of our stock and those of defined peer companies used to determine our performance relative to the defined peer group, a risk free interest rate and an expected life of three years. Compensation costs recognized for these performance unit grants were approximately $86,000 and $91,000 for the three months ended June 30, 2014 and 2013, respectively, and approximately $172,000 and $91,000 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was approximately $1.5 million of unrecognized compensation costs related to performance units granted in 2013 and 2014. These costs are expected to be recognized over the next 3 years.

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2014 and December 31, 2013 consist of the following:

	June 30,	December 31,
(in thousands)	2014	2013

Accounts payable	$1,723	$2,151
Oil and gas revenue payable to oil and gas property owners	1,145	1,307
Production taxes payable	171	165
Drilling advances received from joint venture partner	1,936	740
Accrued drilling costs	104	162
Accrued lease operating costs	63	42
Accrued ad valorem taxes	1,008	681
Accrued general and administrative expenses	597	1,146
Other accrued liabilities	197	211
Total accounts payable and accrued liabilities	$6,944	$6,605

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

Note 10 – Fair Value Measurements (continued)

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 by level within the fair value hierarchy:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2014
Liabilities:
Commodity derivatives	$-	$592	$-	$592

December 31, 2013
Liabilities:
Commodity derivatives	$-	$326	$-	$326

As of June 30, 2014, the Company’s commodity derivative financial instruments are comprised of ten natural gas swap agreements and five oil swap agreements. The fair values of the swap agreements are determined under the income valuation technique using a discounted cash flow model. The valuation model requires a variety of inputs, including contractual terms, published forward prices, volatilities for options, and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, the Company’s credit worthiness and the time value of money. The consideration of these factors resulted in an estimated exit-price for each derivative asset or liability under a market place participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy. The counterparty in all of the Company’s commodity derivative financial instruments is the lender in the Company’s bank credit facility.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

The fair value of the following liabilities measured and recorded at fair value on a non-recurring basis are based on unobservable pricing inputs and therefore, are included within the Level 3 fair value hierarchy.

The Company uses the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money. During the six months ended June 30, 2014 and 2013, the Company recorded asset retirement obligations for additions of approximately $60,000 and $151,000, respectively. See Note 2 for additional information.

Note 11 – Physical Delivery Contracts and Gas Derivatives

The Company enters into gas physical delivery contracts to effectively provide gas price hedges. Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. Therefore, these contracts are not recorded at fair value in the Consolidated Financial Statements. At June 30, 2014, the Company’s gas sales contracts approximate index prices.

The Company has historically used commodity-based derivative contracts to manage exposure to commodity prices on certain of its oil and natural gas production. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

Note 11 – Physical Delivery Contracts and Gas Derivatives (continued)

The Company’s swap agreements as of June 30, 2014 are summarized in the table below:

	Natural Gas		Oil
		Weighted		Weighted
		Average		Average
Period	MMBtu	Price (a)	Bbl	Price (b)
Jul - Sep 2014	270,000	$4.16	10,000	$93.59
Oct - Dec 2014	250,000	$4.16	12,000	$93.79
Jan - Mar 2015	220,000	$4.06	5,000	$94.32
Apr - Jun 2015	170,000	$4.04	3,000	$94.80
Jul - Sep 2015	180,000	$4.05	2,000	$94.80
Oct - Dec 2015	180,000	$4.05	-	-
Jan - Mar 2016	30,000	$4.20	-	-
Apr - Jun 2016	10,000	$4.20	-	-

(a)	NYMEX Henry Hub Natural Gas futures contract for the respective delivery month.
(b)	NYMEX Light Sweet Crude West Texas Intermediate futures contract for the respective delivery month.

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

The following table summarizes the fair value of the derivatives recorded in the Consolidated Balance Sheets. These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	June 30, 2014	December 31, 2013
Commodity derivative contracts:
Current liabilities	$551	$226
Non-current liabilities	$41	$100

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three and six months ended June 30, 2014 and 2013. These realized and unrealized losses are recorded and included in commodity derivative gain or loss in the accompanying Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Commodity derivative contracts:
Realized losses	$(245)	$(51)	$(502)	$(97)
Unrealized gains (losses)	(33)	504	(266)	172

Total realized and unrealized (losses) gains, net	$(278)	$453	$(768)	$75

Realized losses are included in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows.

Note 11 – Physical Delivery Contracts and Gas Derivatives (continued)

The counterparty in all of the Company’s derivative instruments is the lender in the Company’s bank credit facility; accordingly, the Company is not required to post collateral since the bank is secured by the Company’s oil and natural gas assets. The Company nets its derivative instrument fair value amounts executed with its counterparty pursuant to an ISDA master agreement, which provides for the net settlement over the term of the contract and in the event of default or termination of the contract. The following table summarizes the location and fair value amounts of all derivative instruments in the Consolidated Balance Sheet as of June 30, 2014, as well as the gross recognized derivative assets, liabilities and amounts offset in the Consolidated Balance Sheet:

			Net
	Gross		Recognized
	Recognized	Gross	Fair Value
	Assets/	Amounts	Assets/
Balance Sheet Classification	Liabilities	Offset	Liabilities

Commodity derivative assets:
Current derivative asset	$18	$(18)	$-
Other long-term assets	6	(6)	-
Total derivative assets	$24	$(24)	$-

Commodity derivative liabilities:
Current derivative liability	569	(18)	551
Non-current derivative liability	47	(6)	41
Total derivative liabilities	$616	$(24)	$592

Due to the volatility of oil and natural gas prices, the estimated fair values of the Company’s derivatives are subject to large fluctuations from period to period.

Note 12 – Commitments

The Company has entered into long-term firm transportation contracts to ensure the transport for certain of its gas production to purchasers. Firm transportation volumes and the related demand charges for the remaining term of these contracts at June 30, 2014 are summarized in the table below.

Period	Dekatherms per day	Demand Charges
Jul - Oct 2014	6,450	$0.20 - $0.67
Nov 2014 - May 2015	4,450	$0.20 - $0.67
Jun 2015 - Dec 2017	3,300	$0.22 - $0.67
Jan 2018 - May 2036	1,000	$0.22

A liability of approximately $1.6 million related to firm transportation contracts assumed in a 2011 asset acquisition, which represents the remaining commitment, is reflected on the Company’s Consolidated Balance Sheet as of June 30, 2014. The fair value of these firm transportation obligations were determined based upon the contractual obligations assumed by the Company and discounted based upon the Company’s effective borrowing rate. These contractual obligations are being amortized on a monthly basis as the Company pays these firm transportation obligations in the future.

Note 13 – Supplemental Cash Flow Disclosure

Supplemental cash flow disclosures for the six months ended June 30, 2014 and 2013 are presented below:

	Six Months Ended June 30,
(in thousands)	2014	2013

Cash paid during the period for:
Interest payments	$208	$277

Non-cash transactions:
Increase in net asset retirement obligations	$60	$151
(Decrease) increase in accounts payable and accrued liabilities included in oil and gas properties	$(603)	$529
Decrease in accounts receivable included in oil and gas property proceeds	$462	$-

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

Carbon is an independent oil and natural gas company engaged in the acquisition, exploration, development and production of oil and natural gas properties located in the Appalachian and Illinois Basins of the United States. We focus on conventional and unconventional reservoirs, including shale, tight sands and coalbed methane. Our executive offices are located in Denver, Colorado and we maintain an office in Lexington, Kentucky from which we conduct our oil and natural gas operations.

At December 31, 2013, 88% of our proved developed reserves were natural gas and, as a result, our financial results are sensitive to fluctuations in natural gas prices. Our current capital expenditure program is focused on the development of our oil reserves. We believe that our drilling inventory, combined with our low operating expense and cost structure, provides us with a portfolio of opportunities for the development of our oil and natural gas properties. Our growth plan is centered on the following activities:

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

	2012		2013				2014
	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2

Oil (Bbl)	$92.19	$88.20	$94.34	$94.23	$105.82	$97.50	$98.62	$102.98
Natural Gas (MMBtu)	$2.81	$3.41	$3.34	$4.10	$3.58	$3.60	$4.93	$4.68

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

Operational Highlights

At June 30, 2014, we had over 275,000 net acres of mineral leases located in the Appalachian and Illinois Basins of the United States. Approximately 50% of this acreage is held by production and of the remaining acreage, approximately 39% have lease terms of greater than five years remaining in the primary term or contractual extension periods.

The principal focus of our leasing, drilling and completion activities is directed at a Berea Sandstone horizontal oil drilling program in eastern Kentucky and western West Virginia. At June 30, 2014, we have over 37,000 net mineral acres in the region. Since 2010, we have drilled over 47 gross horizontal wells in the drilling program. During the program, we have developed expertise in the development of the reserves and improved well drilling and completion performance including reduced drilling days, increased horizontal lateral length, decreased cost per frac stage and reduced days from spud to first production. In addition, we have established an infrastructure of oil and natural gas gathering and salt water handling and disposal facilities which will benefit the economics of future drilling. We continue to acquire leases and producing properties in the areas where we have identified additional potential to expand our activities.

Our natural gas properties are largely held by production and contain a low risk multi-year development inventory of locations which, at the appropriate level of natural gas commodity price, will provide significant drilling and completion opportunities from multiple proven producing formations.

Recent Developments

Pursuant to a Stock Purchase Agreement dated June 9, 2014, the Company purchased 8,153,777 shares of the Company’s common stock from a shareholder for a purchase price of $0.40 per share. This purchase represented 100% of the shareholder’s holdings of the Company’s common stock. These shares were canceled and returned to the Company’s authorized stock and reduced the number of shares issued and outstanding.

On February 25, 2014, Nytis LLC entered into a Participation Agreement with Liberty Energy LLC that allows Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the Participation Agreement, Liberty paid Nytis LLC approximately $1.7 million. Upon receipt of this payment, Nytis LLC assigned to Liberty a 40% working interest in the covered leases. According to the agreement, Liberty will pay a disproportionate percentage of the costs associated with drilling and completing up to 20 wells on the covered leases. Nytis LLC has the right to provide additional net mineral acres prior to the later of (a) December 31, 2014 or (b) the date that is nine months after the date that the last well was spud in the covered area and, upon delivery of a maximum amount of additional net mineral acres, Nytis LLC will be entitled to additional payments up to a maximum of $1.1 million. Pursuant to this right, through June 30, 2014, Nytis offered and Liberty purchased a 40% interest in additional acreage for approximately $1.0 million and as such Liberty will participate in 20 wells under the terms of the Participation Agreement. As of June 30, 2014, Liberty participated in four wells pursuant to this agreement.

The Participation Agreement also provides for the reservation by Nytis LLC of an overriding royalty interest with respect to the covered leases, subject to an agreed upon minimum net revenue interest.

After Liberty has participated in the initial 20 wells, it will have no further re-assignment obligations and will hold its 40% working interest in all of the covered leases and the parties will continue to develop these oil and gas interests on a basis proportionate to their working interest pursuant to an industry standard joint operating agreement.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following discussion and analysis relates to items that have affected our results of operations for the three months ended June 30, 2014 and 2013. The following table set forth, for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information under “Forward Looking Statements” below.

	Three Months Ended
	June 30,		Percent
(in thousands except production and per unit data)	2014	2013	Change
Revenue:
Oil and natural gas revenues	$5,951	$4,501	32%
Commodity derivative (loss) gain	(278)	453	*
Other income	81	91	(11%)
Total revenues	5,754	5,045	14%

Expenses:
Lease operating expenses	839	653	28%
Transportation costs	407	392	4%
Production and property taxes	426	329	29%
General and administrative	1,330	1,260	6%
Depreciation, depletion and amortization	728	672	8%
Accretion of asset retirement obligations	29	36	(19%)
Total expenses	3,759	3,342	12%

Operating income	$1,995	$1,703	17%

Other income and (expense):
Interest expense	(128)	(158)	(19%)
Equity investment income (loss)	2	(74)	*
Total other income and (expense)	$(126)	$(232)	(46%)

Production data:
Natural gas (Mcf)	508,588	579,887	(12%)
Oil (Bbl)	33,288	24,435	36%
Combined (Mcfe)	708,316	726,497	(3%)

Average prices before effects of hedges:
Natural gas (per Mcf)	$5.03	$3.91	29%
Oil (per Bbl)	$101.94	$91.52	11%
Combined (per Mcfe)	$8.40	$6.20	35%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$4.92	$4.59	7%
Oil (per Bbl)	$95.23	$93.74	2%
Combined (per Mcfe)	$8.01	$6.82	17%

Average costs (per Mcfe):
Lease operating expenses	$1.18	$0.90	31%
Transportation costs	$0.57	$0.54	6%
Production and property taxes	$0.60	$0.45	33%
Depreciation, depletion and amortization	$1.03	$0.93	11%

* Not meaningful or applicable

** Includes realized and unrealized commodity derivative gains and losses.

Oil and natural gas revenues- Revenues from sales of oil and natural gas increased to approximately $6.0 million for the three months ended June 30, 2014 from approximately $4.5 million for the three months ended June 30, 2013, an increase of 32%. This increase was primarily due to a 52% increase in oil revenues attributed to the Company’s focus on developing its oil properties in the Berea Sandstone formation in the Appalachian Basin. Oil sales volumes and prices in the second quarter of 2014 increased 36% and 11%, respectively, over the second quarter of 2013. Natural gas revenues in the second quarter of 2014 increased 13% over the second quarter in 2013 due primarily to a 29% increase in natural gas prices, offset, in part, by a 12% decrease in natural gas sales volumes.

Commodity derivative revenue- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed price swap contracts when our management believes that available futures prices for our oil and natural gas production are sufficient to warrant hedging to ensure predictable cash flows for certain of the Company’s production. Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-markets gains or losses, as well as realized gains or losses on the derivative instruments, are currently recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts. For the three months ended June 30, 2014 we had hedging losses of approximately $278,000 compared to hedging gains of approximately $453,000 for the three months ended June 30, 2013.

Lease operating expenses- Lease operating expenses for the three months ended June 30, 2014 increased 28% compared to the three months ended June 30, 2013. On a per Mcfe basis, lease operating expenses increased from $0.90 per Mcfe for the three months ended June 30, 2013 to $1.18 per Mcfe for the three months ended June 30, 2014 primarily due to increased oil production relative to natural gas. Operating costs for oil producing properties are generally higher than for gas producing properties due to various factors including water disposal, well maintenance and other costs associated with oil producing properties.

Transportation costs- Transportation costs for the three months ended June 30, 2014 increased 4% compared to the three months ended June 30, 2013. On a per Mcfe basis, these expenses increased from $0.54 per Mcfe for the three months ended June 30, 2013 to $0.57 per Mcfe for the three months ended June 30, 2014. This increase is primarily due to new transportation contracts entered into during the fourth quarter of 2013.

Production and property taxes- Production and property taxes increased from approximately $329,000 for the three months ended June 30, 2013 to approximately $426,000 for the three months ended June 30, 2014. This increase is primarily attributed to increased production taxes as a result of increased oil and natural gas sales revenues. On a per Mcfe basis, these expenses increased from $0.45 per Mcfe for the three months ended June 30, 2013 to $0.60 per Mcfe for the three months ended June 30, 2014.

Depreciation, depletion and amortization (DD&A)- DD&A increased from approximately $672,000 for the three months ended June 30, 2013 to approximately $728,000 for the three months ended June 30, 2014 due to an increase in the Company’s depletion rate. On a per Mcfe basis, these expenses increased from $0.93 per Mcfe for the three months ended June 30, 2013 to $1.03 per Mcfe for the three months ended June 30, 2014.

General and administrative expenses- General and administrative expenses for the three months ended June 30, 2014 increased 6% over the same period in 2013. The increase is primarily due to an increase in stock-based compensation, a non-cash expense, offset, in part, by a decrease in other general and administrative expenses in the second quarter of 2014 as compared to the second quarter of 2013 as shown in the table below.

			Increase/
	2014	2013	(Decrease)
(in thousands)
Stock-based compensation	$390	$241	$149
Other general and administrative expenses	940	1,019	(79)
General and administrative expense, net	$1,330	$1,260	$70

Interest expense- Interest expense decreased from approximately $158,000 for the three months ended June 30, 2013 to approximately $128,000 for the three months ended June 30, 2014 primarily due to lower average effective interest rates during the three months ended June 30, 2014 compared to the same period in 2013 as the Company negotiated the elimination of interest rate floors in its Credit Agreement in June 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following discussion and analysis relates to items that have affected our results of operations for the six months ended June 30, 2014 and 2013. The following table set forth, for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information under “Forward Looking Statements” below.

	Six Months Ended
	June 30,		Percent
(in thousands except production and per unit data)	2014	2013	Change
Revenue:
Oil and natural gas revenues	$12,047	$8,020	50%
Commodity derivative (loss) gain	(768)	75	*
Other income	172	234	(26%)
Total revenues	11,451	8,329	37%

Expenses:
Lease operating expenses	1,736	1,252	39%
Transportation costs	891	761	17%
Production and property taxes	870	596	46%
General and administrative	2,919	2,494	17%
Depreciation, depletion and amortization	1,492	1,302	15%
Accretion of asset retirement obligations	58	68	(15%)
Total expenses	7,966	6,473	23%

Operating income	$3,485	$1,856	88%

Other income and (expense):
Interest expense	(247)	(313)	(21%)
Equity investment income (loss)	5	(79)	*
Total other income and (expense)	$(242)	$(392)	(38%)

Production data:
Natural gas (Mcf)	1,066,538	1,151,123	(7%)
Oil (Bbl)	65,909	39,395	67%
Combined (Mcfe)	1,461,992	1,387,493	5%

Average prices before effects of hedges:
Natural gas (per Mcf)	$5.20	$3.87	34%
Oil (per Bbl)	$98.62	$90.56	9%
Combined (per Mcfe)	$8.24	$5.78	43%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$4.80	$3.95	22%
Oil (per Bbl)	$93.50	$89.94	4%
Combined (per Mcfe)	$7.71	$5.83	32%

Average costs (per Mcfe):
Lease operating expenses	$1.19	$0.90	32%
Transportation costs	$0.61	$0.55	11%
Production and property taxes	$0.60	$0.43	40%
Depreciation, depletion and amortization	$1.02	$0.94	9%

* Not meaningful or applicable

** Includes realized and unrealized commodity derivative gains and losses.

Oil and natural gas revenues- Revenues from sales of oil and natural gas increased 50% to approximately $12.0 million for the six months ended June 30, 2014 from approximately $8.0 million for the six months ended June 30, 2013. This increase was primarily due to an 82% increase in oil revenues attributed to the Company’s focus on developing its oil properties in the Berea Sandstone formation in the Appalachian Basin. Oil sales volumes and prices in the first six months of 2014 increased 67% and 9%, respectively, over the first six months of 2013. Natural gas revenues in the first six months of 2014 increased 25% over the first six months in 2013 due to a 34% increase in natural gas prices which offset a 7% decrease in natural gas sales volumes.

Commodity derivative revenue- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed price swap contracts when our management believes that available futures prices for our oil and natural gas production are sufficient to warrant hedging to ensure predictable cash flows for certain of the Company’s production. Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-markets gains or losses, as well as realized gains or losses on the derivative instruments, are currently recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts. For the six months ended June 30, 2014 we had hedging losses of approximately $768,000 compared to hedging gains of approximately $75,000 for the six months ended June 30, 2013.

Lease operating expenses- Lease operating expenses for the six months ended June 30, 2014 increased 39% in the first six months of 2014 compared to the first six months of 2013. On a per Mcfe basis, lease operating expenses increased from $0.90 per Mcfe for the six months ended June 30, 2013 to $1.19 per Mcfe for the six months ended June 30, 2014 primarily due to increased oil production relative to natural gas. Operating costs for oil producing properties are generally higher than for gas producing properties due to various factors including water disposal, well maintenance and other costs associated with oil producing properties. For the first six months of 2014, the Company incurred additional lease operating expenses for lease maintenance associated with winter damage and costs associated with bringing new wells on production.

Transportation costs- Transportation costs for the six months ended June 30, 2014 increased 17% compared to the six months ended June 30, 2013. On a per Mcfe basis, these expenses increased from $0.55 per Mcfe for the six months ended June 30, 2013 to $0.61 per Mcfe for the six months ended June 30, 2014. This increase is primarily due to new transportation contracts entered into during the fourth quarter of 2013.

Production and property taxes- Production and property taxes increased from approximately $596,000 for the six months ended June 30, 2013 to approximately $870,000 for the six months ended June 30, 2014. This increase is primarily attributed to increased production taxes as a result of increased oil and natural gas sales revenues. On a per Mcfe basis, these expenses increased from $0.43 per Mcfe for the six months ended June 30, 2013 to $0.60 per Mcfe for the six months ended June 30, 2014.

Depreciation, depletion and amortization (DD&A)- DD&A increased from approximately $1.3 million for the six months ended June 30, 2013 to approximately $1.5 million for the six months ended June 30, 2014 due to an increase in the Company’s depletion rate and increased oil production. On a per Mcfe basis, these expenses increased from $0.94 per Mcfe for the six months ended June 30, 2013 to $1.02 per Mcfe for the six months ended June 30, 2014.

General and administrative expenses- General and administrative expenses for the six months ended June 30, 2014 increased $425,000 or 17%, from the six months ended June 30, 2013. As shown in the table below, the increase is primarily due to an increase in stock-based compensation, a non-cash expense.

	2014	2013	Increase
(in thousands)
Stock-based compensation	$711	$316	$395
Other general and administrative expenses	2,208	2,178	30
General and administrative expense, net	$2,919	$2,494	$425

Interest expense- Interest expense decreased from approximately $313,000 for the six months ended June 30, 2013 to approximately $247,000 for the six months ended June 30, 2014 primarily due to lower average effective interest rates during the six months ended June 30, 2014 compared to the same period in 2013 as the Company negotiated the elimination of interest rate floors in its Credit Agreement in June 2013.

Liquidity and Capital Resources

Our exploration, development, and acquisition activities require us to make operating and capital expenditures. Historically, we have used cash flow from operations and our bank credit facility as our primary sources of liquidity, and, as market conditions have permitted, we have engaged in asset monetization transactions.

Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations. We employ a commodity hedging strategy in an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of June 30, 2014, we have outstanding natural gas hedges of 520,000 MMBtu for the remainder of 2014 at an average price of $4.16 per MMBtu, 750,000 MMBtu for 2015 at an average price of $4.05 per MMBtu and 40,000 MMBtu for 2016 at an average price of $4.20 per MMBtu in addition to oil hedges of 22,000 barrels for the remainder of 2014 at an average price of $93.70 per barrel and 10,000 barrels for 2015 at an average price of $94.66 per barrel. This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2014 through 2016. However, future hedging activities may result in reduced income or even financial losses to us. See “Risk Factors— The use of derivative instruments used in hedging arrangements could result in financial losses or reduce income,” in our Annual Report on Form 10-K for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. As of June 30, 2014, our derivative counterparty, or its affiliates, was party to our credit facility.

The other primary source of liquidity is our credit facility (described below), which had an aggregate borrowing base of $20.0 million of which approximately $5.3 million was available as of June 30, 2014. This facility is used to fund operations, capital programs and acquisitions and to refinance debt, as needed and if available. The credit facility is secured by substantially all of our assets and matures in May 2017. See—“Bank Credit Facility” below for further details. We had $14.7 million drawn on our credit facility as of June 30, 2014.

In addition, pursuant to the terms of the Participation Agreement between Liberty and the Company entered into on February 25, 2014, Liberty paid Nytis LLC approximately $1.7 million for a 40% interest in the covered leases and will pay a disproportionate percentage of the costs associated with drilling and completing up to 20 wells on the covered leases. Nytis LLC has the right to provide additional net mineral acres prior to the later of (a) December 31, 2014 or (b) the date that is nine months after the date that the last well was spud in the covered area and, upon delivery of a maximum amount of additional net mineral acres, Nytis LLC will be entitled to additional payments up to a maximum of $1.1 million. Pursuant to the right, through June 30, 2014, Nytis LLC offered and Liberty purchased a 40% interest in additional acreage for approximately $1.0 million and as such Liberty will participate in 20 wells under the terms of the Participation Agreement. Following the drilling of these 20 wells, Nytis LLC and Liberty will pay their respective costs on a basis proportionate to their working interest. As of June 30, 2014, Liberty participated in four wells pursuant to this agreement.

Our ability to access the debt and equity capital markets on economical terms is affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

We believe that our current cash and cash equivalents, expected future cash flows provided by operating activities, the $5.3 million of funds available under our credit facility at June 30, 2014 and the additional liquidity provided under the terms of the Participation Agreement with Liberty will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures (other than the potential acquisition of additional oil and natural gas properties), and our contractual obligations. However, if our revenue and cash flow decrease in the future as a result of deterioration in domestic and global economic conditions or a significant decline in commodity prices, we may elect to reduce our planned capital expenditures. We believe that this financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate. See“Risk Factors,”in our Annual Report filed on Form 10-K with the SEC for a discussion of the risks and uncertainties that affect our business and financial and operating results.

Bank Credit Facility

Nytis LLC has a bank credit facility which consists of a $50.0 million credit facility (the “Credit Facility”) with Bank of Oklahoma. The Credit Facility will mature in May 2017 and is guaranteed by Nytis USA and Carbon. Our availability under the Credit Facility is governed by a borrowing base (the “Borrowing Base”), which at June 30, 2014 was $20.0 million. The determination of the Borrowing Base is made by the lender in its sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and natural gas properties in accordance with the lender’s customary practices for oil and natural gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. The next redetermination of the Borrowing Base is expected to occur in November 2014. In addition to the semi-annual redeterminations, Nytis LLC and the lender each have discretion at any time, but not more often than once during a calendar year, to have the Borrowing Base redetermined.

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

Of the $50.0 million total nominal amount under the Credit Facility, Bank of Oklahoma holds 100% of the total commitments. As of June 30, 2014 there was approximately $14.7 million in borrowings under the Credit Facility. The Company’s effective borrowing rate at June 30, 2014 was approximately 3.0%.

In addition, the Credit Facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements and agreements designated to protect the Company against changes in interest and currency exchange rates. The maximum amount of credit on this line is $9.5 million.

Historical Cash Flow

Net cash provided by or (used in) operating, investing and financing activities for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended
	June 30,
(in thousands)	2014	2013

Net cash provided by operating activities	$5,723	$2,058
Net cash used in investing activities	$(3,322)	$(3,251)
Net cash (used in) provided by financing activities	$(1,449)	$1,407

Net cash provided by or used in operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital. The increase in operating cash flows of approximately $3.7 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily due to increased operating income attributed to an 82% increase in oil revenues, increased natural gas prices and other positive working capital adjustments.

Net cash used in investing activities increased by approximately $71,000 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase is attributed to an increase of approximately $2.3 million for capital expenditures offset by proceeds of approximately $2.3 million received from the sale of oil and gas properties relating to the Participation Agreement with Liberty.

Financing cash flows decreased by approximately $2.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 principally due to a purchase of approximately 8.2 million shares of the Company’s common stock for approximately $3.3 million.

Capital Expenditures

Capital expenditures incurred for the six months ended June 30, 2014 and 2013 are summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2014	2013

Acquisition of oil and gas properties:
Unevaluated properties	$884	$633
Proved producing properties	-	533

Drilling and development	4,722	2,115
Other	79	105
Total capital expenditures	$5,685	$3,386

Due to the higher rate of return on invested capital on oil wells versus natural gas wells, the Company’s capital expenditure program has, since 2012, focused principally on the development of its oil prospects. In addition, we managed our capital expenditures by keeping our exploration and development capital spending near our cash flows which the Company can manage as it controls and operates substantially all the wells in which it has an interest. We were able to expand our oil drilling program in 2014 and 2013 by entering into two separate drilling programs with Liberty. Other factors impacting the level of our capital expenditures include oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, general economic and market conditions, and weather disruptions.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2014, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements and (ii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as natural gas transportation commitments and (iii) gas physical delivery contracts that are not expected to be net cash settled and are considered to be normal sales contracts and not derivatives. We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Reconciliation of Non-GAAP Measures

EBITDA and Adjusted EBITDA

“EBITDA” and “Adjusted EBITDA” are non-GAAP financial measures. We define EBITDA as net income (loss) before interest expense, taxes, depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA prior to accretion of asset retirement obligations, ceiling test write downs of oil and gas properties and the gain or loss on sold investments or properties. EBITDA and Adjusted EBITDA is consolidated including non-controlling interests and as used and defined by us, may not be comparable to similarly titled measures employed by other companies and are not measures of performance calculated in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by or used in operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. EBITDA and Adjusted EBITDA provide no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, and working capital movement or tax position. EBITDA and Adjusted EBITDA do not represent funds available for discretionary use because those funds are required for debt service, capital expenditures, working capital, income taxes, franchise taxes, exploration expenses, and other commitments and obligations. However, our management believes EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

•	are widely used by investors in the oil and natural gas industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; and

•	help investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure; and are used by our management for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting and by our lenders pursuant to a covenant under our credit facility.

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

The following table represents a reconciliation of our net earnings, the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended
	June 30,
(in thousands)	2014	2013
Net income	$1,869	$1,471
Adjustments:
Interest expense	128	158
Depreciation, depletion and amortization	728	672
EBITDA	2,725	2,301

Adjusted EBITDA
EBITDA	2,725	2,301
Adjustments:
Accretion of asset retirement obligations	29	36
Adjusted EBITDA	$2,754	$2,337

	Six Months Ended
	June 30,
(in thousands)	2014	2013
Net income	$3,243	$1,464
Adjustments:
Interest expense	247	313
Depreciation, depletion and amortization	1,492	1,302
EBITDA	4,982	3,079

Adjusted EBITDA
EBITDA	4,982	3,079
Adjustments:
Accretion of asset retirement obligations	58	68
Adjusted EBITDA	$5,040	$3,147

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

These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

●	estimates of our oil and natural gas reserves;

●	estimates of our future oil and natural gas production, including estimates of any increases or decreases in our production;

●	our future financial condition and results of operations;

●	our future revenues, cash flows, and expenses;

●	our access to capital and our anticipated liquidity;

●	our future business strategy and other plans and objectives for future operations;

●	our outlook on oil and natural gas prices;

●	the amount, nature, and timing of future capital expenditures, including future development costs;

●	our ability to access the capital markets to fund capital and other expenditures;

●	our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations; and

●	the impact of federal, state, and local political, regulatory, and environmental developments in the United States.

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

As required by Rule 13a - 15(b) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), we have evaluated under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d-15(e) under the Exchange Act as of June 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow such persons to make timely decisions regarding required disclosures.

Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is subject to legal claims and proceedings in the ordinary course of its oil and natural gas exploration and development business.  Management believes that none of the current pending proceedings would have a material adverse effect on the Company, should the matters be resolved against the Company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	All sales of unregistered equity securities that occurred during the period covered by this report, and through June 30, 2014, have been previously reported in a quarterly report on Form 10-Q.

(b)	N/A

(c)	Purchase of Equity Securities by the Issuer:

	(a)		(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
(April 1 - 30, 2014)	-		-	-	-

Month #2
(May 1 - 31, 2014)	-		-	-	-

Month #3
(June 1 - 30, 2014)	8,153,777	(1)	$0.40	-	-

Total	8,153,777	(1)	$0.40	-	-

(1)Purchased pursuant to a private Stock Purchase Agreement.

ITEM 6. Exhibits

Exhibit No.	Description

3(i)(a)	Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on May 5, 2011.
3(i)(b)	Amended and Restated Certificate of Designation with respect to Series A Convertible Preferred Stock of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed July 6, 2011.
3(i)(c)	Certificate of Amendment to Certificate of Incorporation of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on July 19, 2011.
3(ii)	Amended and Restated Bylaws of St. Lawrence Seaway Corporation, incorporated by reference to exhibit 3(ii) to Form 8-K/A for St. Lawrence Seaway Corporation filed on March 31, 2011.
10.1	Stock Purchase Agreement dated June 9, 2014 between Carbon Natural Gas Company and RBCP Energy Fund Investments LP, incorporated by reference to exhibit 10.1 to Form 8-K for Carbon Natural Gas Company filed on June 9, 2014.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e).
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith
†	Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON NATURAL GAS COMPANY
(Registrant)

Date: August 14, 2014	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
Chief Executive Officer

Date: August 14, 2014	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer

