Form 10-Q
period 2014-09-30
Carbon Natural Gas Co
filed 2014-11-14
CIK 86264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2014 or

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

At November 10, 2014, there were 106,875,447 issued and outstanding shares of the Company’s common stock, $0.01 par value.

Carbon Natural Gas Company

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CARBON NATURAL GAS COMPANY

Consolidated Balance Sheets

	September 30,	December 31,
(in thousands)	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$514	$243
Accounts receivable:
Revenue	2,779	2,551
Joint interest billings and other	498	627
Derivative asset	147	-
Prepaid expense, deposits and other current assets	159	95
Total current assets	4,097	3,516

Property and equipment (note 4):
Oil and gas properties, full cost method of accounting:
Proved, net	41,471	39,033
Unevaluated	3,439	2,235
Other property and equipment, net	252	287
	45,162	41,555

Investments in affiliates (note 5)	1,009	1,002
Other long-term assets	519	688

Total assets	$50,787	$46,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$7,318	$6,605
Firm transportation contract obligations (note 12)	512	556
Derivative liabilities	-	226
Total current liabilities	7,830	7,387

Non-current liabilities:
Derivative liability	-	100
Asset retirement obligations (note 2)	2,921	2,699
Firm transportation contract obligations (note 12)	965	1,340
Notes payable (note 6)	13,888	12,789
Total non-current liabilities	17,774	16,928

Commitments (note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 1,000,000 shares, no shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock, $0.01 par value; authorized 200,000,000 shares, 106,875,447 and 114,470,223 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,069	1,145
Additional paid-in capital	52,770	55,029
Non-controlling interests	3,015	3,045
Accumulated deficit	(31,671)	(36,773)
Total stockholders’ equity	25,183	22,446

Total liabilities and stockholders’ equity	$50,787	$46,761

See Notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2014	2013	2014	2013

Revenue:
Oil and gas	$5,664	$5,122	$17,710	$13,143
Commodity derivative gain (loss)	689	(265)	(79)	(190)
Other income	82	92	254	325
Total revenue	6,435	4,949	17,885	13,278

Expenses:
Lease operating expenses	786	662	2,523	1,914
Transportation costs	450	400	1,341	1,162
Production and property taxes	481	369	1,350	965
General and administrative	1,698	1,266	4,617	3,760
Depreciation, depletion and amortization	815	767	2,307	2,069
Accretion of asset retirement obligations	29	36	87	103
Total expenses	4,259	3,500	12,225	9,973

Operating income	2,176	1,449	5,660	3,305

Other income and (expense):
Interest expense	(116)	(157)	(362)	(470)
Equity investment income (loss)	2	2	7	(77)
Total other income and (expense)	(114)	(155)	(355)	(547)

Income before income taxes	2,062	1,294	5,305	2,758

Provision for income taxes	-	-	-	-

Net income before non-controlling interests	2,062	1,294	5,305	2,758

Net income (loss) attributable to non-controlling interests	49	(20)	203	(32)

Net income attributable to controlling interest	$2,013	$1,314	$5,102	$2,790

Net income per common share:
Basic	$0.02	$0.01	$0.05	$0.02
Diluted	$0.02	$0.01	$0.04	$0.02
Weighted average common shares outstanding:
Basic	105,683	112,513	110,196	112,468
Diluted	110,808	120,334	115,292	120,270

See Notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

			Additional	Non-		Total
	Common Stock		Paid-in	Controlling	Accumulated	Stockholders’
	Shares	Amount	Capital	Interests	Deficit	Equity

Balances, December 31, 2013	114,470	$1,145	$55,029	$3,045	$(36,773)	$22,446

Purchase of common stock	(8,154)	(82)	(3,179)	-	-	(3,261)

Stock-based compensation	-	-	1,101	-	-	1,101

Restricted stock activity including vesting and shares exchanged for tax withholding	559	6	(181)	-	-	(175)

Non-controlling interests distributions, net	-	-	-	(233)	-	(233)

Net income	-	-	-	203	5,102	5,305

Balances, September 30, 2014	106,875	$1,069	$52,770	$3,015	$(31,671)	$25,183

See Notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2014	2013

Cash flows from operating activities:
Net income	$5,305	$2,758
Items not involving cash:
Depreciation, depletion and amortization	2,307	2,069
Accretion of asset retirement obligations	87	103
Unrealized derivative (gain) loss	(477)	14
Stock-based compensation expense	1,101	641
Equity investment (income) loss	(7)	77
Net change in:
Accounts receivable	38	1,119
Prepaid expenses, deposits and other current assets	(64)	(35)
Accounts payable, accrued liabilities and firm transportation obligations	576	(2,094)
Due from related parties	-	446
Net cash provided by operating activities	8,866	5,098

Cash flows from investing activities:
Development and acquisition of properties and equipment	(8,855)	(6,140)
Proceeds from disposition of assets	2,800	-
Equity method distributions	-	125
Other long-term assets	30	(35)
Net cash used in investing activities	(6,025)	(6,050)

Cash flows from financing activities:
Purchase of common stock	(3,437)	(92)
Proceeds from notes payable	5,200	2,300
Payments on notes payable	(4,100)	(400)
Distributions to non-controlling interests	(233)	(7)
Net cash (used in) provided by financing activities	(2,570)	1,801

Net increase in cash and cash equivalents	271	849

Cash and cash equivalents, beginning of period	243	328

Cash and cash equivalents, end of period	$514	$1,177

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of September 30, 2014, the Company’s results of operations for the three and nine months ended September 30, 2014 and 2013 and the Company’s cash flows for the nine months ended September 30, 2014 and 2013. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, the unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2013 filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

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

For the three and nine months ended September 30, 2014 and 2013, the Company did not recognize a ceiling test impairment as the Company’s full cost pool did not exceed the ceiling limitations.

Investments in Affiliates

Investments in non-consolidated affiliates are accounted for under either the equity or cost method of accounting as appropriate. The cost method of accounting is used for investments in affiliates in which the Company has less than 20% of the voting interests of a corporate affiliate or less than a 5% interest of a partnership or limited liability company and does not have significant influence. Investments in non-consolidated affiliates, accounted for using the cost method of accounting, are recorded at cost and an impairment assessment of each investment is made annually to determine if a decline in the fair value of the investment, other than temporary, has occurred. A permanent impairment is recognized if a decline in the fair value occurs. If the Company holds between 20% and 50% of the voting interest in non-consolidated corporate affiliates or greater than a 5% interest of a partnership or limited liability company and exercises significant influence or control, the equity method of accounting is used to account for the investment. The Company’s investment in an affiliate that is accounted for using the equity method of accounting, increases or decreases by the Company’s share of the affiliate’s profits or losses and such profits or losses are recognized in the Company’s Consolidated Statements of Operations. The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has occurred. The amount of the impairment is based on quoted market prices, where available, or other valuation techniques. For the three and nine months ended September 30, 2014 and 2013, no impairment has been recognized on the Company’s investments in affiliates.

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

The following table is a reconciliation of the ARO for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Balance at beginning of period	$2,699	$$2,321
Accretion expense	87	103
Additions assumed with consolidated partnerships	4	34
Additions during period	131	164

Balance at end of period	$2,921	$2,622

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

For the three months ended September 30, 2014 and 2013, the diluted income per common share calculation excludes the dilutive effect of approximately 250,000 and 2.7 million common stock equivalents, respectively, that were out-of-the-money and approximately 4.7 million and 3.1 million restricted performance units, respectively, subject to future contingencies. For the nine months ended September 30, 2014 and 2013, the diluted income per common share calculation excludes the dilutive effect of approximately 250,000 and 2.9 million common stock equivalents, respectively, that were out-of-the-money and approximately 4.7 million and 3.1 million restricted performance units, respectively, subject to future contingencies.

Note 3– Acquisitions and Dispositions

Liberty Participation Agreement

On February 25, 2014, Nytis LLC entered into a participation agreement (the “Participation Agreement”) with Liberty Energy LLC (“Liberty”) that allows Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the Participation Agreement, Liberty paid Nytis LLC approximately $1.7 million. Upon receipt of this payment, Nytis LLC assigned to Liberty a 40% working interest in the covered leases. In accordance with the agreement, Liberty will pay a disproportionate percentage of the costs associated with drilling and completing 20 wells on the covered leases. In addition, pursuant to the Participation Agreement, as of September 30, 2014, Liberty purchased a 40% interest in additional acreage for approximately $1.1 million.

The Participation Agreement also provided for the reservation by Nytis LLC of an overriding royalty interest with respect to the covered leases, subject to an agreed upon minimum net revenue interest.

Following the drilling of these 20 wells, Nytis LLC and Liberty will pay their respective costs on a basis proportionate to their working interests.

As the transaction did not significantly alter the relationship between capitalized costs and proved reserves, the Company did not recognize a gain or loss. The proceeds from the Participation Agreement were recorded as a reduction of the Company’s investment in its unproved and proved oil and gas properties.

Note 4 – Property and Equipment

Net property and equipment as of September 30, 2014 and December 31, 2013 consists of the following:

(in thousands)	September 30, 2014	December 31, 2013

Oil and gas properties:
Proved oil and gas properties	$105,400	$100,769
Unproved properties not subject to depletion	3,439	2,235
Accumulated depreciation, depletion, amortization and impairment	(63,929)	(61,736)
Net oil and gas properties	44,910	41,268

Furniture and fixtures, computer hardware and software, and other equipment	1,039	960
Accumulated depreciation and amortization	(787)	(673)
Net other property and equipment	252	287

Total net property and equipment	$45,162	$41,555

As of September 30, 2014 and December 31, 2013, the Company had approximately $3.4 million and $2.2 million, respectively, of unproved oil and gas properties not subject to depletion. The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties. The excluded properties are assessed for impairment at least annually. Subject to industry conditions, evaluation of most of these properties and the inclusion of their costs in amortized capital costs is expected to be completed within five years.

During the three months ended September 30, 2014 and 2013, the Company capitalized general and administrative expenses applicable to development and exploration activities of approximately $121,000 and $113,000, respectively. During the nine months ended September 30, 2014 and 2013, the Company capitalized general and administrative expenses applicable to development and exploration activities of approximately $379,000 and $347,000, respectively.

Note 4 – Property and Equipment (continued)

Depletion expense related to oil and gas properties for the three and nine months ended September 30, 2014 was approximately $779,000, or $1.05 per Mcfe, and approximately $2.2 million, or $1.00 per Mcfe, respectively. For the three and nine months ended September 30, 2013, depletion expense was approximately $732,000, or $1.01 per Mcfe, and approximately $2.0 million, or $0.94 per Mcfe, respectively.

Depreciation and amortization expense related to furniture and fixtures, computer hardware and software and other equipment for the three and nine months ended September 30, 2014 was approximately $36,000 and $114,000, respectively, and for the three and nine months ended September 30, 2013 was approximately $35,000 and $94,000, respectively.

Note 5– Equity Method Investment

The Company has a 50% interest in Crawford County Gas Gathering Company, LLC (“CCGGC”) which owns and operates pipelines and related gathering and treating facilities. The Company’s gas production located in Illinois is gathered and transported on CCGGC’s gathering facilities. The Company’s investment in CCGGC is accounted for under the equity method of accounting, and its share of the income or loss is recognized. During the nine month periods ended September 30, 2014 and 2013, the Company recorded equity method income of approximately $7,000 and a loss of $77,000, respectively, related to this investment.

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

At September 30, 2014, there were approximately $13.9 million in outstanding borrowings and approximately $6.1 million of additional borrowing capacity available under the credit facility. The Company’s effective borrowing rate at September 30, 2014 was approximately 3.0%. The credit facility is collateralized by substantially all of the Company’s oil and gas assets. The credit facility includes terms that place limitations on certain types of activities and the payment of dividends, and requires satisfaction of a minimum current ratio (the ratio of current assets (including borrowing base capacity) to current liabilities as defined) of 1.0 to 1.0 and a maximum funded debt ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges) for the most recently completed fiscal quarter times four) of 4.25 to 1.0 as of the end of any fiscal quarter.

The Company is in compliance with all covenants associated with the credit agreement as of September 30, 2014.

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

At September 30, 2014, the Company has established a full valuation allowance against the balance of net deferred tax assets.

Note 8 – Stockholders’ Equity

Authorized and Issued Capital Stock

As of September 30, 2014, the Company had 200,000,000 shares of common stock authorized with a par value of $0.01 per share, of which 106,875,447 were issued and outstanding and 1,000,000 shares of preferred stock authorized with a par value of $0.01 per share, none of which were issued and outstanding. During the first nine months of 2014, increases in the Company’s issued and outstanding common stock reflect restricted stock, net of shares exchanged for payroll tax obligations paid by the Company, that vested during the period. In addition, pursuant to a Stock Purchase Agreement dated June 9, 2014, the Company purchased approximately 8.2 million shares of the Company’s common stock from a shareholder for a purchase price of $0.40 per share. This purchase represented 100% of the shareholder’s holdings of the Company’s common stock. These shares were canceled and returned to the Company's authorized stock and reduced the number of shares issued and outstanding.

Equity Plans Prior to Merger

Pursuant to the merger of Nytis USA with and into the Company (formerly known as St. Lawrence Seaway Corporation (“SLSC”)) in 2011, all options, warrants and restricted stock were adjusted to reflect the conversion ratio used in the merger. As of September 30, 2014, the Company has 163,076 options outstanding and exercisable, 2,696,133 warrants (including 250,000 warrants granted by SLSC prior to the merger) outstanding and exercisable and 1,468,181 shares of common stock outstanding that are subject to restricted stock agreements.

Nytis USA Restricted Stock Plan

As of September 30, 2014, there were 1,468,181 shares of unvested restricted stock granted under the Nytis USA Restricted Stock Plan (“Nytis USA Plan”). The Company accounted for these grants at their intrinsic value. From the dates of grant through March 31, 2013, the Company estimated that none of these shares would vest and accordingly, no compensation cost had been recorded through March 31, 2013.

In June 2013, the vesting terms of these restricted stock grants were modified so that 25% of the shares would vest on the first of January from 2014 through 2017. As such, the Company is recognizing compensation expense for these restricted stock grants based on the fair value of the shares on the date the vesting terms were modified. Compensation costs recognized for these restricted stock grants were approximately $84,000 for the three months ended September 30, 2014 and 2013 and $251,000 and $84,000 respectively, for the nine months ended September 30, 2014 and 2013. As of September 30, 2014, there was approximately $755,000 of unrecognized compensation costs related to these restricted stock grants which the Company expects will be recognized ratably over the next 2.3 years.

Carbon Stock Incentive Plan

In 2011, the stockholders of Carbon approved the adoption of Carbon’s 2011 Stock Incentive Plan (“Carbon Plan”), under which 12,600,000 shares of common stock were authorized for issuance to Carbon officers, directors, employees or consultants eligible to receive awards under the Carbon Plan.

Note 8 – Stockholders’ Equity (continued)

The Carbon Plan provides for granting Director Stock Awards to Non-Employee Directors and for granting Incentive Stock Options, Non-qualified Stock Options, Restricted Stock Awards, Performance Awards and Phantom Stock Awards, or a combination of the foregoing as is best suited to the circumstances of the particular employee, officer or consultant.

Restricted Stock

During the nine months ended September 30, 2014, 1,600,000 shares of restricted stock were granted under the terms of the Carbon Plan in addition to 3,210,000 shares granted during previous years. For employees, these restricted stock awards vest ratably over a three-year service period and for non-employee directors the awards vest upon the earlier of a change in control of the Company or the date their membership on the Board of Directors is terminated other than for cause. The Company recognizes compensation expense for these restricted stock grants based on the grant date fair value of the shares, amortized ratably over three years for employee awards (based on the required service period for vesting) and seven years for non-employee director awards (based on a market survey of the average tenure of directors among U.S. public companies). As of September 30, 2014, approximately 1.3 million of these restricted stock grants have vested.

Compensation costs recognized for these restricted stock grants were approximately $220,000 and $150,000 for the three months ended September 30, 2014 and 2013, respectively and approximately $591,000 and $376,000 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was approximately $1.5 million of unrecognized compensation costs related to these restricted stock grants. This cost is expected to be recognized over the next 6.5 years.

Restricted Performance Units

As of September 30, 2014, 4,810,000 shares of restricted performance units have been granted under the terms of the Carbon Plan. The performance units represent a contractual right to receive one share of the Company’s common stock subject to the terms and conditions of the agreements including the achievement of the price of the Company’s stock, net asset value per share, net production per share and Adjusted EBITDA (defined as net income (loss) before interest expense, taxes, depreciation, depletion, amortization, accretion of asset retirement obligations, ceiling test write downs of oil and gas properties and the gain or loss on sold investments or properties) per share relative to a defined peer group and the lapse of forfeiture restrictions pursuant to the terms and conditions of the agreements, including for certain of the grants, the requirement of continuous employment by the grantee prior to a change in control of the Company. Based on the relative achievement of performance, 4,686,160 of the restricted performance units are outstanding as of September 30, 2014.

The Company accounts for the performance units granted during 2012 and 2014 at their fair value determined at the date of grant. The final measurement of compensation cost will be based on the number of performance units that ultimately vest. At September 30, 2014, the Company estimated that none of the performance units granted in 2012 and 2014 would vest due to change in control and other performance provisions and accordingly, no compensation cost has been recorded. As of September 30, 2014, if change in control and other performance provisions pursuant to the terms and conditions of these agreements are met in full, the estimated unrecognized compensation cost related to the performance units granted in 2012 and 2014 would be approximately $2.2 million.

The performance units granted in 2013 contain specific vesting provisions, no change in control provisions nor any performance conditions other than stock price performance. Due to different earning requirements compared to the performance units granted in 2012 and 2014, the Company recognizes compensation expense for the performance units granted in 2013 based on the grant date fair value of the performance units, amortized ratably over three years (the performance period). The fair value of the performance units granted in 2013 was estimated using the following key assumptions: no expected dividends, volatility of our stock and those of defined peer companies used to determine our performance relative to the defined peer group, a risk free interest rate and an expected life of three years. Compensation costs recognized for these performance unit grants were approximately $86,000 and $91,000 for the three months ended September 30, 2014 and 2013, respectively, and approximately $259,000 and $182,000 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was approximately $559,000 of unrecognized compensation costs related to performance units granted in 2013. These costs are expected to be recognized over the next 1.5 years.

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2014 and December 31, 2013 consist of the following:

	September 30,	December 31,
(in thousands)	2014	2013

Accounts payable	$1,530	$2,151
Oil and gas revenue payable to oil and gas property owners	686	1,307
Production taxes payable	148	165
Drilling advances received from joint venture partner	2,473	740
Accrued drilling costs	198	162
Accrued lease operating costs	58	42
Accrued ad valorem taxes	1,101	681
Accrued general and administrative expenses	902	1,146
Other accrued liabilities	222	211
Total accounts payable and accrued liabilities	$7,318	$6,605

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

Note 10 – Fair Value Measurements (continued)

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 by level within the fair value hierarchy:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2014
Assets:
Commodity derivatives	$-	$151	$-	$151

December 31, 2013
Liabilities:
Commodity derivatives	$-	$326	$-	$326

As of September 30, 2014, the Company’s commodity derivative financial instruments are comprised of ten natural gas swap agreements and five oil swap agreements. The fair values of the swap agreements are determined under the income valuation technique using a discounted cash flow model. The valuation model requires a variety of inputs, including contractual terms, published forward prices, volatilities for options, and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, the Company’s credit worthiness and the time value of money. The consideration of these factors resulted in an estimated exit-price for each derivative asset or liability under a market place participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy. The counterparty in all of the Company’s commodity derivative financial instruments is the lender in the Company’s bank credit facility.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

The fair value of the following liabilities measured and recorded at fair value on a non-recurring basis are based on unobservable pricing inputs and therefore, are included within the Level 3 fair value hierarchy.

The Company uses the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money. During the nine months ended September 30, 2014 and 2013, the Company recorded asset retirement obligations for additions of approximately $135,000 and $198,000, respectively. See Note 2 for additional information.

Note 11 – Physical Delivery Contracts and Commodity Derivatives

The Company at times enters into oil and gas physical delivery contracts to effectively provide pricing hedges. At September 30, 2014, the Company has a fixed price contract requiring physical delivery of approximately 1,000 Bbl/day at an average price of $96.70 per Bbl for October 2014 through August 2015. Because this contract is not expected to be net cash settled, it is considered to be a normal sales contract and not a derivative. Therefore, this contract is not recorded at fair value in the Consolidated Financial Statements. Other than the above mentioned contract, the Company’s other oil and gas sales contracts approximate index prices.

The Company has historically used commodity-based derivative contracts to manage exposure to commodity prices on certain of its oil and natural gas production. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

Note 11 – Physical Delivery Contracts and Commodity Derivatives (continued)

The Company’s swap agreements as of September 30, 2014 are summarized in the table below:

	Natural Gas		Oil
		Weighted		Weighted
		Average		Average
Period	MMBtu	Price (a)	Bbl	Price (b)
Oct - Dec 2014	250,000	$4.16	12,000	$93.79
Jan - Mar 2015	220,000	$4.06	5,000	$94.52
Apr - Jun 2015	170,000	$4.04	3,000	$94.80
Jul - Sep 2015	180,000	$4.05	2,000	$94.80
Oct - Dec 2015	180,000	$4.05	-	-
Jan - Mar 2016	30,000	$4.20	-	-
Apr - Jun 2016	10,000	$4.20	-	-

(a)	NYMEX Henry Hub Natural Gas futures contract for the respective delivery month.
(b)	NYMEX Light Sweet Crude West Texas Intermediate futures contract for the respective delivery month.

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

The following table summarizes the fair value of the derivatives recorded in the Consolidated Balance Sheets. These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	September 30, 2014	December 31, 2013
Commodity derivative contracts:
Current assets	$147	$-
Non-current assets	$4	$-
Current liabilities	$-	$226
Non-current liabilities	$-	$100

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three and nine months ended September 30, 2014 and 2013. These realized and unrealized losses are recorded and included in commodity derivative gain or loss in the accompanying Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Commodity derivative contracts:
Realized losses	$(54)	$(79)	$(556)	$(176)
Unrealized gains (losses)	743	(186)	477	(14)
Total realized and unrealized gains (losses), net	$689	$(265)	$(79)	$(190)

Realized losses are included in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows.

Note 11 – Physical Delivery Contracts and Gas Derivatives (continued)

The counterparty in all of the Company’s derivative instruments is the lender in the Company’s bank credit facility; accordingly, the Company is not required to post collateral since the bank is secured by the Company’s oil and natural gas assets. The Company nets its derivative instrument fair value amounts executed with its counterparty pursuant to an ISDA master agreement, which provides for the net settlement over the term of the contract and in the event of default or termination of the contract. The following table summarizes the location and fair value amounts of all derivative instruments in the Consolidated Balance Sheet as of September 30, 2014, as well as the gross recognized derivative assets, liabilities and amounts offset in the Consolidated Balance Sheet:

			Net
	Gross		Recognized
	Recognized	Gross	Fair Value
	Assets/	Amounts	Assets/
Balance Sheet Classification (in thousands)	Liabilities	Offset	Liabilities

Commodity derivative assets:
Current derivative asset	$215	$(68)	$147
Other long-term assets	14	(10)	4
Total derivative assets	$229	$(78)	$151

Commodity derivative liabilities:
Current derivative liability	68	(68)	-
Non-current derivative liability	10	(10)	-
Total derivative liabilities	$78	$(78)	$-

Due to the volatility of oil and natural gas prices, the estimated fair value of the Company’s derivatives are subject to large fluctuations from period to period.

Note 12 – Commitments

The Company has entered into long-term firm transportation contracts to ensure the transport for certain of its gas production to purchasers. Firm transportation volumes and the related demand charges for the remaining term of these contracts at September 30, 2014 are summarized in the table below.

Period	Dekatherms per day	Demand Charges
Oct 2014	6,450	$0.20 - $0.67
Nov 2014 - May 2015	4,450	$0.20 - $0.67
Jun 2015 - Dec 2017	3,300	$0.22 - $0.67
Jan 2018 - May 2036	1,000	$0.22

A liability of approximately $1.5 million related to firm transportation contracts assumed in a 2011 asset acquisition, which represents the remaining commitment, is reflected on the Company’s Consolidated Balance Sheet as of September 30, 2014. The fair value of these firm transportation obligations were determined based upon the contractual obligations assumed by the Company and discounted based upon the Company’s effective borrowing rate. These contractual obligations are being amortized on a monthly basis as the Company pays these firm transportation obligations in the future.

Note 13 – Supplemental Cash Flow Disclosure

Supplemental cash flow disclosures for the nine months ended September 30, 2014 and 2013 are presented below:

	Nine Months Ended September 30,
(in thousands)	2014	2013

Cash paid during the period for:
Interest payments	$328	$453

Non-cash transactions:
Increase in net asset retirement obligations	$135	$198
(Decrease) increase in accounts payable and accrued liabilities included in oil and gas properties	$(277)	$2,340
Receivables due from partners assumed in acquisition of partnership interests	$2	$10

Note 14 – Subsequent Event

On October 15, 2014, the Company, together with Liberty, (the “Sellers”) entered into a Purchase and Sale Agreement (the “PSA”) for the sale of a portion of the Company’s interest in rights below the base of the Clinton Formation (the “Deep Rights”) underlying certain oil and gas leases located in Kentucky and West Virginia (the “Leases”).

Pursuant to the PSA, the Sellers will reserve (i) a minority working interest in the Deep Rights, (ii) an overriding royalty interest in certain of the Deep Rights and (iii) all rights from the surface to the base of the Clinton formation underlying the Leases. In consideration of the conveyance of the Deep Rights, at closing, the Company’s share of the cash proceeds from the sale will be approximately $12 million.

The closing of the PSA transaction is subject to due diligence by the buyer. The PSA contains customary representations, warranties and covenants by the parties. The PSA may be terminated by the Sellers or the buyer: (i) if the downward adjustments to the Purchase Price attributable to title defects or adverse environmental conditions exceed certain thresholds; (ii) if the representations and warranties by either party fail to be materially correct at closing; or (iii) if either party fails to perform or satisfy covenants required for closing. The PSA provides for a closing date no later than 60 days from the date of the PSA.

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

At September 30, 2014, our proved developed reserves were comprised of 12% oil and 88% natural gas. Our financial results are sensitive to fluctuations in oil and natural gas prices. Our current capital expenditure program is focused on the development of our oil reserves. We believe that our drilling inventory and our lease position, combined with our low operating expense and cost structure, provides us with a portfolio of opportunities for the development of our oil and natural gas properties. Our growth plan is centered on the following activities:

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

	2012	2013				2014
	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3

Oil (Bbl)	$88.20	$94.34	$94.23	$105.82	$97.50	$98.62	$102.98	$97.21

Natural Gas (MMBtu)	$3.41	$3.34	$4.10	$3.58	$3.60	$4.93	$4.68	$4.07

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

Operational Highlights

At September 30, 2014, we had over 278,000 net acres of mineral leases located in the Appalachian and Illinois Basins of the United States. Approximately 50% of this acreage is held by production and of the remaining acreage, approximately 39% have lease terms of greater than five years remaining in the primary term or contractual extension periods. For the nine months ended September 30, 2014, we participated in the drilling of 17 oil wells in the Berea Sandstone, of which 12 wells have commenced production as of the end of the period and the remaining five wells are in various stages of drilling or completion. Sixteen of the drilled wells were part of the two Liberty drilling programs, three of which were drilled on a promoted basis.

The principal focus of our leasing, drilling and completion activities is directed towards a Berea Sandstone horizontal oil drilling program in eastern Kentucky and western West Virginia. At September 30, 2014, we have over 40,000 net mineral acres in the region. Since 2010, we have drilled over 51 gross horizontal wells in the drilling program. During the program, we have developed expertise in the development of the reserves and improved well drilling and completion performance including reduced drilling days, increased horizontal lateral length, decreased cost per frac stage and reduced days from spud to first production. In addition, we have established an infrastructure of oil and natural gas gathering and salt water handling and disposal facilities which will benefit the economics of future drilling. We continue to acquire leases and producing properties in the areas where we have identified additional potential to expand our activities.

Our natural gas properties are largely held by production and contain a low risk multi-year development inventory of locations which, at the appropriate level of natural gas commodity price, will provide significant drilling and completion opportunities from multiple proven producing formations.

Recent Developments

On October 15, 2014, the Company, together with Liberty, (the “Sellers”) entered into a Purchase and Sale Agreement (the “PSA”) for the sale of a portion of the Company’s interest in rights below the base of the Clinton Formation (the “Deep Rights”) underlying certain oil and gas leases located in Kentucky and West Virginia (the “Leases”).

Pursuant to the PSA, the Sellers will reserve (i) a minority working interest in the Deep Rights, (ii) an overriding royalty interest in certain of the Deep Rights and (iii) all rights from the surface to the base of the Clinton formation underlying the Leases. In consideration of the conveyance of the Deep Rights, at closing, the Company’s share of the cash proceeds from the sale will be approximately $12 million.

The closing of the PSA transaction is subject to due diligence by the buyer. The PSA contains customary representations, warranties and covenants by the parties. The PSA may be terminated by the Sellers or the buyer: (i) if the downward adjustments to the Purchase Price attributable to title defects or adverse environmental conditions exceed certain thresholds; (ii) if the representations and warranties by either party fail to be materially correct at closing; or (iii) if either party fails to perform or satisfy covenants required for closing. The PSA provides for a closing date no later than 60 days from the date of the PSA.

Pursuant to a Stock Purchase Agreement dated June 9, 2014, the Company purchased approximately 8.2 million shares of the Company’s common stock from a shareholder for a purchase price of $0.40 per share. This purchase represented 100% of the shareholder’s holdings of the Company’s common stock. These shares were canceled and returned to the Company’s authorized stock and reduced the number of shares issued and outstanding.

On February 25, 2014, Nytis LLC entered into a Participation Agreement with Liberty that allows Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the Participation Agreement, Liberty paid Nytis LLC approximately $1.7 million. Upon receipt of this payment, Nytis LLC assigned to Liberty a 40% working interest in the covered leases. In accordance with the agreement, Liberty will pay a disproportionate percentage of the costs associated with drilling and completing 20 wells on the covered leases. In addition, pursuant to the agreement, as of September 30, 2014, Liberty purchased a 40% interest in additional acreage for approximately $1.1 million. As of September 30, 2014, Liberty has participated in four wells, three of which were drilled on a promoted basis, pursuant to this agreement.

The Participation Agreement also provides for the reservation by Nytis LLC of an overriding royalty interest with respect to the covered leases, subject to an agreed upon minimum net revenue interest.

Following the drilling of these 20 wells, Nytis LLC and Liberty will pay their respective costs on a basis proportionate to their working interest.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following discussion and analysis relates to items that have affected our results of operations for the three months ended September 30, 2014 and 2013. The following table sets forth, for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information under “Forward Looking Statements” below.

	Three Months Ended
	September 30,		Percent
(in thousands except production and per unit data)	2014	2013	Change
Revenue:
Oil and natural gas revenues	$5,664	$5,122	11%
Commodity derivative gain (loss)	689	(265)	*
Other income	82	92	(11%)
Total revenues	6,435	4,949	30%

Expenses:
Lease operating expenses	786	662	19%
Transportation costs	450	400	13%
Production and property taxes	481	369	30%
General and administrative	1,698	1,266	34%
Depreciation, depletion and amortization	815	767	6%
Accretion of asset retirement obligations	29	36	(19%)
Total expenses	4,259	3,500	22%

Operating income	$2,176	$1,449	50%

Other income and (expense):
Interest expense	(116)	(157)	(26%)
Equity investment income	2	2	*
Total other income and (expense)	$(114)	$(155)	(26%)

Production data:
Natural gas (Mcf)	539,369	533,080	1%
Oil (Bbl)	33,863	31,386	8%
Combined (Mcfe)	742,547	721,396	3%

Average prices before effects of hedges:
Natural gas (per Mcf)	$4.49	$3.55	26%
Oil (per Bbl)	$95.72	$102.86	(7%)
Combined (per Mcfe)	$7.63	$7.10	7%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$5.18	$3.65	42%
Oil (per Bbl)	$105.06	$92.70	13%
Combined (per Mcfe)	$8.56	$6.73	27%

Average costs (per Mcfe):
Lease operating expenses	$1.06	$0.92	15%
Transportation costs	$0.61	$0.55	11%
Production and property taxes	$0.65	$0.51	27%
Depreciation, depletion and amortization	$1.10	$1.06	4%

*   Not meaningful or applicable

** Includes realized and unrealized commodity derivative gains and losses.

Oil and natural gas revenues- Revenues from sales of oil and natural gas increased to approximately $5.7 million for the three months ended September 30, 2014 from approximately $5.1 million for the three months ended September 30, 2013, an increase of 11%. This increase was primarily attributed to a 28% increase in natural gas revenues. Natural gas prices in the third quarter of 2014 increased 26% over the third quarter of 2013 and production increased 1%. Oil revenues in the third quarter of 2014 were virtually unchanged as compared to the third quarter in 2013. Oil sales volumes increased 8% over the same period in 2013, but were offset by a 7% decrease in average oil prices from the same period in 2013.

Commodity derivative revenue- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed price swap contracts when our management believes that available futures prices for our oil and natural gas production are sufficient to warrant hedging to ensure predictable cash flows for certain of the Company’s production. Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-markets gains or losses, as well as realized gains or losses on the derivative instruments, are currently recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts. For the three months ended September 30, 2014, we had hedging gains of approximately $689,000 compared to hedging losses of approximately $265,000 for the three months ended September 30, 2013.

Lease operating expenses- Lease operating expenses for the three months ended September 30, 2014 increased 19% compared to the three months ended September 30, 2013. On a per Mcfe basis, lease operating expenses increased from $0.92 per Mcfe for the three months ended September 30, 2013 to $1.06 per Mcfe for the three months ended September 30, 2014 primarily due to increased oil production relative to natural gas. Operating costs for oil producing properties are generally higher than for gas producing properties due to various factors including water disposal, well maintenance and other costs associated with oil producing properties.

Transportation costs- Transportation costs for the three months ended September 30, 2014 increased 13% compared to the three months ended September 30, 2013. On a per Mcfe basis, these expenses increased from $0.55 per Mcfe for the three months ended September 30, 2013 to $0.61 per Mcfe for the three months ended September 30, 2014. This increase is primarily due to new transportation contracts entered into during the fourth quarter of 2013.

Production and property taxes- Production and property taxes increased from approximately $369,000 for the three months ended September 30, 2013 to approximately $481,000 for the three months ended September 30, 2014. This increase is primarily attributed to increased production taxes as a result of increased natural gas sales revenues and an adjustment of estimated ad valorem tax rates on current year revenues. On a per Mcfe basis, these expenses increased from $0.51 per Mcfe for the three months ended September 30, 2013 to $0.65 per Mcfe for the three months ended September 30, 2014.

Depreciation, depletion and amortization (DD&A)- DD&A increased from approximately $767,000 for the three months ended September 30, 2013 to approximately $815,000 for the three months ended September 30, 2014 due to a 4% increase in the Company’s depletion rate and increased oil sales volumes. On a per Mcfe basis, these expenses increased from $1.06 per Mcfe for the three months ended September 30, 2013 to $1.10 per Mcfe for the three months ended September 30, 2014.

General and administrative expenses- General and administrative expenses for the three months ended September 30, 2014 increased 34% over the same period in 2013. The increase is primarily due to an increase in staff related costs, a reclassification of fees to lease operating expense and legal costs related to the potential sale of the Company’s Deep Rights underlying certain oil and gas leases located in Kentucky and West Virginia and stock-based compensation, a non-cash expense, in the third quarter of 2014 as compared to the third quarter of 2013 as shown in the table below.

(in thousands)	2014	2013	Increase

Stock-based compensation	$390	$325	$65
Other general and administrative expenses	1,308	941	367
General and administrative expense, net	$1,698	$1,266	$432

Interest expense- Interest expense decreased from approximately $157,000 for the three months ended September 30, 2013 to approximately $116,000 for the three months ended September 30, 2014 primarily due to lower average effective interest rates during the three months ended September 30, 2014 compared to the same period in 2013 as the Company negotiated the elimination of interest rate floors in its credit agreement in June 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following discussion and analysis relates to items that have affected our results of operations for the nine months ended September 30, 2014 and 2013. The following table sets forth, for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information under “Forward Looking Statements” below.

	Nine Months Ended
	September 30,		Percent
(in thousands except production and per unit data)	2014	2013	Change
Revenue:
Oil and natural gas revenues	$17,710	$13,143	35%
Commodity derivative loss	(79)	(190)	(58%)
Other income	254	325	(22%)
Total revenues	17,885	13,278	35%

Expenses:
Lease operating expenses	2,523	1,914	32%
Transportation costs	1,341	1,162	15%
Production and property taxes	1,350	965	40%
General and administrative	4,617	3,760	23%
Depreciation, depletion and amortization	2,307	2,069	12%
Accretion of asset retirement obligations	87	103	(16%)
Total expenses	12,225	9,973	23%

Operating income	$5,660	$3,305	71%

Other income and (expense):
Interest expense	(362)	(470)	(23%)
Equity investment income (loss)	7	(77)	*
Total other income and (expense)	$(355)	$(547)	(35%)

Production data:
Natural gas (Mcf)	1,605,907	1,684,203	(5%)
Oil (Bbl)	99,772	70,781	41%
Combined (Mcfe)	2,204,539	2,108,889	5%

Average prices before effects of hedges:
Natural gas (per Mcf)	$4.96	$3.77	32%
Oil (per Bbl)	$97.64	$96.02	2%
Combined (per Mcfe)	$8.03	$6.23	29%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$4.93	$3.86	28%
Oil (per Bbl)	$97.42	$91.16	7%
Combined (per Mcfe)	$8.00	$6.14	30%

Average costs (per Mcfe):
Lease operating expenses	$1.14	$0.91	25%
Transportation costs	$0.61	$0.55	11%
Production and property taxes	$0.61	$0.46	33%
Depreciation, depletion and amortization	$1.05	$0.98	7%

*   Not meaningful or applicable

** Includes realized and unrealized commodity derivative gains and losses.

Oil and natural gas revenues- Revenues from sales of oil and natural gas increased 35% to approximately $17.7 million for the nine months ended September 30, 2014 from approximately $13.1 million for the nine months ended September 30, 2013. This increase was primarily due to a 43% increase in oil revenues attributed to the Company’s focus on developing its oil properties in the Berea Sandstone formation in the Appalachian Basin. Oil sales volumes and prices in the first nine months of 2014 increased 41% and 2%, respectively, over the first nine months of 2013. Natural gas revenues in the first nine months of 2014 increased 26% over the first nine months in 2013 due to a 32% increase in natural gas prices offset in part by a 5% decrease in natural gas sales volumes.

Commodity derivative revenue- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed price swap contracts when our management believes that available futures prices for our oil and natural gas production are sufficient to warrant hedging to ensure predictable cash flows for certain of the Company’s production. Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-markets gains or losses, as well as realized gains or losses on the derivative instruments, are currently recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts. For the nine months ended September 30, 2014, we had hedging losses of approximately $79,000 compared to hedging losses of approximately $190,000 for the nine months ended September 30, 2013.

Lease operating expenses- Lease operating expenses for the nine months ended September 30, 2014 increased 32% in the first nine months of 2014 compared to the first nine months of 2013. On a per Mcfe basis, lease operating expenses increased from $0.91 per Mcfe for the nine months ended September 30, 2013 to $1.14 per Mcfe for the nine months ended September 30, 2014 primarily due to increased oil production relative to natural gas. Operating costs for oil producing properties are generally higher than for gas producing properties due to various factors including water disposal, well maintenance and other costs associated with oil producing properties. For the first nine months of 2014, the Company incurred additional lease operating expenses for lease maintenance associated with winter damage and costs associated with bringing new wells on production.

Transportation costs- Transportation costs for the nine months ended September 30, 2014 increased 15% compared to the nine months ended September 30, 2013. On a per Mcfe basis, these expenses increased from $0.55 per Mcfe for the nine months ended September 30, 2013 to $0.61 per Mcfe for the nine months ended September 30, 2014. This increase is primarily due to new transportation contracts entered into during the fourth quarter of 2013.

Production and property taxes- Production and property taxes increased from approximately $965,000 for the nine months ended September 30, 2013 to approximately $1.4 million for the nine months ended September 30, 2014. This increase is primarily attributed to increased production taxes as a result of increased oil and natural gas sales revenues. On a per Mcfe basis, these expenses increased from $0.46 per Mcfe for the nine months ended September 30, 2013 to $0.61 per Mcfe for the nine months ended September 30, 2014.

Depreciation, depletion and amortization (DD&A)- DD&A increased from approximately $2.1 million for the nine months ended September 30, 2013 to approximately $2.3 million for the nine months ended September 30, 2014 due to a 6% increase in the Company’s depletion rate and increased oil sales volumes. On a per Mcfe basis, these expenses increased from $0.98 per Mcfe for the nine months ended September 30, 2013 to $1.05 per Mcfe for the nine months ended September 30, 2014.

General and administrative expenses- General and administrative expenses for the nine months ended September 30, 2014 increased $857,000 or 23%, from the nine months ended September 30, 2013. The increase is primarily due to an increase in staff expenditures, legal costs related to the potential sale of the Company’s Deep Rights underlying certain oil and gas leases located in Kentucky and West Virginia and stock-based compensation, a non-cash expense as shown in the table below

(in thousands)	2014	2013	Increase

Stock-based compensation	$1,101	$641	$460
Other general and administrative expenses	3,516	3,119	397
General and administrative expense, net	$4,617	$3,760	$857

Interest expense- Interest expense decreased from approximately $470,000 for the nine months ended September 30, 2013 to approximately $362,000 for the nine months ended September 30, 2014 primarily due to lower average effective interest rates during the nine months ended September 30, 2014 compared to the same period in 2013 as the Company negotiated the elimination of interest rate floors in its credit agreement in June 2013.

Liquidity and Capital Resources

Our exploration, development, and acquisition activities require us to make operating and capital expenditures. Historically, we have used cash flow from operations and our bank credit facility as our primary sources of liquidity, and, as market conditions have permitted, we have engaged in asset monetization transactions.

Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations. We employ a commodity hedging strategy in an attempt to moderate the effects of fluctuations in commodity prices on our cash flow. As of September 30, 2014, we have outstanding natural gas hedges of 250,000 MMBtu for the remainder of 2014 at an average price of $4.16 per MMBtu, 750,000 MMBtu for 2015 at an average price of $4.05 per MMBtu and 40,000 MMBtu for 2016 at an average price of $4.20 per MMBtu in addition to oil hedges of 12,000 barrels for the remainder of 2014 at an average price of $93.79 per barrel and 10,000 barrels for 2015 at an average price of $94.66 per barrel. This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2014 through 2016. However, future hedging activities may result in reduced income or even financial losses to us. See “Risk Factors— The use of derivative instruments used in hedging arrangements could result in financial losses or reduce income,” in our Annual Report on Form 10-K for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. As of September 30, 2014, our derivative counterparty, or its affiliates, was party to our credit facility.

The other primary source of liquidity is our credit facility (described below), which had an aggregate borrowing base of $20.0 million of which approximately $6.1 million was available as of September 30, 2014. This facility is used to fund operations, capital programs and acquisitions and to refinance debt, as needed and if available. The credit facility is secured by substantially all of our assets and matures in May 2017. See—“Bank Credit Facility” below for further details. We had approximately $13.9 million drawn on our credit facility as of September 30, 2014.

In addition, pursuant to the terms of the Participation Agreement between Liberty and the Company entered into on February 25, 2014, Liberty paid Nytis LLC approximately $2.8 million for a 40% interest in the covered leases and will pay a disproportionate percentage of the costs associated with drilling and completing 20 wells on the covered leases. Following the drilling of these 20 wells, Nytis LLC and Liberty will pay their respective costs on a basis proportionate to their working interest. As of September 30, 2014, Liberty has participated in four wells, three of which were drilled on a promoted basis, pursuant to this agreement.

On October 15, 2014, the Company, together with Liberty, (the Sellers”) entered into a Purchase and Sale Agreement (the “PSA”) for the sale of a portion of the Company’s interest in rights below the base of the Clinton Formation (the “Deep Rights”) underlying certain oil and gas leases located in Kentucky and West Virginia.

The closing of the PSA transaction is subject to due diligence by the buyer. The PSA contains customary representations, warranties and covenants by the parties. The PSA may be terminated by the Sellers or the buyer: (i) if the downward adjustments to the Purchase Price attributable to title defects or adverse environmental conditions exceed certain thresholds; (ii) if the representations and warranties by either party fail to be materially correct at closing; or (iii) if either party fails to perform or satisfy covenants required for closing. The PSA provides for a closing date no later than 60 days from the date of the PSA. In consideration of the conveyance of the Deep Rights, at closing, the Company’s share of the cash proceeds from the sale will be approximately $12 million.

Our ability to access the debt and equity capital markets on economical terms is affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

We believe that our current cash and cash equivalents, expected future cash flows provided by operating activities, the $6.1 million of funds available under our credit facility at September 30, 2014, the additional liquidity provided under the terms of the Participation Agreement with Liberty and the proceeds from the sale of the Company's Deep Rights, if the transaction closes, will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures (other than the potential acquisition of additional oil and natural gas properties), and our contractual obligations. However, if our revenue and cash flow decrease in the future as a result of deterioration in domestic and global economic conditions or a significant decline in commodity prices, we may elect to reduce our planned capital expenditures. We believe that this financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate. See “Risk Factors,” in our Annual Report filed on Form 10-K with the SEC for a discussion of the risks and uncertainties that affect our business and financial and operating results.

Bank Credit Facility

Nytis LLC has a bank credit facility which consists of a $50.0 million credit facility (the “Credit Facility”) with Bank of Oklahoma. The Credit Facility will mature in May 2017 and is guaranteed by Nytis USA and Carbon. Our availability under the Credit Facility is governed by a borrowing base (the “Borrowing Base”), which at September 30, 2014 was $20.0 million. The determination of the Borrowing Base is made by the lender in its sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and natural gas properties in accordance with the lender’s customary practices for oil and natural gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. The next redetermination of the Borrowing Base is expected to occur in November 2014. In addition to the semi-annual redeterminations, Nytis LLC and the lender each have discretion at any time, but not more often than once during a calendar year, to have the Borrowing Base redetermined.

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

Of the $50.0 million total nominal amount under the Credit Facility, Bank of Oklahoma holds 100% of the total commitments. As of September 30, 2014 there was approximately $13.9 million in borrowings under the Credit Facility. The Company’s effective borrowing rate at September 30, 2014 was approximately 3.0%.

In addition, the Credit Facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements and agreements designated to protect the Company against changes in interest and currency exchange rates. The maximum amount of credit on this line is $9.5 million.

Historical Cash Flow

Net cash provided by or (used in) operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended
	September 30,
(in thousands)	2014	2013

Net cash provided by operating activities	$8,866	$5,098
Net cash used in investing activities	$(6,025)	$(6,050)
Net cash (used in) provided by financing activities	$(2,570)	$1,801

Net cash provided by operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital. The increase in operating cash flows of approximately $3.8 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily due to increased operating income attributed to a 41% increase in oil sales volumes and a 26% increase in natural gas revenues.

Net cash used in investing activities decreased by approximately $25,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This decrease is attributed to $2.8 million received from the sale of oil and gas properties relating to the Participation Agreement with Liberty offset by an increase in capital expenditures of approximately $2.7 million and other long-term asset expenditures.

Financing cash flows decreased by approximately $4.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 principally due to a purchase of approximately 8.2 million shares of the Company’s common stock for approximately $3.4 million, a decrease in proceeds, net of repayments, from our line of credit and an increase in distributions to non-controlling interests due to increased gas revenues.

Capital Expenditures

Capital expenditures incurred for the nine months ended September 30, 2014 and 2013 are summarized in the following table:

	Nine Months Ended September 30,
(in thousands)	2014	2013

Acquisition of oil and gas properties:
Unevaluated properties	$1,502	$836
Proved producing properties	99	563

Drilling and development	7,077	4,598
Other	177	143
Total capital expenditures	$8,855	$6,140

Due to the higher rate of return on invested capital on oil wells versus natural gas wells, the Company’s capital expenditure program has, since 2012, focused principally on the development of its oil prospects. In addition, we manage our capital expenditures by keeping our exploration and development capital spending near our cash flows which the Company can manage as it controls and operates substantially all the wells in which it has an interest. We were able to expand our oil drilling program in 2014 and 2013 by entering into two separate drilling programs with Liberty, one in 2012 and the other in 2014, in which Liberty has or will pay a disproportionate percentage of costs associated with the drilling and completion of 20 wells in each of the drilling programs. Other factors impacting the level of our capital expenditures include oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, general economic and market conditions, and weather disruptions.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2014, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements and (ii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as natural gas transportation commitments and (iii) oil and gas physical delivery contracts that are not expected to be net cash settled and are considered to be normal sales contracts and not derivatives. We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

The following table represents a reconciliation of our net earnings, the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended
	September 30,
(in thousands)	2014	2013

Net income	$2,062	$1,294

Adjustments:
Interest expense	116	157
Depreciation, depletion and amortization	815	767
EBITDA	2,993	2,218

Adjusted EBITDA
EBITDA	2,993	2,218
Adjustments:
Accretion of asset retirement obligations	29	36
Adjusted EBITDA	$3,022	$2,254

	Nine Months Ended
	September 30,
(in thousands)	2014	2013

Net income	$5,305	$2,758

Adjustments:
Interest expense	362	470
Depreciation, depletion and amortization	2,307	2,069
EBITDA	7,974	5,297

Adjusted EBITDA
EBITDA	7,974	5,297
Adjustments:
Accretion of asset retirement obligations	87	103
Adjusted EBITDA	$8,061	$5,400

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

As required by Rule 13a - 15(b) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), we have evaluated under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d-15(e) under the Exchange Act as of September 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow such persons to make timely decisions regarding required disclosures.

Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered equity securities that occurred during the period covered by this report, and through September 30, 2014, have been previously reported in a quarterly report on Form 10-Q.

ITEM 5. Other Information

The Company has reviewed its previously filed exhibits and determined that certain exhibits should have been filed as Exhibit No. 2.2, 2.3 and 2.4 in its previously filed reports. Therefore, the Company is refiling these exhibits in this Form 10-Q to correctly categorize them as agreements involving the sale or disposition of assets. The sale of the assets described in these exhibits is not related to the Company’s core business of exploration, development and production of oil and natural gas properties.

ITEM 6. Exhibits

Exhibit No.	Description

2.2*^	Participation Agreement by and between the Company, Nytis Exploration Company LLC and Liberty Energy LLC, dated September 17, 2012.
2.3*^	Participation Agreement by and between the Company, Nytis Exploration Company LLC and Liberty Energy LLC, dated February 25, 2014.
2.4*^	Addendum to Participation Agreement by and between the Company, Nytis Exploration Company LLC and Liberty Energy LLC, dated February 26, 2014.
3(i)(a)	Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on May 5, 2011.
3(i)(b)	Amended and Restated Certificate of Designation with respect to Series A Convertible Preferred Stock of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed July 6, 2011.
3(i)(c)	Certificate of Amendment to Certificate of Incorporation of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on July 19, 2011.
3(ii)	Amended and Restated Bylaws of St. Lawrence Seaway Corporation, incorporated by reference to exhibit 3(ii) to Form 8-K/A for St. Lawrence Seaway Corporation filed on March 31, 2011.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e).
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith
^	The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and exhibits upon request.
†	Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON NATURAL GAS COMPANY
(Registrant)

Date: November 14, 2014	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
Chief Executive Officer

Date: November 14, 2014	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer

