Form 10-K
period 2014-12-31
Carbon Natural Gas Co
filed 2015-03-31
CIK 86264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $42.1 million (based on the closing price of such stock).

There were 106,875,447 shares of the registrant's common stock, par value $0.01 per share, outstanding as of March 5, 2015.

CARBON NATURAL GAS COMPANY

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

Carbon Natural Gas Company is a Delaware corporation, originally formed in Indiana in 1959, which owns and operates oil and natural gas and oil interests in the Appalachian and Illinois Basins of the United States. It produces and sells oil, natural gas, natural gas condensate and natural gas liquids. Carbon’s acreage is held and its exploration and production activities are conducted indirectly through majority-owned subsidiaries.

●	Nytis Exploration (USA) Inc. (“Nytis USA”) was organized as a Delaware corporation in 2004. Pursuant to the Merger, Nytis USA is owned 100% by Carbon.

●	In 2005 Nytis USA identified oil and natural gas interests (owned by Addington Exploration, LLC (“Addington”)) located primarily in Illinois, Indiana, Kentucky, Ohio, Tennessee and West Virginia. To acquire the Addington assets, Nytis USA formed (along with a different unaffiliated person) Nytis Exploration Company LLC (“Nytis LLC”). Nytis LLC is owned 98.1% by Nytis USA.

●	On January 31, 2011, Nytis USA entered into an Agreement and Plan of Merger (the “Merger Agreement”) with St. Lawrence Seaway Corporation (“SLSC”), which was closed on February 14, 2011. At that date, SLSC acquired all of the issued and outstanding shares of Nytis USA from the Nytis USA stockholders, and thereby became the indirect owner of all of Nytis USA’s equity interests in Nytis LLC. In exchange for the issuance by SLSC to the Nytis USA stockholders of 47,000,003 restricted shares of SLSC common stock (which then constituted 98.9% of SLSC’s issued and outstanding common stock), Nytis USA became a wholly-owned subsidiary of SLSC, and Nytis LLC became a majority-owned indirect subsidiary of SLSC (the “Merger”). The transactions contemplated by the Merger Agreement were intended to be a “tax-free” reorganization under Sections 351 and/or 368 of the Internal Revenue Code of 1986.

●	Now, substantially all the oil and natural gas interests are owned by Nytis LLC, which continues to acquire and develop properties. As of December 31, 2014, Nytis LLC owned interests in approximately 907 gross (595 net) productive oil and natural gas wells and approximately 291,000 (239,000 net) undeveloped acres in the Appalachian and Illinois Basins.

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

Some of our proved reserves and resources are classified as unconventional, including fractured shale formations, tight gas sands, and coalbed methane. Our technical team has significant experience in drilling vertical, horizontal and directional wells, as well as fracture stimulation of unconventional formations. We utilize geological, drilling and completion technologies to enhance the predictability and repeatability of finding and recovering hydrocarbons in these unconventional plays.

●	Focus on oil development. The Company has, since 2011, focused on the drilling of its oil prospects and the Company expects to continue to allocate capital to oil drilling activities. The Company maintains an inventory of natural gas prospects which, in an appropriate natural gas price environment, may provide the opportunity for significant drilling activity, cash flow and reserve additions.

●	Increased production and reserves. Production increased from an average of approximately 7,900 Mcfe per day for the year ended December 31, 2013 to an average of approximately 8,100 Mcfe per day for the year ended December 31, 2014. Estimated proved reserves increased from 41.6 Bcfe at December 31, 2013 to 42.1 Bcfe at December 31, 2014 (including 3.3 Bcfe of estimated proved reserves attributable to minority interest of consolidated partnerships for each year).

●	Proven executive management team with track record of value creation. Our management and technical personnel have extensive experience operating in the Appalachian and Illinois Basins, and have successfully developed exploration and production companies in the past.

●	Low-risk development drilling in established resource plays, and flexibility in deployment of exploration and infrastructure capital. The Company’s acreage positions provide multiple resource play opportunities. At an appropriate level of oil and natural gas prices, the Company has a multi-year drilling inventory of potential horizontal drilling locations on existing acreage. Carbon has drilled or participated in over 166 vertical or horizontal wells from January 2005 through December 31, 2014. Our leasehold position has been delineated largely through drilling done by us, as well as with other industry players. Our leasehold position is largely comprised of leases held-by-production or long-term leases which allows the Company to select the optimum time to drill.

●	Low cost operation. Our geographic and operating focus and the shallow nature of our drilling activities and producing wells results in relatively low finding and development and lease operating costs.

●	Maintain financial flexibility and conservative financial position. We typically use cash flow from operations and our bank credit facility with Bank of Oklahoma to fund drilling and acquisition activities.

●	Control over operating decisions and capital program. At December 31, 2014, we had an average working interest of approximately 66% in our productive wells and operated approximately 91% of our production. The high percentage of operated wells allows us to control operating costs, and to better manage the timing of development activities, and the marketing of production.

●	Manage commodity price exposure through an active hedging program. We maintain a hedging program designed to mitigate volatility in commodity prices and regional basis differentials. As of December 31, 2014, we have outstanding natural gas hedges of 750,000 MMbtu for 2015 at an average price of $4.05 per MMbtu and 40,000 MMBtu for 2016 at an average price of $4.20 per MMBtu and oil hedges of 10,000 barrels for 2015 at an average price of $94.66.

●	Manage midstream assets and secure firm takeaway capacity. We own natural gas gathering and compression facilities in the Appalachian and Illinois Basins. We believe that owning gathering and compression facilities allows us to decrease dependence on third parties, and to better manage the timing of our development and to receive higher netback pricing from the markets in which we sell our production. We have secured long-term firm takeaway capacity on major pipelines to accommodate the transportation and marketing of certain of our existing and expected production.

Core Operational Areas

Our oil and gas properties are located primarily in Illinois, Indiana, Kentucky, Ohio, Tennessee, and West Virginia. The map below shows locations of the Company’s oil and natural gas properties as of December 31, 2014.

Appalachian Basin

As of December 31, 2014, Nytis LLC owns working interests in 849 gross wells (566 net) and royalty wells located in Kentucky, Ohio, Tennessee and West Virginia, and has leasehold positions in approximately 33,500 net developed acres and approximately 174,300 net undeveloped acres.  As of December 31, 2014, net sales were approximately 7,700 Mcfe per day. Objective formations are the Berea Sandstone, Chattanooga Shale, Devonian Shale, Lower Huron Shale and other zones which produce oil and natural gas.

Illinois Basin

As of December 31, 2014, Nytis LLC owns working interests in 58 gross (29 net) coalbed methane wells in the Illinois Basin and has a leasehold position in approximately 1,700 net developed acres and approximately 64,800 net undeveloped acres.  As of December 31, 2014, net natural gas sales were approximately 450 Mcf per day.

Acquisition and Divestiture Activities

We pursue acquisitions that meet our criteria for investment returns and are consistent with our low-risk development focus. Acquisitions in and around our existing core areas enable us to leverage our cost control abilities, technical expertise, and existing land and infrastructure positions. Our acquisition program has focused on acquisitions of properties that have development drilling opportunities and undeveloped acreage. The following is a summary of our significant acquisitions and divestitures during the last two years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements and “Recent Developments” for more information on our acquisitions and dispositions.

Participation Agreement

On February 25, 2014, Nytis LLC entered into a participation agreement with Liberty Energy LLC (“Liberty”) that allowed Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the participation agreement, Liberty paid Nytis LLC approximately $2.8 million for a forty percent (40%) working interest in the covered leases and additional leases acquired post-closing. In accordance with the agreement, Liberty will pay a disproportionate percentage of the costs associated with drilling and completing 20 wells on the covered leases.

Following the drilling of these 20 wells, Nytis LLC and Liberty will pay their respective costs on a basis proportionate to their working interests.

The participation agreement also provided for the reservation by Nytis LLC of an overriding royalty interest with respect to the covered leases, subject to an agreed upon minimum net revenue interest.

Acquisitions

During the year ended December 31, 2014, for nominal cash and assumption of nominal partner liabilities, the Company acquired partnership interests from other partners.

Divestitures

On December 15, 2014, Nytis LLC together with Liberty, (the “Sellers”) completed a preliminary closing in accordance with a Purchase and Sale Agreement (the “PSA”) entered into on October 15, 2014, as amended, for the sale of a portion of Nytis LLC’s interest in rights below the base of the Clinton Formation (the “Deep Rights”) underlying certain oil and gas leases located in Kentucky and West Virginia (the “Leases”).

Pursuant to the PSA, the Sellers reserved (i) a minority working interest in the Deep Rights, (ii) an overriding royalty interest in certain of the Deep Rights and (iii) all rights from the surface to the base of the Clinton formation underlying the Leases. In connection with the closing of this transaction, Nytis LLC received approximately $12.4 million in cash with the proceeds from the sale recorded as a reduction of the Company’s investment in its proved and unevaluated oil and natural gas properties.

At the preliminary closing, the buyer provided to Sellers a description of title defects and estimated that the extent of title defects was less than the twenty percent (20%) threshold provided in the PSA that would have permitted either buyer or Sellers to terminate the transaction.

A final closing is scheduled for mid-April 2015 at which time the Sellers’ curative work and substitute acreage will be agreed to and may result in a downward revision of the purchase price.

Reserves

The Company holds an interest in 64 partnerships, 46 of which are consolidated. The following table summarizes our estimated quantities of proved reserves and the pre-tax PV-10 as of December 31, 2014 and 2013 after consolidating these partnerships in which the Company has a controlling interest.

Pre-tax PV-10, which is not a financial measure accepted under GAAP, is shown because it is a widely used industry standard.

Estimated Consolidated Proved Reserves
Including Non-Controlling Interests of Consolidated Partnerships

	December 31,
	2014	2013

Proved developed reserves:
Natural gas (MMcf)	35,935	35,317
Oil and liquids (MBbl)	770	748
Total proved developed reserves (MMcfe)	40,555	39,805

Proved undeveloped reserves:
Natural gas (MMcf)	1,013	1,367
Oil and liquids (MBbl)	83	74
Total proved undeveloped reserves (MMcfe)	1,511	1,811

Total proved reserves (MMcfe)	42,066	41,616

Percent developed	96.4%	95.6%

PV-10 (thousands)	$67,016	$56,442

Average natural gas price used (per Mcf)	$4.64	$3.84
Average oil and liquids price used (per Bbl)	$92.10	$94.08

The estimated quantities of proved reserves for the non-controlling interests of the consolidated partnerships as of December 31, 2014 are approximately 3.3 Bcfe which is approximately 8% of total consolidated proved reserves.

The following table summarizes our estimated quantities of proved reserves and the pre-tax PV10, excluding the non-controlling interests of the consolidated partnerships, as of December 31, 2014 and 2013.

Estimated Proved Reserves Excluding Non-Controlling Interests of Consolidating Partnerships

	December 31,
	2014	2013

Proved developed reserves:
Natural gas (MMcf)	32,644	32,007
Oil and liquids (MBbl)	770	748
Total proved developed reserves (MMcfe)	37,264	36,495

Proved undeveloped reserves:
Natural gas (MMcf)	1,013	1,367
Oil and liquids (MBbl)	83	74
Total proved undeveloped reserves (MMcfe)	1,511	1,811

Total proved reserves (MMcfe)	38,775	38,306

Percent developed	96.1%	95.3%

PV-10 (thousands)	$63,155	$53,326

Average natural gas price used (per Mcf)	$4.64	$3.84
Average oil and liquids price used (per Bbl)	$92.10	$94.08

Preparation of Reserves Estimates

Our proved oil and natural gas reserves estimates as of December 31, 2014 and 2013 were based on the average fiscal-year prices for oil and natural gas (calculated as the unweighted arithmetic average of the first-day-of-the month price for each month within the 12-month period ended December 31, 2014 and 2013 respectively). Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited to those locations on development spacing areas that are offsetting economic producers that are reasonably certain of economic production when drilled. Proved undeveloped reserves for other undrilled development spacing areas are claimed only where it can be demonstrated with reasonable certainty that there is continuity of economic production from the existing productive formation. Proved undeveloped reserves are included when they are scheduled to be drilled within five years.

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

●

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

●

A comparison is made and documented of land and lease records to ownership interest data in the reserve database. This ensures that the costs and revenues utilized in the reserves estimation match actual ownership interests.

●	A comparison is made of property acquisitions, disposals, retirements or transfers to the property records maintained in the reserve database to verify that all are accounted for accurately.

●	Natural gas pricing for the first flow day of every month is collected from Platts Gas Daily. Oil pricing for the first flow day of every month is provided by the U.S. Energy Information Administration. At the reporting date, 12-month average prices are determined. A similar collection process occurs with pricing deductions and a 12-month average is calculated at year end.

For the years ended December 31, 2014 and 2013, Carbon’s independent engineering firm, Cawley, Gillespie & Associates, Inc. (“CGA”) reviewed field performance and future development plans with Carbon’s technical personnel. Following these reviews, Carbon’s internal reserve database and supporting data was furnished to CGA in order for them to prepare their independent reserve estimates and final report. Access to the database housing reserve information is restricted to select individuals from our engineering department. CGA’s independent reserve estimates and final report is for the Company’s interest in the respective oil and gas properties and represents 100% of the total proved hydrocarbon reserves owned by the Company, or 92% of the consolidated proved hydrocarbon reserves presented in the Company’s Consolidated Financial Statements as CGA’s report does not include the hydrocarbon reserves owned by the non-controlling interests of the consolidated partnerships. The Company calculated the estimated reserves and related PV-10 of the non-controlling interests of the consolidated partnerships’ oil and gas properties by multiplying CG&A’s independent reserve estimates for such properties by the respective non-controlling interests in those properties.

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

Drilling Activities

The following table summarizes the number of wells drilled for the years ended December 31, 2014, 2013 and 2012. Gross wells reflect the sum of all wells in which we own an interest. Net wells reflect the sum of our working interests in gross wells.

	Year Ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net

Development wells:
Productive (1)	17.0	10.5	25.0	15.0	8.0	6.8
Non-productive (2)	-	-	-	-	-	-
Total development wells	17.0	10.5	25.0	15.0	8.0	6.8

Exploratory wells:
Productive (1)	-	-	-	-	-	-
Non-productive (2)	-	-	-	-
Total exploratory wells	-	-	-	-	-	-

(1)	A well classified as productive does not always provide economic levels of activity.

(2)	A non-productive well is a well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well; also known as a dry well (or dry hole).

Oil and Natural Gas Wells and Acreage

Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. The following table summarizes our productive wells as of December 31, 2014.

	December 31, 2014
	Gross	Net

Gas	805	512
Oil	102	83
Total	907	595

Acreage

The following table summarizes gross and net developed and undeveloped acreage by state as of December 31, 2014. Acreage related to royalty, overriding royalty, and other similar interests is excluded from this summary, as well as acreage related to any options held by us to acquire additional leasehold interests.

December 31, 2014
	Developed		Undeveloped		Total
	Acres		Acres		Acres
	Gross	Net	Gross	Net	Gross	Net
Indiana	-	-	43,364	43,364	43,364	43,364
Illinois	3,490	1,745	37,879	21,439	41,369	23,184
Kentucky	28,652	25,605	95,769	61,237	124,421	86,842
Ohio	337	337	6,703	6,703	7,040	7,040
Tennessee	100	25	93,605	93,580	93,705	93,605
West Virginia	9,058	7,554	14,104	12,095	23,162	19,649
Total	41,637	35,266	291,424	238,418	333,061	273,684

Undeveloped Acreage Expirations

The following table sets forth gross and net undeveloped acres by state as of December 31, 2014, which are scheduled to expire from the date of the table through 2017 unless production is established within the spacing unit covering the acreage prior to the expiration date or the Company extends the terms of a lease by paying delay rentals to the lessor.

December 31, 2014
	2015		2016		2017
	Gross	Net	Gross	Net	Gross	Net
Indiana	-	-	-	-	-	-
Illinois	-	-	15,753	7,877	7,451	3,725
Kentucky	4,335	2,504	1,537	922	548	329
Ohio	-	-	-	-	-	-
Tennessee	-	-	-	-	-	-
West Virginia	-	-	-	-	591	591
Total	4,335	2,504	17,290	8,799	8,590	4,645

Production, Average Sales Prices and Production Costs

The following table reflects production, average sales price, and production cost information for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
Production data:
Natural gas (MMcf)	2,138	2,252
Oil and condensate (Bbl)	133,532	106,853
Combined (MMcfe)	2,942	2,894
Gas and oil production revenue (in thousands)	$22,543	$18,681
Commodity hedge gain/(loss) (in thousands)	$1,246	$(459)
Prices:
Average sales price before effects of hedging;
Natural gas (per Mcf)	$4.83	$3.76
Oil and condensate (per Bbl)	$91.35	$95.49
Average sale price after effects of hedging:
Natural gas (per Mcf)	$5.17	$3.69
Oil and condensate (per Bbl)	$95.22	$92.80
Average costs per Mcfe:
Lease operating costs	$1.13	$0.91
Transportation costs	$0.61	$0.56
Production and property taxes	$0.56	$0.43

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

At December 31, 2014, the Company has a fixed price contract requiring physical deliveries for approximately 530 Bbl/month at an average sales price of $96.75 per Bbl from January 2015 through August 2015.

The Company has entered into long-term firm transportation contracts to ensure the transport of certain of its gas production to purchasers. Capacity levels and related demand charges for the remaining term of these contracts at December 31, 2014 are summarized in the table below:

Period	Dekatherms per day	Demand Charges
Jan 2015 - May 2015	5,950	$0.20 - $0.67
Jun 2015 - Oct 2015	4,800	$0.20 - $0.67
Nov 2015 - Dec 2017	3,300	$0.22 - $0.67
Jan 2018 - May 2036	1,000	$0.22

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

In August 2005, Congress enacted the Energy Policy Act of 2005 (“EPAct 2005”). Among other matters, EPAct 2005 amends the Natural Gas Act (“NGA”) to make it unlawful for any entity, including otherwise non-jurisdictional producers such as Carbon, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the Federal Energy Regulatory Commission (“FERC”), in contravention of rules prescribed by the FERC. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the NGA up to $1,000,000 per day per violation. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects a significant expansion of the FERC’s enforcement authority. We do not anticipate we will be affected any differently than other producers of natural gas in respect of EPAct 2005.

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

Additional proposals and proceedings that might affect the oil and natural gas industry are regularly considered by Congress, the states, the FERC, and the courts. For instance, legislation has been introduced in the U.S. Congress to amend the federal Safe Drinking Water Act to subject hydraulic fracturing operations—an important process used in the completion of our oil and natural gas wells—to regulation under the Safe Drinking Water Act. If adopted, this legislation could establish an additional level of regulation, and impose additional cost, on our operations. We cannot predict when or whether any such proposal, or any additional new legislative or regulatory proposal, may become effective. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

Environmental

As an operator of oil and natural gas properties in the U.S., we are subject to federal, state and local laws and regulations relating to environmental protection as well as controlling the manner in which various substances, including wastes generated in connection with exploration, production, and transportation operations, are released into the environment. Compliance with these laws and regulations can affect the location or size of wells and facilities, prohibit or limit the extent to which exploration and development may be allowed, and require proper closure of wells and restoration of properties when production ceases. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, or criminal penalties, imposition of remedial obligations, incurrence of capital or increased operating costs to comply with governmental standards, and even injunctions that limit or prohibit exploration and production activities or that constrain the disposal of substances generated by oil field operations.

We currently operate or lease, and have in the past operated or leased, a number of properties that have been subject to the exploration and production of oil and natural gas. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties operated or leased by us or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to laws and regulations imposing joint and several liability and strict liability without regard to fault or the legality of the original conduct that could require us to remove previously disposed wastes or remediate property contamination, or to perform well or pit closure or other actions of a remedial nature to prevent future contamination.

Oil and natural gas deposits exist in shale and other formations. It is customary in our industry to recover oil and natural gas from these formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing is the process of creating or expanding cracks, or fractures, underground where water, sand and other additives are pumped under high pressure into a shale formation.

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

In the well completion and production process, an accidental release could result in possible environmental damage. All wells have manifolds with escape lines to containment areas. High pressure valves for flow control are on the wellhead. Valves and piping are designed for higher pressures than are typically encountered. Piping is tested prior to any procedure and regular safety inspections and incident drill records are kept on those tests.

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

Employees

As of December 31, 2014, our workforce (including those employed by our subsidiary Nytis LLC) consisted of approximately 30 employees all of which are full-time employees. None of the members of our workforce are represented by a union or covered by a collective bargaining agreement. We believe we have a good relationship with the members of our workforce.

Geographical Data

Carbon operates in one geographical area, the United States. See Note 1 to the Consolidated Financial Statements.

Offices

Our executive offices are located at 1700 Broadway, Suite 1170, Denver, Colorado 80290. We maintain an office in Lexington, Kentucky in which we conduct our oil and gas operations.

Title to Properties

Title to our oil and gas properties is subject to royalty, overriding royalty, carried, net profits, working, and similar interests customary in the oil and gas industry. Under the terms of our bank credit facility, we have granted the lender a lien on a substantial majority of our properties. In addition, our properties may also be subject to liens incident to operating agreements, as well as other customary encumbrances, easements, and restrictions, and for current taxes not yet due. Our general practice is to conduct title examinations on material property acquisitions. Prior to the commencement of drilling operations, a title examination and, if necessary, curative work is performed. The methods of title examination that we have adopted are reasonable in the opinion of management and are designed to ensure that production from our properties, if obtained, will be salable by us.

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

Bbl	means one stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or liquid hydrocarbons.

Bcf	means one billion cubic feet of natural gas.

Bcfe	means one billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one bbl of crude oil, condensate, or natural gas liquids.

Bbtu	means one billion British Thermal Units.

Btu	means a British Thermal Unit, or the amount of heat necessary to raise the temperature of one pound of water one degree Fahrenheit.

CBM	means coalbed methane.

Condensate	means liquid hydrocarbons associated with the production of a primarily natural gas reserve.

Dekatherm	means one million British Thermal Units.

Developed acreage	means the number of acres which are allocated or held by producing wells or wells capable of production.

Development well	means a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Equivalent volumes	means equivalent volumes are computed with oil and natural gas liquid quantities converted to Mcf on an energy equivalent ratio of one barrel to six Mcf.

Exploitation	means ordinarily considered to be a form of development within a known reservoir.

Exploratory well	means a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir. Generally, an exploratory well is any well that is not a development well or a service well.

Farmout	is an assignment of an interest in a drilling location and related acreage conditional upon the drilling of a well on that location or the undertaking of other work obligations.

Field	means an area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Full cost pool	means the full cost pool consisting of all costs associated with property acquisition, exploration, and development activities for a company using the full cost method of accounting. Additionally, any internal costs that can be directly identified with acquisition, exploration, and development activities are included. Any costs related to production, general and administrative expense, or similar activities are not included.

Gross acres or gross wells	means the total acres or wells, as the case may be, in which a working interest is owned.

Henry Hub	means the natural gas pipeline located in Erath, Louisiana that serves as the official delivery location for futures contracts on the NYMEX.

Lease operating expenses	means the expenses of lifting oil or natural gas from a producing formation to the surface, constituting part of the current operating expenses of a working interest, and also including labor, superintendence, supplies, repairs, short-lived assets, maintenance, allocated overhead costs, and other expenses incidental to production, but not including lease acquisition or drilling or completion expenses.

Liquids	describes oil, condensate, and natural gas liquids.

MBbls	means one thousand barrels of crude oil or other liquid hydrocarbons.

Mcf	means one thousand cubic feet of natural gas.

Mcfe	means one thousand cubic feet equivalent determined using the ratio of six Mcf of natural gas to one bbl of crude oil, condensate, or natural gas liquids.

MMBtu	means one million British Thermal Units, a common energy measurement.

MMcf	means one million cubic feet of natural gas.

MMcfe	means one million cubic feet equivalent determined using the ratio of six Mcf of natural gas to one bbl of crude oil, condensate, or natural gas liquids.

NGL	means natural gas liquids.

Net acres or net wells	is the sum of the fractional working interest owned in gross acres or gross wells expressed in whole numbers and fractions of whole numbers.

Non-productive well	means a well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

NYMEX	means New York Mercantile Exchange.

Productive wells	means producing wells and wells that are capable of production, and wells that are shut-in.

Proved Developed Reserves	means estimated proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved Reserves	means quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Existing economic conditions include prices that are the average price during the twelve-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Proved Undeveloped Reserves	means estimated proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recovery to occur.

PV-10	means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at the determination date, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%. PV-10 is not a financial measure accepted under GAAP.

Reservoir	means a porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Royalty	means an interest in an oil or natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

Standardized measure of present value of estimated future net revenues	means an estimate of the present value of the estimated future net revenues from proved oil or natural gas reserves at a date indicated after deducting estimated production and ad valorem taxes, future capital costs, operating expenses and income taxes computed by applying year end statutory tax rates, with consideration of future tax rates already legislated. The estimated future net revenues are discounted at an annual rate of 10%, in accordance with the SEC’s practice, to determine their “present value.” The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. Estimates of future net revenues are made using oil and natural gas prices and operating costs at the estimation date and held constant for the life of the reserves.

Tcfe	means one trillion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one bbl of crude oil, condensate, or natural gas liquids.

Undeveloped acreage	means acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

Working interest	means an operating interest which gives the owner the right to drill, produce, and conduct operating activities on the property, and to receive a share of production.

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

Our financial condition, operating results, and future rate of growth depend upon the prices that we receive for our oil and natural gas. Oil prices have fallen significantly since reaching an average monthly high for the Company of $103.73 per barrel in June 2014, dropping to an average monthly low for the Company of $60.43 per barrel in December 2014. Oil prices have continued to decline during the first quarter of 2015, with the price of West Texas Intermediate crude oil falling below $43.00 a barrel in March 2015. In addition average natural gas prices received by the Company in December 2014 were approximately 10% lower compared to the high realized in mid-2014. Prices also affect our cash flow available for capital expenditures and our ability to access funds under our bank credit facility and through the capital markets. The amount available for borrowing under our bank credit facility is subject to a borrowing base, which is determined by our lender taking into account our estimated proved developed reserves and is subject to periodic redeterminations based on pricing models determined by the lender at such time. Declines in oil and natural gas prices have in the past adversely impacted the value of our estimated proved developed reserves and, in turn, the market values used by our lenders to determine our borrowing base. Future commodity price declines may have similar adverse effects on our reserves and borrowing base. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Bank Credit Facilities,” for more details. Further, because we have elected to use the full cost accounting method, each quarter we must perform a “ceiling test” that is impacted by declining prices. Significant price declines could cause us to take one or more ceiling test write-downs, which would be reflected as non-cash charges against current earnings. See Risk Factor below entitled “Lower oil and natural gas prices and other factors have resulted in, and in the future may result in, ceiling test write-downs and other impairments of our asset carrying values.”

Historically, the markets for oil and natural gas have been volatile and are likely to remain so in the future. In July 2008, oil spot prices reached historical highs and natural gas spot prices reached near historical highs. Prices have declined significantly since that time and may continue to fluctuate widely in the future. The prices we receive for our oil and natural gas depend upon factors beyond our control, including among others:

●	worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas;

●	the price and quantity of imports of foreign oil and natural gas, including liquefied natural gas;

●	political conditions in or affecting other oil and natural gas producing countries;

●	the level of oil and natural gas exploration and production;

●	the level of global oil and natural gas inventories;

●	prevailing prices on local oil and natural gas price indexes in the areas in which we operate;

●	localized and global supply and demand fundamentals and transportation availability;

●	weather conditions;

●	technological advances affecting energy supply and consumption;

●	the price and availability of alternative energy; and

●	domestic, local and foreign governmental regulation and taxes.

These factors make it difficult to predict future commodity price movements with any certainty. We sell the majority of our oil and natural gas production at current prices rather than through fixed-price contracts. However, we do enter into derivative instruments to reduce our exposure to fluctuations in oil and natural gas prices. See Risk Factor below entitled “Future use of hedging arrangements could result in financial losses or reduce income.” At December 31, 2014, 88% of our estimated proved reserves were natural gas, and, as a result, our financial results will be more sensitive to fluctuations in natural gas prices.

We have indebtedness and may incur more debt in the future. Our leverage may materially affect our operations and financial condition.

We (through Nytis LLC) have a bank credit facility with the Bank of Oklahoma, the outstanding balance of which was approximately $2.1 million at December 31, 2014. We may incur more debt in the future. This indebtedness may have several important effects on our business and operations; among other things, it may:

●	require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general corporate purposes;

●	limit our access to the capital markets;

●	increase our borrowing costs, and impact the terms, conditions, and restrictions contained in our debt agreements, including the addition of more restrictive covenants;

●	limit our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in our existing and possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness;

●	place us at a disadvantage compared to similar companies in our industry that have less debt; and

●	make us more vulnerable to economic downturns and adverse developments in our business.

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

Our estimates of proved reserves at December 31, 2014 and 2013 have been prepared under SEC rules which could limit our ability to book additional proved undeveloped reserves in the future.

Estimates of our proved reserves as of December 31, 2014 and 2013 have been prepared and presented under the SEC’s rules relating to the reporting of oil and natural gas exploration activities. These rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This rule has limited and may continue to limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down any proved undeveloped reserves that are not developed within the required five-year timeframe.

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

5% of our total proved reserves as of December 31, 2014 consist of undeveloped and developed non-producing reserves, and those reserves may not ultimately be developed or produced.

As of December 31, 2014, 4% of our total proved reserves were undeveloped and 1% were developed non-producing. Although we plan to develop and produce all our proved reserves, ultimately some may not be developed or produced. In addition, not all of the undeveloped or developed non-producing reserves may begin producing at the expected times or within budget.

Lower oil and natural gas prices and other factors have resulted in, and in the future may result in, ceiling test write-downs and other impairments of our asset carrying values.

We use the full cost method of accounting to report our oil and natural gas operations. Under this method, we capitalize the cost to acquire, explore for, and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of proved oil and natural gas properties may not exceed a “ceiling limit,” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%. If net capitalized costs of proved oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a “ceiling test write-down.” Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test write-down would not impact cash flow from operating activities, but it would reduce our stockholders’ equity. For the years ended December 31, 2014 and 2013, the Company did not incur a ceiling test impairment. Declines in oil and natural gas prices could result in impairments of our oil and gas properties in future periods, See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates, Judgments, and Assumptions—Full Cost Method of Accounting,” for further detail.

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

The risk that we will be required to write-down the carrying value of our oil and natural gas properties or our unproved properties increases when oil and natural gas prices are low. Oil prices have fallen significantly since reaching an average monthly high for the Company of $103.73 per barrel in June 2014, dropping to an average monthly low for the Company of $60.43 per barrel in December 2014. Oil prices have continued to decline during the first quarter of 2015, with the price of West Texas Intermediate crude oil falling below $43.00 a barrel in March 2015. In addition average natural gas prices received by the Company in December 2014 were approximately 10% lower compared to the high realized in mid-2014. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. Future write-downs of our full cost pool may be required if oil and natural gas prices decline, unproved property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in our full cost pool exceed the discounted future net cash flows from the additional reserves, if any, attributable to our cost pool.

Our exploration, development and exploitation projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our reserves.

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the development, exploitation, production and acquisition of oil and natural gas reserves. Cash used in investing activities related to acquisition, development and exploration expenditures was approximately $11.2 million and $9.6 million in 2014 and 2013, respectively.

The Company anticipates its budget for exploration and completion work on existing acreage will range between $2.0 million and $8.0 million for 2015 and will be highly dependent on prices that we receive for our oil and natural gas sales. We intend to finance future capital expenditures through cash flow from operations, and to the extent that it is prudent, from borrowings under our bank credit facility. However, our financing needs may exceed those resources, and thus require a substantial increase in capitalization through the issuance of debt or equity securities or sale or joint venturing of selected assets or delays in our planned exploration, development and completion activities. The issuance of additional indebtedness may require that a portion of operating cash flow be used to service the debt, thereby reducing the amount of cash flow available for other purposes. The actual amount and timing of future capital expenditures may differ materially from estimates as a result of, among other things, availability of personnel, commodity prices, actual drilling results, the availability of drilling rigs and other services, materials and equipment, and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures. Conversely, a significant improvement in product prices could result in an increase in our capital expenditures.

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

At an appropriate level of oil and natural gas prices, the Company has a multi-year drilling inventory of potential horizontal and vertical drilling locations on existing acreage. These locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including oil and natural gas prices, the availability and cost of capital, availability of qualified personnel, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering systems and pipeline transportation constraints, regulatory approvals and other factors. Accordingly, we cannot predict when or if the identified drilling locations will be drilled.

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

Some of these leases will only allow us to hold a portion of the lease even after one or more wells have been completed. As is customary in the oil and natural gas industry, Company management continually prioritizes the timing of drilling locations against drilling and completion costs, available capital, expected returns on capital, and lease expirations.

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

Our future financial condition and results of operations will depend on the success of our exploitation, exploration, development and production activities. Exploration, exploitation, development and production are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil and natural gas production. The Company’s decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. For a discussion of the uncertainty involved in these processes, see the Risk Factor “Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.” In addition, drilling and completion costs may increase prior to completion of the project. Many factors may curtail, delay or cancel scheduled drilling projects, including:

●	delays imposed by or resulting from compliance with regulatory requirements;

●	pressure or irregularities in geological formations;

●	shortages of or delays in obtaining equipment, materials and qualified personnel;

●	equipment failures or accidents;

●	adverse weather;

●	declines in commodity prices;

●	limited availability of financing at acceptable rates;

●	title problems; and

●	limitations in getting production to market due to transportation issues (see the Risk Factor entitled “Our business depends on gathering and transportation facilities owned by others. Any limitation in the availability of those facilities would interfere with our ability to market the natural gas we produce.”)

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

As of December 31, 2014, the fair value of the contracts with our derivatives counterparty was an asset of approximately $1.3 million. Any default by this counterparty on its obligations to us could have a material adverse effect on the Company’s financial condition and results of operations.

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

Even though such legislation has not yet been adopted at the national level, regulatory agencies have begun taking actions to control and/or reduce emissions of greenhouse gases from oil and gas operations. In 2014, Colorado adopted strict emissions standards specific to the oil and gas industry. Although other states have yet to adopt similar standards, the EPA has announced plans to propose emissions regulations for the oil and gas industry in the summer of 2015. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

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

Separately, the EPA has commenced the process of studying the possible relationship between hydraulic fracturing and drinking water and the first progress report was released in December 2012. A draft report is expected for public comment and peer review, but the current status of the report is uncertain. To receive input on the development of the draft study plan, the EPA held public meetings in four locations across the country in July and September 2010, which attracted hundreds of protestors. Also in September 2010, the EPA issued voluntary information requests to nine of the leading national and regional hydraulic fracturing service providers. Although eight of the nine hydraulic fracturing companies agreed to voluntarily compile and submit the information requested by the EPA, one company refused and the EPA issued a subpoena. Because of heightened public awareness and concern related to hydraulic fracturing, additional federal regulation by the EPA, Congress, or both is likely in the coming years. If adopted, such rules could lead to operational delays or increased operating costs and could result in additional regulatory burdens that would make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

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

During 2014, Mr. McDonald served as President and Chief Executive Officer of Forest Oil Corporation (“Forest”).

On June 21, 2012, Mr. McDonald was appointed interim Chief Executive Officer of Forest and on September 11, 2012, was appointed Forest’s permanent President and Chief Executive Officer. In response to Mr. McDonald’s permanent appointment, on October 4, 2012, the Company separated the offices of Chief Executive Officer, President and Chairman of the Board resulting in Mr. McDonald, who previously filled each of these offices, to continue as Chief Executive Officer with the office of Chairman of the Board filled by James H. Brandi and the office of President filled by Mr. Pierce.

Mr. McDonald served in the capacity of President and Chief Executive Officer of Forest until the completion of its business combination with Sabine Oil & Gas (“Sabine”) in December 2014. Mr. McDonald continues to serve as a director of Sabine.

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

We may be subject to risks in connection with acquisitions of properties.

The successful acquisition of producing properties requires an assessment of several factors, including:

●	recoverable reserves;

●	future commodity prices and their applicable differentials;

●	operating costs; and

●	potential environmental and other liabilities.

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

The borrowing base under our secured lending facility presently is $20 million and all borrowings under the facility are secured by a majority of our oil and natural gas assets. Borrowings outside the facility may have to be unsecured, and accordingly, such borrowings, if obtainable, would have a higher interest rate, which would increase debt service and more negatively impact operating results.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

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

Year Ended December 31,	Quarter	High	Low

2014	First	$0.94	$0.66

	Second	$0.94	$0.53

	Third	$0.98	$0.83

	Fourth	$0.90	$0.63

2013	First	$0.67	$0.41

	Second	$0.94	$0.50

	Third	$0.90	$0.60

	Fourth	$0.90	$0.75

As of March 17, 2015, the closing price for our common stock on the OTCQB was $0.70 per share.

Holders

As of March 17, 2015, there were approximately 1,100 holders of record of our common stock. The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

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

Securities Authorized for Issuance Under Compensation Plans

Our Board of Directors has adopted the 2011 Stock Incentive Plan (the “Plan”) under which 12,600,000 shares of common stock are authorized for issuance. On December 8, 2011, the stockholders approved the adoption of the Plan at Carbon’s annual meeting of shareholders. See Note 8 of the Consolidated Financial Statements for a description of compensation plans adopted without the approval of the shareholders.

Upon closing the Merger, the Company assumed outstanding options granted prior to the Merger to acquire 342,459 shares of common stock. At the time of the Merger such options became exercisable to acquire Company common stock and the terms of the options were amended to reflect the exchange ratio used to effect the Merger. The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2014:

Equity Compensation Plan Information
				Number of Securities
				Remaining Available
	Number of Securities			for Future Issuance
	to be Issued Upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights		Warrants, and Rights(3)	Reflected in Column (a))
and Description	(a)		(b)	(c)

Equity Compensation Plans
Approved by Security Holders (1)	4,686,160		-	3,103,840

Equity Compensation Plans Not
Approved by Security Holders	163,076	(2)	$0.61	-

Total	4,849,236		$0.61	3,103,840

(1)	On December 8, 2011 the Company’s shareholders approved the adoption of the Company’s 2011 Stock Incentive Plan under which 12,600,000 shares were reserved for issuance. For each of the years ended December 31, 2014 and 2013, the Company granted 1,600,000 shares of restricted stock. As of December 31, 2014, there are approximately 3.2 million shares of unvested restricted stock. For the years ended December 31, 2014 and 2013, the Company granted 1,600,000 and 1,920,000 restricted performance units, respectively. As of December 31, 2014, there are approximately 4.7 million shares of unvested performance units.
(2)	Consists of options granted prior to the Merger by Nytis USA to an officer of the Company. All of these options were assumed by the Company at the time of the Merger.
(3)	The weighted average exercise price in column (b) excludes the restricted performance units.

Unregistered Sales of Equity Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through December 31, 2014, have been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

At December 31, 2014, our proved developed reserves were comprised of 12% oil and 88% natural gas. Our financial results are sensitive to fluctuations in natural gas prices. Our current capital expenditure program is focused on the development of our oil reserves. We believe that our drilling inventory and lease position, combined with our low operating expense and cost structure, provides us with a portfolio of opportunities for the development of our oil and natural gas properties. Our growth plan is centered on the following activities:

●	Development of the Company’s oil reserves;

●	Development of oil and natural gas projects that we believe will generate attractive risk adjusted rates of return;

●	Development and maintenance of a portfolio of low risk, long-lived oil and natural gas properties that provide stable cash flows; and

●	Property and land acquisitions that complement our core producing areas.

Our revenue, profitability and future growth rate depend on many factors which are beyond our control, such as economic, political and regulatory developments and competition from other industry participants. Oil and gas prices historically have been volatile and may fluctuate widely in the future. The following table highlights the quarterly average of NYMEX price trends for oil and natural gas prices since the first quarter of 2013:

	2013				2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Oil (Bbl)	$94.34	$94.23	$105.82	$97.50	$98.62	$102.98	$97.21	$73.12
Natural Gas (MMBtu)	$3.34	$4.10	$3.58	$3.60	$4.93	$4.68	$4.07	$4.04

Oil prices have fallen significantly since reaching an average monthly high for the Company of $103.73 per barrel in June 2014, dropping to an average monthly low for the Company of $60.43 per barrel in December 2014. Oil prices have continued to decline during the first quarter of 2015, with the price of West Texas Intermediate crude oil falling below $43.00 a barrel in March 2015. In addition, average natural gas prices received by the Company in December 2014 were approximately 10% lower compared to the high realized in mid-2014. Lower oil and natural gas prices may not only decrease our revenues, but may also reduce the amount of oil and natural gas that the Company can produce economically and potentially lower our oil and natural gas reserves. A substantial or extended decline in oil or natural gas prices may result in future impairments of our proved reserves and may materially and adversely affect our future business, financial condition, cash flows, results of operations or liquidity. Lower oil and natural gas prices may also reduce the amount of borrowing base under our bank credit facility, which is determined at the discretion of our lender.

Future acquisitions or dispositions could have a material impact on our financial condition and results of operations by increasing or decreasing our reserves, production and revenues as well as expenses and future capital expenditures. We currently anticipate that we would finance any future acquisitions with available borrowings under our credit facility, sales of properties or the issuance of additional equity or debt.

Operational Highlights

At December 31, 2014, we had approximately 274,000 net acres of mineral leases located in the Appalachian and Illinois Basins of the United States. Approximately 50% of this acreage is held by production and of the remaining leases, approximately 37% have lease terms of greater than five years remaining in the primary term or contractual extension periods.

The principal focus of our leasing, drilling and completion activities is directed towards a Berea Sandstone horizontal oil drilling program in eastern Kentucky and western West Virginia. As of December 31, 2014, we have over 43,000 net mineral acres in the region. Since 2010, we have drilled 51 horizontal wells in the program. During the program, we have enhanced our well performance and have improved well drilling and completion performance measures, including reduced drilling days, increased horizontal lateral length, decreased cost per frac stage and reduced days from spud to first production. In addition, we have established an infrastructure of oil and natural gas gathering and salt water handling and disposal facilities which will benefit the economics of future drilling. We continue to acquire leases and producing properties where we have identified additional potential to expand our activities.

Another area of focus is coal bed methane in Illinois. A second horizontal well has been drilled and is under evaluation. The Company has 23,000 acres in the play.

Our natural gas properties are largely held by production and contain a low risk multi-year development inventory of locations which, at the appropriate level of natural gas commodity price, will provide significant drilling and completion opportunities from multiple proven producing formations.

Recent Developments

On December 15, 2014, Nytis LLC together with Liberty, (the “Sellers”) completed a preliminary closing in accordance with a Purchase and Sale Agreement (the “PSA”) entered into on October 15, 2014, as amended, for the sale of a portion of Nytis LLC’s interest in rights below the base of the Clinton Formation (the “Deep Rights”) underlying certain oil and gas leases located in Kentucky and West Virginia (the “Leases”).

Pursuant to the PSA, the Sellers reserved (i) a minority working interest in the Deep Rights, (ii) an overriding royalty interest in certain of the Deep Rights and (iii) all rights from the surface to the base of the Clinton formation underlying the Leases. In connection with the closing of this transaction, Nytis LLC received approximately $12.4 million in cash with the proceeds from the sale recorded as a reduction of the Company’s investment in its proved and unevaluated oil and natural gas properties.

At the preliminary closing, the buyer provided to Sellers a description of title defects and estimated that the extent of title defects was less than the twenty percent (20%) threshold provided in the PSA that would have permitted either buyer or Sellers to terminate the transaction.

A final closing is scheduled for mid-April 2015 at which time the Sellers’ curative work and substitute acreage will be agreed to and may result in a downward revision of the purchase price.

Pursuant to a stock purchase agreement dated June 9, 2014, the Company purchased approximately 8.2 million shares of the Company’s common stock from a shareholder for a purchase price of $0.40 per share for aggregate consideration of approximately $3.3 million.

On February 25, 2014, Nytis LLC entered into a participation agreement with Liberty Energy LLC (“Liberty”) that allowed Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the participation agreement, Liberty paid Nytis LLC approximately $2.8 million for a forty percent (40%) working interest in the covered leases and additional leases acquired post-closing. In accordance with the agreement, Liberty will pay a disproportionate percentage of the costs associated with drilling and completing 20 wells on the covered leases.

The participation agreement also provided for the reservation by Nytis LLC of an overriding royalty interest with respect to covered leases that include an agreed upon minimum net revenue interest.

Following the drilling of these 20 wells, Nytis LLC and Liberty will pay their respective costs on a basis proportionate to their working interests. As of December 31, 2014, Liberty had participated in drilling of six horizontal wells pursuant to this agreement.

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

The Company performs its ceiling tests based on average first-of-the-month prices during the twelve-month period prior to the reporting date. For the years ended December 31, 2014 and 2013, the Company did not incur a ceiling test impairment.

Depletion is calculated using the capitalized costs in the full cost pool, including estimated asset retirement costs and the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values and depleted based on a unit-of-production method.

●	General and administrative expense. These costs include payroll and benefits for our corporate staff, costs of maintaining our offices, costs of managing our production and development operations, franchise taxes, audit, tax, legal and other professional fees and legal compliance.

●	Interest expense. We finance a portion of our working capital requirements and acquisitions with borrowings under our bank credit facility. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.

●	Income tax expense. We are subject to state and federal income taxes but historically have not been in a tax paying position for regular federal income taxes, primarily due to the current deductibility of intangible drilling costs (“IDC”) and net operating loss (“NOL”) carryforwards. We pay alternative minimum tax, state income or franchise taxes where IDC or NOL deductions do not exceed taxable income or where state income or franchise taxes are determined on another basis. The Company has generated NOL carryforwards which expire starting in 2031 through 2033. The amount of deferred tax assets considered realizable could change based on estimates of future income or loss.

Results of Operations

The following discussion and analysis relates to items that have affected our results of operations for the years ended December 31, 2014 and 2013. The following table sets forth for the periods presented selected historical statements of operations data. The information contained in the table should be read in conjunction with the Company’s Consolidated Financial Statements and the information under “Forward Looking Statements” above.

	Twelve Months Ended
	December 31,		Percent
(in thousands except per unit data)	2014	2013	Change
Revenue:
Oil and natural gas sales	$22,505	$18,681	20%
Commodity derivative gain (loss)	1,246	(459)	*
Other income	325	416	-22%
Total revenues	24,076	18,638	29%

Expenses:
Lease operating expenses	3,333	2,620	27%
Transportation costs	1,808	1,609	12%
Production and property taxes	1,656	1,258	32%
General and administrative	6,133	5,151	19%
Depreciation, depletion and amortization	2,954	2,922	1%
Accretion of asset retirement obligations	117	138	-15%
Total expenses	16,001	13,698	17%

Operating income	$8,075	$4,940	65%

Other income and (expense):
Interest expense	$(472)	$(581)	-18%
Equity investment (loss) income	8	(91)	*
Total other expenses and income	$(464)	$(672)	-31%

Production data:
Natural gas (MMcf)	2,138	2,252	-5%
Oil and liquids (MBbl)	134	107	25%
Combined (MMcfe)	2,942	2,894	2%

Average prices before effects of hedges:
Natural gas (per Mcf)	$4.83	$3.76	28%
Oil and liquids (per Bbl)	$91.07	$95.49	-5%
Combined (per Mcfe)	$7.65	$6.46	19%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$5.17	$3.69	40%
Oil and liquids (per Bbl)	$94.94	$92.80	2%
Combined (per Mcfe)	$8.07	$6.30	28%

Average costs (per Mcfe):
Lease operating expenses	$1.13	$0.91	24%
Transportation costs	$0.61	$0.56	9%
Production and property taxes	$0.56	$0.43	30%
Depreciation, depletion and amortization	$1.00	$1.01	-1%

*	Not meaningful or applicable
**	Includes realized and unrealized commodity derivative gains

Oil and natural gas sales- Revenues from sales of oil and natural gas increased 20% to approximately $22.5 million for the year ended December 31, 2014 from approximately $18.7 million for the year ended December 31, 2013. A 19% increase in oil revenues resulted from a 25% increase in production, partially offset by a 5% decrease in average prices. The increase in oil production is attributed to the Company’s focus on developing its oil properties in the Berea Sandstone formation in the Appalachian Basin. The decrease in average oil prices is principally attributed to a sharp decline in oil prices during the last three months of 2014. The Company’s average oil prices declined approximately 42% for the month of December 2014 from its high in June 2014. Natural gas revenues in the year ended December 31, 2014 increased 22% over the same period in 2013 primarily due to a 28% increase in natural gas prices partially offset by a 5% decrease in gas volumes sold. Average natural gas prices were approximately 10% lower for the month of December 2014 compared with the high realized in mid-2014.

Commodity derivative gains (losses)- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations which we experienced in the last three months of 2014, we enter into derivative contracts using fixed price swap contracts when our management believes that available futures prices for our oil and natural gas production are sufficient to warrant hedging to ensure predicable cash flows for certain of the Company’s production. Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-market gains or losses are currently recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts. For the years ended December 31, 2014 and 2013, we had hedging gains of approximately $1.2 million and hedging losses of $459,000, respectively. Due to significant declines in oil commodity prices in the last quarter of 2014, the market-to-market value of our current fixed priced commodity derivative positions settling in 2015 and 2016 resulted in an unrealized derivative asset of approximately $1.3 million at December 31, 2014 and unrealized gains of approximately $1.6 million for the year ended December 31, 2014 as compared with unrealized losses of approximately $239,000 for the year ended December 31, 2013.

Lease operating expenses- Lease operating expenses for the year ended December 31, 2014 increased 27% compared to the year ended December 31, 2013. On a per Mcfe basis, lease operating expenses increased from $0.91 per Mcfe for the year ended December 31, 2013 to $1.13 per Mcfe for the year ended December 31, 2014, primarily due to the increase in oil production relative to natural gas. Operating costs for oil producing properties are generally higher than for gas producing properties due to various factors including water disposal, well maintenance and other costs associated with oil producing properties. For the year ended December 31, 2014, the Company incurred additional lease operating expenses for lease maintenance associated with winter damage and costs associated with bringing new wells on production.

Transportation costs- Transportation costs increased 12% from approximately $1.6 million for the year ended December 31, 2013 to approximately $1.8 million for the year ended December 31, 2014. On a per Mcfe basis, these expenses increased from $0.56 per Mcfe for the year ended December 31, 2013 to $0.61 per Mcfe for the year ended December 31, 2014. This increase is primarily due to new transportation contracts entered into during the fourth quarter of 2013.

Production and property taxes- Production and property taxes increased from approximately $1.3 million for the year ended December 31, 2013 to approximately $1.7 million for the year ended December 31, 2014. This increase is primarily attributed to an increase in revenues. Production taxes are generally calculated as a percentage of sales revenue, which averages approximately 4.4% for the Company. Ad valorem taxes rates, which can fluctuate by year, are determined by individual counties where the Company has production and are assessed on the Company’s sales revenues one or two years in arrears depending upon the location of the production.

Depreciation, depletion and amortization (DD&A)- DD&A for 2014 increased approximately 1% as compared to the same period in 2013. On a per Mcfe basis, DD&A decreased from $1.01 per Mcfe for the year ended December 31, 2013 to $1.00 per Mcfe for the year ended December 31, 2014. This decrease is primarily attributed to a reduction in the depletable asset base caused by the proceeds from the sale of oil and gas assets, partially offset by capital expenditures incurred during 2014.

General and administrative expenses- General and administrative expenses for the year ended December 31, 2014 increased 19% from the same period in 2013. As shown in the table below, additional stock-based compensation, a non-cash expense, increased 63% and other general and administrative expenses increased 10% for the year ended December 31, 2014 compared to the same period in 2013. The increase in stock-based compensation for the year ended December 31, 2014 compared to the same period in 2013 is due to restricted stock granted during 2014. The increase in other general and administrative expenses is primarily attributed to personnel related costs and costs associated with the participation agreement with Liberty and the purchase and sale agreement related to the sale of the Company’s deep rights in certain leases located in Kentucky and West Virginia.

	2014	2013	Increase
General and administrative expenses
(in thousands)
Stock-based compensation	$1,492	$913	$579
Other general and administrative expenses	4,641	4,238	403
Total general and administrative expenses	$6,133	$5,151	$982

Interest expense- Interest expense decreased from approximately $581,000 for the year ended December 31, 2013 to approximately $471,000 for the year ended December 31, 2014 primarily due to lower average effective interest rates during 2014 as compared to 2013 as the Company negotiated the elimination of the interest rate floor in its credit agreement in June 2013. In December 2014, the Company reduced its outstanding loan balance to approximately $2.1 million as of December 31, 2014 with the proceeds from the sale of its deep rights in certain leases located in Kentucky and West Virginia.

Liquidity and Capital Resources

Our exploration, development, and acquisition activities require us to make significant operating and capital expenditures. Historically, we have used cash flow from operations and our bank credit facility as our primary sources of liquidity, and on occasion, we have engaged in asset monetization transactions.

Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations. We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of December 31, 2014, we have outstanding natural gas hedges of 750,000 MMbtu for 2015 at an average price of $4.05 per MMbtu and 40,000 MMBtu for 2016 at an average price of $4.20 per MMBtu in addition to oil hedges of 10,000 barrels for 2015 at an average price of $94.66. This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2015 and 2016. However, future hedging activities may result in reduced income or even financial losses to us. See “Risk Factors—Our future use of hedging arrangements could result in financial losses or reduce income,” for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. As of December 31, 2014, our derivative counterparty was party to our credit facility, or its affiliates.

The other primary source of liquidity is our credit facility (described below), which had an aggregate borrowing base of $20.0 million of which $17.9 million was available as of December 31, 2014. This facility is used to fund operations, capital programs, and acquisitions and to refinance debt, as needed and if available. The credit facility is secured by substantially all of our assets and matures in May 2017. See—“Bank Credit Facility” below for further details. We had approximately $2.1 million drawn on our credit facility as of December 31, 2014.

Our ability to access the debt and equity capital markets on economical terms is affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

We believe we are well positioned for the current economic environment due to our low level of debt relative to our cash flow, access to undrawn debt capacity, our large inventory of drilling locations and acreage position, minimal capital expenditure obligations and our status as a low cost operator. We expect that our net cash provided by operating activities may be adversely affected by continued low commodity prices. We believe that our expected future cash flows provided by operating activities, the $17.9 million of additional borrowing capacity available under our credit facility as of December 31, 2014 will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures (other than the potential acquisition of additional oil and natural gas properties), and our contractual obligations. However, if our revenue and cash flow decrease in the future as a result of a deterioration in domestic and global economic conditions or the continuation of the recent significant decline in oil and natural gas prices, we may elect to reduce our planned capital expenditures. We believe that our financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate. See “Risk Factors,” for a discussion of the risks and uncertainties that affect our business and financial and operating results.

Bank Credit Facility

Nytis LLC has a bank credit facility which consists of a $50.0 million credit facility (the “Credit Facility”) with Bank of Oklahoma. The Credit Facility will mature in May 2017 and is guaranteed by Nytis USA and Carbon. Our availability under the Credit Facility is governed by a borrowing base (the “Borrowing Base”), which at December 31, 2014 was $20.0 million. The determination of the Borrowing Base is made by the lender in its sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and natural gas properties in accordance with the lender’s customary practices for oil and natural gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. The next redetermination of the Borrowing Base is expected to occur in May 2015. In addition to the semi-annual redeterminations, Nytis LLC and the lender each have discretion at any time, but not more often than once during a calendar year, to have the Borrowing Base redetermined.

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

Of the $50.0 million total nominal amount under the Credit Facility, Bank of Oklahoma holds 100% of the total commitments. As of December 31, 2014 there was approximately $2.1 million in borrowings under the Credit Facility. The Company’s effective borrowing rate at December 31, 2014 was approximately 3.0%.

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

Historical Cash Flow

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2014 and 2013 were as follows:

	Years Ended
	December 31,
(in thousands)	2014	2013

Net cash provided by operating activities	$11,696	$7,848
Net cash provided by (used in) investing activities	$3,623	$(9,516)
Net cash (used in) provided by financing activities	$(14,430)	$1,583

Net cash provided by operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital. Operating cash flows increased approximately $3.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to a 25% increase in oil sales volumes and a 28% increase in natural gas revenues.

Net cash provided by (used in) investing activities is primarily comprised of the acquisition, exploration, and development of oil and natural gas properties, net of dispositions of oil and natural gas properties. The increase in investing cash flows of approximately $13.1 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily due to proceeds of approximately $12.4 million received pursuant to the sale of the Company’s deep rights in certain leases located in Kentucky and West Virginia, and proceeds of approximately $2.8 million received from the sale of oil and gas properties relating to the participation agreement with Liberty, partially offset by an increase in capital expenditures of approximately $1.6 million.

The decrease in financing cash flows of approximately $16.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily due to the purchase of approximately 8.2 million shares of the Company’s common stock for approximately $3.3 million and payments resulting in a reduction of approximately $10.7 million in amounts due under the Company’s Credit Facility.

Capital Expenditures

Capital expenditures for the years ended December 31, 2014 and 2013 are summarized in the following table:

	Years Ended December 31,
(in thousands)	2014	2013

Acquisition of oil and gas properties:
Unevaluated properties	$2,166	$1,117
Oil and natural gas producing properties	78	501

Drilling and development	8,685	7,818
Pipeline and gathering	144	1
Other	172	178
Total capital expenditures	$11,245	$9,615

Capital expenditures reflected in the table above represent cash used for capital expenditures.

Due to the expected higher rate of return on invested capital on oil wells versus natural gas wells, the Company’s capital expenditure program has, since 2012, focused principally on the development of its oil prospects. In addition, we managed our capital expenditures by keeping our exploration and development capital spending near our cash flows. We were able to expand our oil drilling program in 2014 and 2013 by entering into two separate drilling programs with Liberty, one in 2012 and the other in 2014, in which Liberty has or will pay a disproportionate percentage of costs associated with the drilling and completion of 20 wells in each of the drilling programs. Other factors impacting the level of our capital expenditures include oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, general economic and market conditions, and weather disruptions.

Off-balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2014, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements, (ii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as natural gas transportation commitments, and (iii) oil and natural gas physical delivery contracts that are not expected to be net cash settled and are considered to be normal sales contracts and not derivatives. We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Critical Accounting Policies, Estimates, Judgments, and Assumptions

Carbon prepares its financial statements and the accompanying notes in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompany notes. Carbon identifies certain accounting policies as critical based on, among other things, their impact on the portrayal of Carbon’s financial condition, results of operations, or liquidity and the degree of difficulty, subjectivity, and complexity in their deployment. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The following is a discussion of Carbon’s most critical accounting policies.

Full Cost Method of Accounting

The accounting for our business is subject to special accounting rules that are unique to the oil and natural gas industry. There are two allowable methods of accounting for oil and natural gas business activities: the full cost method and the successful efforts method. The differences between the two methods can lead to significant variances in the amounts reported in financial statements. The Company uses the full cost method of accounting as defined by SEC Release No. 33-8995 and FASB ASC 932.

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

Capitalized costs applicable to each full cost center are depleted using the units-of-production method based on conversion to common units of measure using one barrel of oil as an equivalent to six thousand cubic feet of natural gas. Changes in estimates of reserves or future development costs are accounted for prospectively in the depletion calculations. Based on this accounting policy, our December 31, 2014 and 2013 reserves estimates were used for our respective period depletion calculations. These reserves estimates were calculated in accordance with SEC rules. See “Business—Reserves” and Notes 1 and 2 to the Consolidated Financial Statements for a more complete discussion of the rule and our estimated proved reserves as of December 31, 2014 and 2013.

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test for each cost center. The full cost ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is not a fair value based measurement. Rather, it is a standardized mathematical calculation. The test determines a limit, or ceiling, on the book value of our oil and natural gas properties. That limit is basically the after tax present value of the future net cash flows from proved oil and natural gas reserves. This ceiling is compared to the net book value of the oil and natural gas properties reduced by any related net deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, an impairment or non-cash write-down is required. The two primary factors impacting this test are reserve levels and oil and natural gas prices and their associated impact on the present value of estimated future net revenues. Oil prices have fallen significantly since reaching an average monthly high for the Company of $103.73 per barrel in June 2014, dropping to an average monthly low for the Company of $60.43 per barrel in December 2014. Oil prices have continued to decline during the first quarter of 2015, with the price of West Texas Intermediate crude oil falling below $43.00 a barrel in March 2015. In addition, average natural gas prices received by the Company in December 2014 were approximately 10% lower compared to the high realized in mid-2014. Lower oil and natural gas prices may not only decrease our revenues, but may also reduce the amount of oil and natural gas that the Company can produce economically and potentially lower our oil and natural gas reserves. Negative revisions to estimates of oil and natural gas reserves and decreases in prices can have a material impact of the present value of estimated future net revenues which may require us to recognize an impairment of our oil and natural gas properties in future periods. For the years ended December 31, 2014 and 2013, the Company did not incur a ceiling test impairment.

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

As of December 31, 2014 and 2013, the fair value of the Company’s derivative agreements was a current asset of approximately $1.3 million and liability of approximately $326,000, respectively. The fair value measurement of the commodity derivative assets and liabilities are measured based upon our valuation model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) notional quantities, (d) current market and contractual prices for the underlying instruments; and (e) the counterparty’s credit risk. Volatility in oil and natural gas prices could have a significant impact on the fair value of our derivative contracts. See Note 10 to the Consolidated Financial Statements for further discussion. The values we report in our financial statements are as of a point in the time and subsequently change as these estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.

Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period and we expect the volatility to continue. Actual gains or losses recognized related to our commodity derivative instruments will likely differ from those estimated at December 31, 2014 and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

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

In assessing the need for a valuation allowance on our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether future book income is sufficient to reverse existing temporary differences that give rise to deferred tax assets, as well as whether future taxable income is sufficient to utilize net operating loss and credit carryforwards. Assessing the need for, or the sufficiency of, a valuation allowance requires the evaluation of all available evidence, both positive and negative. Positive evidence considered by management includes current and forecasted book income over a reasonable period of time. Negative evidence considered by management includes a recent history of book losses which were driven primarily from ceiling test write-downs, which are not fair value based measurements.

As of December 31, 2014 and 2013, management assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to use the Company’s deferred tax assets and determined that it is not more-likely-than-not that the deferred tax assets would be realized in the near future. Therefore, the Company recorded a full valuation allowance of approximately $13.2 million and $14.9 million on its deferred tax assets as of December 31, 2014 and 2013, respectively.

Asset Retirement Obligations

We have obligations to remove tangible equipment and restore locations at the end of oil and natural gas production operations. FASB ASC Topic 410, Asset Retirement and Environmental Obligations, requires that the discounted fair value of a liability for an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred with the associated asset retirement cost capitalized as part of the carrying cost of the oil and natural gas asset. Estimating the future restoration and removal costs, or ARO, is difficult and requires management to make estimates and judgments, because most of the obligations are many years in the future, and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety, and public relations considerations.

Inherent in the calculation of the present value of our ARO are numerous assumptions and judgments, including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and natural gas property balance. Increases in the discounted ARO liability resulting from the passage of time are reflected as accretion expense in the Consolidated Statements of Operations.

Non-GAAP Measures

Adjusted EBITDA

“EBTIDA” and “Adjusted EBITDA” are non-GAAP financial measures. We define EBITDA as net income (loss) before interest expense, taxes, depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA prior to accretion of asset retirement obligations, ceiling test write downs of oil and gas properties and the gain or loss on sold investments or properties. EBITDA and Adjusted EBITDA is consolidated including non-controlling interests and as used and defined by us, may not be comparable to similarly titled measures employed by other companies and are not measures of performance calculated in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flow provided by or used in operating, investing and financing activities or other income or cash flow statement data prepared in accordance with GAAP. EBITDA and Adjusted EBITDA provide no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, and working capital movement or tax position. EBITDA and Adjusted EBITDA do not represent funds available for discretionary use because those funds are required for debt service, capital expenditures, working capital, income taxes, franchise taxes, exploration expenses, and other commitments and obligations. However, our management believes EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

●	are widely used by investors in the oil and natural gas industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors; and

●	help investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure; and are used by our management team for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting and by our lenders pursuant to a covenant under our credit facility.

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

The following table represents a reconciliation of our net earnings, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2014 and 2013.

	For the Year Ended
	December 31,
(in thousands)	2014	2013

Net income	$7,235	$4,268

Adjustments:
Interest expense	471	581
Depreciation, depletion and amortization	2,954	2,922
Income taxes	377	-
EBITDA	11,037	7,771

Adjusted EBITDA
EBITDA	11,037	7,771
Adjustments:
Accretion of asset retirement obligations	117	138
Adjusted EBITDA	$11,154	$7,909

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Carbon Natural Gas Company

We have audited the accompanying consolidated balance sheets of Carbon Natural Gas Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carbon Natural Gas Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP
Denver, Colorado March 31, 2015

CARBON NATURAL GAS COMPANY

Consolidated Balance Sheets

(In thousands)

	December 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$1,132	$243
Accounts receivable:
Revenue	2,287	2,551
Joint interest billings and other	1,038	627
Commodity derivative asset	1,322	-
Prepaid expense, deposits and other current assets	141	95
Total current assets	5,920	3,516

Property and equipment, at cost (note 4)
Oil and gas properties, full cost method of accounting:
Proved, net	30,698	39,033
Unevaluated	2,789	2,235
Other property and equipment, net	304	287
	33,791	41,555

Investments in affiliates (note 5)	1,009	1,002
Other long-term assets	911	688
Total assets	$41,631	$46,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$7,792	$6,605
Firm transportation contract obligations (note 12)	487	556
Commodity derivative liability	-	226
Total current liabilities	8,279	7,387
Non-current liabilities:
Commodity derivative liability	-	100
Firm transportation contract obligations (note 12)	852	1,340
Asset retirement obligation (note 2)	2,968	2,699
Notes payable (note 6)	2,100	12,789
Total non-current liabilities	5,920	16,928

Commitments (note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 1,000,000 shares, no shares issued and outstanding at December 31, 2014 and 2013	-	-
Common stock, $0.01 par value; authorized 200,000,000 shares, 106,875,447 and 114,470,223 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,069	1,145
Additional paid-in capital	53,160	55,029
Accumulated deficit	(29,832)	(36,773)
Total Carbon stockholders’ equity	24,397	19,401
Non-controlling interests	3,035	3,045
Total stockholders’ equity	27,432	22,446

Total liabilities and stockholders’ equity	$41,631	$46,761

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Twelve months ended December 31,
	2014	2013

Revenue:
Oil and gas	$22,505	$18,681
Commodity derivative gain (loss)	1,246	(459)
Other income	325	416
Total revenue	24,076	18,638

Expenses:
Lease operating expenses	3,333	2,620
Transportation costs	1,808	1,609
Production and property taxes	1,656	1,258
General and administrative	6,133	5,151
Depreciation, depletion and amortization	2,954	2,922
Accretion of asset retirement obligations	117	138
Total expenses	16,001	13,698

Operating income	8,075	4,940

Other income and (expense):
Interest expense	(471)	(581)
Equity investment income (loss)	8	(91)
Total other expense	(463)	(672)

Income before income taxes	7,612	4,268

Income tax expense:
Current	377	-

Net income	7,235	4,268

Net (income) loss attributable to non-controlling interests	(294)	18

Net income attributable to controlling interest	$6,941	$4,286

Net income per common share:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04
Weighted average common shares outstanding (in thousands):
Basic	108,988	112,479
Diluted	114,024	117,096

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in	Non- Controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interests	Deficit	Equity
Balances, December 31, 2012	115,795	$1,158	$54,195	$3,088	$(41,059)	$17,382
Stock-based compensation			913	-	-	913
Restricted stock activity including amendments, vesting and shares exchanged for tax withholding	(1,325)	(13)	(79)	-	-	(92)
Non-controlling interest:
Distributions, net	-	-	-	(25)	-	(25)
Net income (loss)	-	-	-	(18)	4,286	4,268
Balances, December 31, 2013	114,470	$1,145	$55,029	$3,045	$(36,773)	$22,446

Purchase of common stock	(8,154)	(82)	(3,179)	-	-	(3,261)

Stock-based compensation	-	-	1,492	-	-	1,492

Restricted stock activity including vesting and shares exchanged for tax withholding	559	6	(182)	-	-	(176)

Non-controlling interests distributions, net	-	-	-	(304)	-	(304)

Net income	-	-	-	294	6,941	7,235
Balances, December 31, 2014	106,875	$1,069	$53,160	$3,035	$(29,832)	$27,432

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Cash Flows

(In thousands)

	Twelve months ended December 31,
	2014	2013

Cash flows from operating activities:
Net income	$7,235	$4,268
Items not involving cash:
Depreciation, depletion and amortization	2,954	2,922
Accretion of asset retirement obligations	117	138
Unrealized derivative (gain) loss	(1,648)	239
Stock-based compensation expense	1,492	913
Equity investment (income) loss	(8)	91
Net change in:
Accounts receivable	37	857
Prepaid expenses, deposits and other current assets	(46)	20
Accounts payable, accrued liabilities and firm transportation contracts	1,563	(2,046)
Due to/from related parties	-	446
Net cash provided by operating activities	11,696	7,848

Cash flows from investing activities:
Development of oil and gas properties and other capital expenditures	(9,001)	(9,114)
Acquisition of oil and gas properties	(2,244)	(501)
Proceeds from sale of oil and gas properties	15,276	-
Equity method investment	-	125
Other long-term assets	(408)	(26)
Net cash provided by (used in) investing activities	3,623	(9,516)

Cash flows from financing activities:
Purchase of common stock	(3,261)	-
Vested restricted stock exchanged for tax withholding	(176)	(92)
Proceeds from notes payable	5,700	2,700
Payments on notes payable	(16,389)	(1,000)
Distribution to non-controlling interests	(304)	(25)
Net cash (used in) provided by financing activities	(14,430)	1,583

Net increase (decrease) in cash and cash equivalents	889	(85)

Cash and cash equivalents, beginning of period	243	328

Cash and cash equivalents, end of period	$1,132	$243

See Note 14 – Supplemental Cash Flow Disclosure

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

For partnerships where the Company has a controlling interest, the partnerships are consolidated. The Company is currently consolidating 46 partnerships. In these instances, the Company reflects the non-controlling ownership interest in partnerships and subsidiaries as non-controlling interests on its Consolidated Statements of Operations and also reflects the non-controlling ownership interest in the net assets of the partnerships as non-controlling interests within stockholders’ equity on its Consolidated Balance Sheets. All significant intercompany accounts and transactions have been eliminated.

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

Accounts Receivable

The Company’s accounts receivables are primarily comprised of oil and natural gas revenues from producing activities conducted primarily in Illinois, Indiana, Kentucky, Ohio, Tennessee and West Virginia and from other exploration and production companies and individuals who own working interests in the properties that the Company operates. The Company grants credit to all qualified customers, which potentially subjects the Company to credit risk resulting from, among other factors, adverse changes in the industries in which the Company operates and the financial condition of its customers. The Company continuously monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon its historical experience and any specific customer collection issues that it has identified. At December 31, 2014 and 2013, the Company had not identified any collection issues related to its oil and gas operations and as a consequence no allowance for doubtful accounts was provided for on those dates.

Note 2 – Summary of Significant Accounting Policies (continued)

Oil and Natural Gas Sales

The Company principally sells its oil and natural gas production to various purchasers in the industry. The table below presents percentages by purchaser that account for 10% or more of our total oil and natural gas sales for the years ended December 31, 2014 and 2013. There are a number of purchasers in the areas where the Company sells its production. Management does not believe that changing its primary purchasers or a loss of any other single purchaser would materially impact the Company’s business.

Purchaser	2014	2013
Purchaser A	29%	11%
Purchaser B	20%	1%
Purchaser C	13%	22%
Purchaser D	11%	4%
Purchaser E	7%	39%

The Company recognizes an asset or a liability, whichever is appropriate, for revenues associated with over-deliveries or under-deliveries of natural gas to purchasers. A purchaser imbalance asset occurs when the Company delivers more natural gas than it nominated to deliver to the purchaser and the purchaser pays only for the nominated amount. Conversely, a purchaser imbalance liability occurs when the Company delivers less natural gas than it nominated to deliver to the purchaser and the purchaser pays for the amount nominated. As of December 31, 2014, the Company has a purchaser imbalance receivable of approximately $182,000 which is recognized as a current asset in the Company’s Consolidated Balance Sheet.

Accounting for Oil and Gas Operations

The Company uses the full cost method of accounting for oil and gas properties. Accordingly, all costs related to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized. Overhead costs incurred that are directly identified with acquisition, exploration and development activities undertaken by the Company for its own account, and which are not related to production, general corporate overhead or similar activities, are also capitalized.

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

No gain or loss is recognized upon disposal of oil and gas properties unless such disposal significantly alters the relationship between capitalized costs and proved reserves. See Note 3 regarding the Company’s 2014 divestitures. All costs related to production activities, including work-over costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense as incurred.

The Company performs a ceiling test quarterly. The full cost ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is not a fair value based measurement, rather it is a standardized mathematical calculation. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using the un-weighted arithmetic average of the first-day-of-the month price for the previous twelve month period, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs exceed the sum of the components noted above, a ceiling test write-down or impairment would be recognized to the extent of the excess capitalized costs. Such impairments are permanent and cannot be recovered in future periods even if the sum of the components noted above exceeds capitalized costs in future periods.

For the years ended December 31, 2014 and 2013, the Company did not recognize a ceiling test impairment as the Company’s full cost pool did not exceed the ceiling limitation. Future declines in oil and natural gas prices could result in impairments of our oil and gas properties in future periods.

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

The following table is a reconciliation of the ARO for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
(in thousands)	2014	2013

Balance at beginning of year	$2,699	$2,321
Accretion expense	117	138
Additions during period	152	123
Additions assumed with acquired properties	-	117
Costs incurred	-	-

Balance at end of year	$2,968	$2,699

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

The Company accounts for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more likely than not recognition threshold are recognized.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The shares of restricted common stock granted to certain officers, directors and employees of the Company are included in the computation of basic net income per share only after the shares become fully vested. Diluted earnings per common share includes both the vested and unvested shares of restricted stock and the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period).

Note 2 – Summary of Significant Accounting Policies (continued)

For the years ended December 31, 2014 and 2013, the diluted income per common share calculation excludes the dilutive effect of approximately 2.7 million common stock equivalents that were out-of-the money, respectively and approximately 4.7 million and 3.2 million restricted performance units, respectively, subject to future contingencies.

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

Adopted and Recently Issued Accounting Pronouncements

Effective October 1, 2014, the Company early adopted, on a prospective basis, Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changed the criteria for reporting discontinued operations while enhancing disclosures in this area. There was no impact to the Company’s financial statements or disclosures from the early adoption of this standard.

In May 2014, the FASB issued new authoritative accounting guidance related to the recognition of revenue from contracts with customers. This guidance is to be applied using a retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

In August 2014, the FASB issued new authoritative guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the entity’s financial statements are issued, or within one year after the date the entity’s financial statements are available to be issued, and to provide disclosures when certain criteria are met. This guidance is effective for the fiscal years ending after December 15, 2016, and annual and interim periods thereafter. Early application is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures but does not believe it will impact the Company’s financial statements or disclosures.

In February 2015, the FASB issued new authoritative accounting guidance meant to clarify the consolidation reporting guidance in GAAP. This guidance is to be applied using a retrospective method or modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

Note 3 – Dispositions and Acquisitions

Liberty Participation Agreement

On February 25, 2014, Nytis LLC entered into a participation agreement with Liberty Energy LLC (“Liberty”) that allowed Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the participation agreement, Liberty paid Nytis LLC approximately $2.8 million for a forty percent (40%) working interest in the covered leases and additional leases acquired post-closing. In accordance with the agreement, Liberty will pay a disproportionate percentage of the costs associated with drilling and completing 20 wells on the covered leases.

Following the drilling of these 20 wells, Nytis LLC and Liberty will pay their respective costs on a basis proportionate to their working interests.

The participation agreement also provided for the reservation by Nytis LLC of an overriding royalty interest with respect to the covered leases, subject to an agreed upon minimum net revenue interest.

As the transaction did not significantly alter the relationship between capitalized costs and proved reserves, the Company did not recognize a gain or loss. The proceeds from the participation agreement were recorded as a reduction of the Company’s investment in its proved and unevaluated oil and gas properties.

Note 3 – Dispositions and Acquisitions (continued)

Acquisitions

In May 2013, in two separate transactions, the Company acquired proved producing oil and gas properties and additional interests in partnerships with proved producing properties located in Kentucky and West Virginia for a total purchase price of approximately $517,000.

The purchase of these assets qualified as a business combination and, as such, the Company estimated the fair value of the assets acquired and liabilities assumed as of the acquisition date (the date on which the Company obtained control of the properties.) The purchases of these assets were recorded as an investment in the Company’s proved oil and gas properties. There was no significant difference between the fair value of the assets and the purchase price.

During 2013, for nominal cash and assumption of nominal partner liabilities, the Company acquired additional partnership interests from other partners.

Divestitures

On December 15, 2014, Nytis LLC together with Liberty, (the “Sellers”) completed a preliminary closing in accordance with a Purchase and Sale Agreement (the “PSA”) entered into on October 15, 2014, as amended, for the sale of a portion of Nytis LLC’s interest in rights below the base of the Clinton Formation (the “Deep Rights”) underlying certain oil and gas leases located in Kentucky and West Virginia (the “Leases”).

Pursuant to the PSA, the Sellers reserved (i) a minority working interest in the Deep Rights, (ii) an overriding royalty interest in certain of the Deep Rights and (iii) all rights from the surface to the base of the Clinton formation underlying the Leases. In connection with the closing of this transaction, Nytis LLC received approximately $12.4 million in cash.

At the preliminary closing, the buyer provided to Sellers a description of title defects (many of which the parties considered to be readily curable) and estimated that the extent of title defects was less than the twenty percent (20%) threshold provided in the PSA that would have permitted either buyer or Sellers to terminate the transaction.

As the transaction did not significantly alter the relationship between capitalized costs and proved reserves, the Company did not recognize a gain or loss. The proceeds from the PSA were recorded as a reduction of the Company’s investment in its proved and unevaluated oil and natural gas properties.

Note 4 – Property and Equipment

Net property and equipment at December 31, 2014 and 2013 consists of the following:

	As of December 31,
(in thousands)	2014	2013

Oil and gas properties:
Proved oil and gas properties	$95,233	$100,769
Unproved properties not subject to depletion	2,789	2,235
Accumulated depreciation, depletion, amortization and impairment	(64,535)	(61,736)
Net oil and gas properties	33,487	41,268

Furniture and fixtures, computer hardware and software, and other equipment	1,131	960
Accumulated depreciation and amortization	(827)	(673)
Net other property and equipment	304	287

Total net property and equipment	$33,791	$41,555

The Company had approximately $2.8 million and $2.2 million, at December 31, 2014 and 2013, respectively, of unproved oil and gas properties not subject to depletion. At December 31, 2014 and 2013, the Company’s unproved properties consist principally of leasehold acquisition costs in the following areas:

	As of December 31,
(in thousands)	2014	2013

Illinois Basin:
Indiana	$433	$446
Illinois	420	354
Appalachian Basin:
Kentucky	1,142	1,367
Ohio	66	66
West Virginia	728	2

Total unproved properties not subject to depletion	$2,789	$2,235

During the years ended December 31, 2014 and 2013, expiring leasehold costs reclassified into proved property were approximately $194,000 and $4,000, respectively. The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties. These costs do not relate to any individually significant projects. The excluded properties are assessed for impairment at least annually. Subject to industry conditions, evaluation of most of these properties and the inclusion of their costs in amortized capital costs are expected to be completed within five years.

The Company capitalized overhead applicable to acquisition, development and exploration activities of approximately $520,000 and $483,000 for the years ended December 31, 2014 and 2013, respectively.

Depletion expense related to oil and gas properties for the years ended December 31, 2014 and 2013 was approximately $2.8 million for each year or $0.95 and $0.96 per Mcfe, respectively. Depreciation and amortization expense related to furniture and fixtures, computer hardware and software and other equipment for the years ended December 31, 2014 and 2013 was approximately $154,000 and $133,000, respectively.

Note 5 – Equity Method Investment

The Company has a 50% interest in Crawford County Gas Gathering Company, LLC (CCGGC) which owns and operates pipelines and related gathering and treating facilities. The Company’s gas production located in Illinois is gathered and transported on CCGGC’s gathering facilities. The Company’s investment in CCGGC is accounted for under the equity method of accounting, and its share of the income or loss is recognized. During 2014 and 2013, the Company recorded equity method income of approximately $8,000 and loss of approximately $91,000, respectively, related to this investment.

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

At December 31, 2014, there were approximately $2.1 million in outstanding borrowings and approximately $17.9 million of additional borrowing capacity available under the credit facility. The Company’s effective borrowing rate at December 31, 2014 was approximately 3.0%. The credit facility is collateralized by substantially all of the Company’s oil and gas assets. The credit facility includes terms that place limitations on certain types of activities and the payment of dividends, and requires satisfaction of a current ratio (the ratio of current assets (including borrowing base capacity) to current liabilities as defined) of 1.0 to 1.0 and a maximum funded debt ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges) for the most recently completed fiscal quarter times four) of 4.25 to 1.0 as of the end of any fiscal quarter.

The Company is in compliance with all covenants associated with the credit agreement as of December 31, 2014.

Note 7 – Income Taxes

The provision for income taxes for the years ended December 31, 2014 and 2013 consists of the following:

	Year Ended
(in thousands)	December 31, 2014	December 31, 2013

Current income tax expense	$377	$-
Deferred income tax expense	1,624	1,351
Change in valuation allowance	(1,624)	(1,351)

Total income tax expense	$377	$-

Note 7 – Income Taxes (continued)

The effective income tax rate for the years ended December 31, 2014 and 2013 differed from the statutory U.S. federal income tax rate as follows:

	Year Ended
	December 31, 2014	December 31, 2013

Federal income tax rate	35.0%	35.0%
State income taxes, net of federal benefit	3.4	3.7
Percentage depletion in excess of basis	(7.2)	(3.9)
Non-controlling interest in consolidated partnerships	(1.1)	(1.3)
True-up of prior year depletion in excess of basis	(4.2)	(5.7)
Rate changes of prior year deferreds	.4	3.9
Increase in valuation allowance and other	(21.3)	(31.7)

Total income tax expense	5.0%	0.0%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 2014 and 2013 are presented below:

(in thousands)	December 31, 2014	December 31, 2013

Deferred tax assets
Net operating loss carryforwards	$2,622	$6,754
Depletion carryforwards	2,347	1,435
Accrual and other	1,242	1,043
Derivatives	(496)	125
Asset retirement obligations	1,118	1,024
Property, plant and equipment	7,011	5,009
Total deferred tax assets	13,844	15,390

Deferred tax liability
Interest in partnerships	(628)	(475)

Less valuation allowance	(13,216)	(14,915)

Net deferred tax asset	$-	$-

The Company has net operating losses (“NOL”) of approximately $6.3 million available to reduce future years’ federal taxable income. The federal net operating losses expire in 2033. The Company has NOL of approximately $10 million available to reduce future years’ state taxable income. These state NOL will expire in the future based upon each jurisdiction’s specific law surrounding NOL carryforwards. Tax returns are subject to audit by various taxation authorities. The results of any audits will be accounted for in the period in which they are determined.

The Company believes that the tax positions taken in the Company's tax returns satisfy the more likely than not threshold for benefit recognition. Furthermore, the Company believes it has appropriately addressed material book-tax differences. Carbon is confident that the amounts claimed (or expected to be claimed) in the tax returns reflect the largest amount of such benefits that are greater than fifty percent likely of being realized upon ultimate settlement. Accordingly, no liabilities have been recorded by the Company. Any potential adjustments for uncertain tax positions would be a reclassification between the deferred tax asset related to the Company’s NOL and another deferred tax asset.

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. As of December 31, 2014, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the current year.

Note 8 – Stockholders’ Equity

Authorized and Issued Capital Stock

As of December 31, 2014, the Company had 200,000,000 shares of common stock authorized with a par value of $0.01 per share, of which 106,875,447 were issued and outstanding and 1,000,000 shares of preferred stock with a par value of $0.01 per share, none of which were issued and outstanding. During the year ended December 31, 2014, increases in the Company’s issued and outstanding common stock reflect restricted stock, net of shares exchanged for payroll tax obligation paid by the Company, that vested during the year. In addition, pursuant to a Stock Purchase Agreement dated June 9, 2014, the Company purchased approximately 8.2 million shares of the Company’s common stock from a shareholder for a purchase price of $0.40 per share. The purchase represented 100% of the shareholder’s holding of the Company’s common stock. These shares were cancelled and returned to the Company’s authorized stock and reduced the number of shares issued and outstanding.

Equity Plans Prior to Merger

In 2011, pursuant to an Agreement and Plan of Merger by and among St. Lawrence Seaway Corporation (“SLSC”), St. Lawrence Merger Sub, Inc. (“Merger Co.”) and Nytis USA, Merger Co. merged with and into Nytis USA with Nytis USA remaining as the surviving subsidiary of SLSC.

Pursuant to the merger, all options, warrants and restricted stock were adjusted to reflect the conversion ratio used in the merger. As of December 31, 2014, the Company has 163,076 options outstanding and exercisable, 2,696,133 warrants (including 250,000 warrants granted by SLSC prior to the merger) outstanding and exercisable and 1,468,181 shares of common stock outstanding that are subject to restricted stock agreements.

Nytis USA Stock Option Plan

The following table reflects the outstanding option awards as of December 31, 2014 and 2013. The awards were made by Nytis USA prior to the merger and were assumed as a result of the merger. The number of shares and the option exercise price have been adjusted in line with the exchange ratio of Nytis USA shares for Carbon shares in the merger.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding – January 1, 2013	163,076	$0.61	3.00

Outstanding – December 31, 2013	163,076	0.61	2.00

Outstanding – December 31, 2014	163,076	0.61	1.00

Exercisable – December 31, 2014	163,076	$0.61	1.00

Nytis USA Warrants

Prior to January 1, 2006, the Company granted 2,446,133 warrants to an officer of the Company. Any shares to be issued upon exercise of the warrants would be from newly issued shares. Utilizing the minimum valuation method under the Black-Scholes option price model, the Company determined that the fair value of the warrants at the date of grant was nil. Each warrant enabled the holder to purchase one share of common stock of the Company, at an initial exercise price of $0.61 per share of common stock until expiry on June 1, 2015. The initial warrant exercise price of $0.61 per share of common stock was to increase annually at 6% starting June 1, 2006 and the exercise price for each of the warrants at December 31, 2010 was $0.85. Pursuant to the merger, the exercise price was fixed at $0.85. Inclusive of 250,000 warrants granted by SLSC prior to the merger with an exercise price of $1.00 which expire on August 31, 2017, the Company has 2,696,133 warrants outstanding at December 31, 2014. The number of warrants have been adjusted in line with the exchange ratio of Nytis USA shares for Carbon shares in the merger.

Note 8 – Stockholders’ Equity (continued)

Nytis USA Restricted Stock Plan

Under Nytis USA’s restricted stock plan, participants were granted stock without cost to the participant.

As of December 31, 2014, there were 1,468,181 shares of unvested restricted stock granted under the Nytis USA Restricted Stock Plan (“Nytis USA Plan”). The Company accounted for these grants at their intrinsic value. From the dates of grant through March 31, 2013, the Company estimated that none of these shares would vest and accordingly, no compensation cost had been recorded through March 31, 2013.

On June 25, 2013, the vesting terms of these restricted stock grants were modified so that 25% of the shares would vest on the first of January from 2014 through 2017. As such, the Company is recognizing compensation expense for these restricted stock grants based on the fair value of the shares on the date the vesting terms were modified. Compensation costs recognized for these restricted stock grants were approximately $335,000 and $168,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was approximately $671,000 of unrecognized compensation costs related to these restricted stock grants which the Company expects will be recognized ratably over the next 2 years.

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

Restricted Stock

Restricted stock awards for employees vest ratably over a three-year service period and for non-employee directors the awards vest upon the earlier of a change in control of the Company or the date their membership on the Board of Directors is terminated other than for cause. The Company recognizes compensation expense for these restricted stock grants based on the grant date fair value of the shares, amortized ratably over three years for employee awards (based on the required service period for vesting) and seven years for non-employee director awards (based on a market survey of the average tenure of directors among U.S. public companies). For restricted stock granted in 2014, the Company recognized compensation expense based on the grant date fair value of the shares, utilizing an enterprise value approach, using valuation metrics primarily based on multiples of cash flow from operations, production and reserves. For restricted stock and performance units granted in 2013, the Company utilized the closing price of the Company’s stock on the date of grant to recognize compensation expense. The following table shows a summary of the Company’s unvested restricted stock under the Carbon Plan as of December 31, 2014 and 2013 as well as activity during the years then ended.

		Weighted Avg
	Number	Grant Date
	of Shares	Fair Value
Restricted stock awards, nonvested, January 1, 2013	1,610,000	$0.62

Granted	1,600,000	0.64

Vested	(429,997)	0.62

Restricted stock awards, nonvested, December 31, 2013	2,780,003	0.63

Granted	1,600,000	0.59

Vested	(856,662)	0.63

Restricted stock awards, nonvested, December 31, 2014	3,523,341	$0.61

Compensation costs recognized for these restricted stock grants were approximately $811,000 and $526,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was approximately $1.3 million of unrecognized compensation costs related to these restricted stock grants which the Company expects to be recognized over the next 6.3 years.

Note 8 – Stockholders’ Equity (continued)

Restricted Performance Units

Performance units represent a contractual right to receive one share of the Company’s common stock subject to the terms and conditions of the agreements including the achievement of the price of the Company’s stock, net asset value per share, net production per share and Adjusted EBITDA (defined as net income (loss) before interest expense, taxes, depreciation, depletion, amortization, accretion of asset retirement obligations, ceiling test write downs of oil and gas properties and the gain or loss on sold properties) per share relative to a defined peer group and the lapse of forfeiture restrictions pursuant to the terms and conditions of the agreements including for certain of the grants, the requirement of continuous employment by the grantee prior to a change in control of the Company. The following table shows a summary of the Company’s unvested performance units as of December 31, 2014 and 2013 as well as activity during the years then ended.

Number
of Shares
Restricted performance units, non-vested, January 1, 2013	1,166,160

Granted	1,920,000

Restricted performance units, non-vested, December 31, 2013	3,086,160

Granted	1,600,000

Restricted performance units, non-vested, December 31, 2014	4,686,160

The Company accounts for the performance units granted during 2012 and 2014 at their fair value determined at the date of grant, which were $.64 and $.59 per share, respectively. The final measurement of compensation cost will be based on the number of performance units that ultimately vest. At December 31, 2014, the Company estimated that none of the performance units granted in 2012 and 2014 would vest due to change in control and other performance provisions and accordingly, no compensation cost has been recorded. As of December 31, 2014, if change in control and other performance provisions pursuant to the terms and conditions of these agreements are met in full, the estimated unrecognized compensation cost related to the performance units granted in 2012 and 2014 would be approximately $2.2 million.

The performance units granted in 2013 contain specific vesting provisions, no change in control provisions nor any performance conditions other than stock price performance. Due to different earning requirements compared to the performance units granted in 2012 and 2014, the Company recognizes compensation expense for the performance units granted in 2013 based on the grant date fair value of the performance units, amortized ratably over three years (the performance period). The fair value of the performance units granted in 2013 was estimated using a Monte Carlo simulation (“MCS”) valuation model. MCS is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of the Company’s common stock and those of the Company’s defined peer group, which was determined to be 92.92%. A risk free interest rate of .39% was determined based on the yield of U.S. Treasury strips with maturities similar to those of the expected term of the performance units which was determined to be 2.87 years. The grant date fair value of these performance units as determined by the valuation model was $.54 per share. Compensation costs recognized for these performance units were approximately $346,000 and $218,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was approximately $473,000 of unrecognized compensation costs related to the performance units granted in 2013. These costs are expected to be recognized over the next 1.3 years.

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2014 and 2013 consist of the following:

	As of December 31,
(in thousands)	2014	2013

Accounts payable	$742	$2,151
Oil and gas revenue payable to oil and gas property owners	1,296	1,307
Production taxes payable	132	165
Drilling advances received from joint venture partner	2,354	740
Accrued drilling costs	166	162
Accrued lease operating costs	74	42
Accrued ad valorem taxes	1,194	681
Accrued general and administrative expenses	1,247	1,146
Accrued income taxes payable	377	-
Other liabilities	210	211

Total accounts payable and accrued liabilities	$7,792	$6,605

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013 by level within the fair value hierarchy:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets:
Commodity derivatives	$-	$1,322	$-	$1,322

December 31, 2013
Liabilities:
Commodity derivatives	$-	$326	$-	$326

Note 10 – Fair Value Measurements (continued)

As of December 31, 2014, the Company’s commodity derivative financial instruments are comprised of seven natural gas swap agreements and two oil swap agreements. As of December 31, 2013, the Company’s commodity derivative financial instruments were comprised of nine natural gas swap agreements and five oil swap agreements. The fair values of the swap agreements are determined under the income valuation technique using a discounted cash flow model. The valuation model requires a variety of inputs, including contractual terms, published forward prices, volatilities for options and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, the Company’s credit worthiness and the time value of money. The consideration of these factors results in an estimated exit-price for each derivative asset or liability under a market place participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy. The counterparty in all of the Company’s commodity derivative financial instruments is the lender in the Company’s bank credit facility.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

The fair value of each of the following assets and liabilities measured and recorded at fair value on a non-recurring basis are based on unobservable pricing inputs and therefore, are included within the Level 3 fair value hierarchy.

The Company uses the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money. During the years ended December 31, 2014 and 2013, the Company recorded asset retirement obligations for additions of approximately $152,000 and $240,000, respectively. See Note 2 for additional information.

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

At December 31, 2014, the Company has a fixed price contract requiring physical deliveries for approximately 530 Bbl/month at an average sales price of $96.75 per Bbl from January 2015 through August 2015. The Company’s other oil and gas sales contracts approximate index prices.

Note 11 – Physical Delivery Contracts and Commodity Derivatives (continued)

The Company’s swap agreements as of December 31, 2014 are summarized in the table below:

	Natural Gas		Oil
		Weighted		Weighted
		Average		Average
Period	MMBtu	Price (a)	Bbl	Price (b)
Jan - Mar 2015	220,000	$4.06	5,000	$94.52
Apr - Jun 2015	170,000	$4.04	3,000	$94.80
Jul - Sep 2015	180,000	$4.05	2,000	$94.80
Oct - Dec 2015	180,000	$4.05	-	-
Jan - Mar 2016	30,000	$4.20	-	-
Apr 2016	10,000	$4.20	-	-

(a)	NYMEX Henry Hub Natural Gas futures contract for the respective delivery month.
(b)	NYMEX Light Sweet Crude West Texas Intermediate futures contract for the respective delivery month.

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

The following table summarizes the fair value of the derivatives recorded in the Consolidated Balance Sheets. These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	As of December 31,
	2014	2013
Commodity derivative contracts:
Current assets	$1,322	$-
Current liabilities	$-	$226
Non-current liabilities	$-	$100

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the years ended December 31, 2014 and 2013. These realized and unrealized gains and losses are recorded and included in commodity derivative (loss) gain in the accompanying Consolidated Statements of Operations.

(in thousands)	For the year ended December 31,
	2014	2013
Commodity derivative contracts:
Realized (losses)	$(402)	$(220)
Unrealized gains (losses)	1,648	(239)

Total realized and unrealized gains (losses), net	$1,246	$(459)

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

				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
		Assets/	Amounts	Assets/
	Balance Sheet Classification	Liabilities	Offset	Liabilities

Commodity derivative assets:	Current derivative asset	$1,322	$-	$1,322

Total derivative assets		$1,322	$-	$1,322

Due to the volatility of oil and natural gas prices, the estimated fair values of the Company’s derivatives are subject to large fluctuations from period to period.

Note 12 – Commitments

The Company has entered into employment agreements with certain executives and officers of the Company. The term of the agreements generally range from one to two years and provide for renewal provisions in one year increments thereafter. The agreements provide for, among other items, severance and continuation of benefit payments upon termination of employment or certain change of control events.

The Company has entered into long-term firm transportation contracts to ensure the transport for certain of its gas production to purchasers. Firm transportation volumes and the related demand charges for the remaining term of these contracts at December 31, 2014 are summarized in the table below.

Period	Dekatherms per day	Demand Charges
Jan 2015 - May 2015	5,950	$0.20 - $0.67
Jun 2015 - Oct 2015	4,800	$0.22 - $0.67
Nov 2015 - Dec 2017	3,300	$0.22 - $0.67
Jan 2018 - May 2036	1,000	$0.22

A liability of approximately $1.3 million related to firm transportation contracts assumed in a 2011 asset acquisition, which represents the remaining commitment, is reflected on the Company’s Consolidated Balance Sheets as of December 31, 2014. The fair value of these firm transportation obligations were determined based upon the contractual obligations assumed by the Company and discounted based upon the Company’s effective borrowing rate. These contractual obligations are being amortized on a monthly basis as the Company pays these firm transportation obligations in the future.

The Company leases approximately 5,500 square feet of administrative office space in Denver, Colorado under an operating lease arrangement expiring in 2016 and approximately 5,300 square feet of office space in Lexington, Kentucky. For the years ended December 31, 2014 and 2013, the Company incurred rental expenses of $207,000 and $189,000, respectively. The Company has minimum lease payments for its office space and equipment of approximately $238,000 and $171,000 for 2015 and 2016, respectively.

Note 13 – Retirement Savings Plan

The Company outsources certain payroll and human resource functions to an administrative company. In conjunction with this arrangement, the Company has a 401(k) plan available to eligible employees. The plan provides for 6% matching which vests immediately. For the years ended December 31, 2014 and 2013, the Company paid approximately $249,000 and $192,000, respectively, for 401(k) contributions and related administrative expenses.

Note 14 – Supplemental Cash Flow Disclosure

Supplemental cash flow disclosures for the years ended December 31, 2014 and 2013 are presented below:

(in thousands)	For the Year Ended December 31,
	2014	2013

Cash paid for interest payments	$482	$548

Non-cash transactions:
Increase (decrease) in net asset retirement obligations	$152	$240
(Decrease) increase in accounts payable and accrued liabilities included in oil and gas properties	$(932)	$1,046
Receivables due from partners assumed in acquisitions	$2	$20

Note 15 – Subsequent Events

On December 15, 2014, Nytis LLC together with Liberty, (the “Sellers”) completed a preliminary closing in accordance with a Purchase and Sale Agreement (the “PSA”) entered into on October 15, 2014, as amended, for the sale of a portion of Nytis LLC’s interest in rights below the base of the Clinton Formation (the “Deep Rights”) underlying certain oil and gas leases located in Kentucky and West Virginia (the “Leases”).

At the preliminary closing, the buyer provided to Sellers a description of title defects (many of which the parties considered to be readily curable) and estimated that the extent of title defects was less than the twenty percent (20%) threshold provided in the PSA that would have permitted either buyer or Sellers to terminate the transaction.

A final closing is scheduled for mid-April 2015 at which time the Sellers’ curative work and substitute acreage will be agreed to and may result in a downward revision of the purchase price.

Note 16 – Supplemental Financial Data – Oil and Gas Producing Activities (unaudited)

Estimated Proved Oil and Gas Reserves

The reserve estimates as of December 31, 2014 and 2013 presented herein were made in accordance with oil and gas reserve estimation and disclosure authoritative accounting guidance.

Proved oil and gas reserves as of December 31, 2014 and 2013 were calculated based on the prices for oil and gas during the twelve month period before the reporting date, determined as an un-weighted arithmetic average of the first-day-of-the month price for each month within such period. This average price is also used in calculating the aggregate amount and changes in future cash inflows related to the standardized measure of discounted future cash flows. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. SEC rules dictate the types of technologies that a company may use to establish reserve estimates, including the extraction of non-traditional resources, such as bitumen extracted from oil sands as well as oil and gas extracted from shales.

The Company’s estimates of its net proved, net proved developed, and net proved undeveloped oil and gas reserves and changes in its net proved oil and gas reserves for 2014 and 2013 are presented in the table below. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Existing economic conditions include the average prices for oil and gas during the twelve month period prior to the reporting date of December 31, 2014 and 2013 unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Prices do not include the effects of commodity derivatives. The independent petroleum engineering firm, Cawley, Gillespie & Associates, Inc. (“CGA”), evaluated and prepared independent estimated proved reserves quantities and related pre-tax future cash flows as of December 31, 2014 and 2013. To facilitate the preparation of an independent reserve study, we provided CGA our reserve database and related supporting technical, economic, production and ownership information. Estimated reserves and related pre-tax future cash flows for the non-controlling interests of the consolidated partnerships included in the Company’s Consolidated Financial Statements, were based on CGA’s estimated reserves and related pre-tax future cash flows for the specific properties in the partnerships and have been added to CGA’s reserve estimates for December 31, 2014 and 2013. See Note 2 for additional information.

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

Note 16 – Supplemental Financial Data – Oil and Gas Producing Activities (unaudited) (continued)

A summary of the Company’s changes in quantities of proved oil and gas reserves for the years ended December 31, 2014 and 2013 are as follows:

	2014			2013
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	MBbls	MMcf	MMcfe	MBbls	MMcf	MMcfe

Proved reserves, beginning of year	822	36,684	41,616	872	33,646	38,878
Revisions of previous estimates	(40)	2,358	2,118	(249)	3,459	1,965
Extensions and discoveries	205	44	1,274	305	1,394	3,224
Production	(134)	(2,138)	(2,942)	(107)	(2,252)	(2,894)
Purchases of reserves in-place	-	-	-	1	437	443
Sales of reserves in-place	-	-	-	-	-	-
Proved reserves, end of year	853	36,948	42,066	822	36,684	41,616

Proved developed reserves at:
End of Year	770	35,935	40,555	748	35,317	39,805
Proved undeveloped reserves at:
End of Year	83	1,013	1,511	74	1,367	1,811

The estimated proved reserves for December 31, 2014 and 2013 includes 3.3 Bcfe in each year attributed to non-controlling interests of consolidated partnerships.

In 2013 revisions of previous oil estimates consisted of a decrease of approximately 109 MBbls associated with performance declines and a decrease of approximately 161 MBbls associated with proved undeveloped locations that were determined not to be viable. Revisions in 2014 and 2013 of previous estimates for natural gas are principally attributed to the increase in natural gas prices which extended the economic life of the wells.

Aggregate Capitalized Costs

The aggregate capitalized costs relating to oil and gas producing activities at the end of each of the years indicated were as follows:

	2014	2013
	(in thousands)
Oil and gas properties
Proved oil and gas properties	$95,233	$100,769
Unproved properties not subject to depletion	2,789	2,235
Accumulated depreciation, depletion, amortization and impairment	(64,535)	(61,736)
Net oil and gas properties	$33,487	$41,268

Note 16 – Supplemental Financial Data – Oil and Gas Producing Activities (unaudited) (continued)

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

The following costs were incurred in oil and gas property acquisition, exploration, and development activities during the years ended December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Property acquisition costs:
Unevaluated properties	$2,165	$1,117
Proved properties and gathering facilities	78	501
Development costs	8,685	7,818
Gathering facilities	144	1
Asset retirement obligation	152	240
Total costs incurred	$11,224	$9,677

The Company’s investment in unproved properties as of December 31, 2014, by the year in which such costs were incurred is set forth in the table below:

	2014	2013	2012 and Prior
	(in thousands)

Acquisition costs	$1,762	$832	$195

Results of Operations from Oil and Gas Producing Activities

Results of operations from oil and gas producing activities for the years ended December 31, 2014 and 2013 are presented below:

	2014	2013
	(in thousands)

Oil and gas sales, including commodity derivative gains	$23,789	$18,222
Expenses:
Production expenses	6,797	5,487
Depletion expense	2,800	2,789
Accretion of asset retirement obligations	117	138
Total expenses	9,714	8,414
Results of operations from oil and gas producing activities	$14,075	$9,808

Depletion rate per Mcfe	$0.95	$0.96

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

Note 16 – Supplemental Financial Data – Oil and Gas Producing Activities (unaudited) (continued)

Changes in the demand for oil and natural gas, inflation, and other factors make such estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of the current market value of the Company’s proved reserves. Management does not rely upon the information that follows in making investment decisions.

	December 31,
	2014	2013
	(in thousands)

Future cash inflows	$250,659	$218,545
Future production costs	(96,035)	(91,013)
Future development costs	(3,908)	(4,152)
Future income taxes	(32,234)	(13,920)
Future net cash flows	118,482	109,460
10% annual discount	(53,476)	(53,018)
Standardized measure of discounted future net cash flows	$65,006	$56,442

Changes in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

An analysis of the changes in the standardized measure of discounted future net cash flows during each of the last two years is as follows:

	December 31,
	2014	2013
	(in thousands)

Standardized measure of discounted future net cash flows, beginning of year	$56,442	$45,592
Sales of oil and gas, net of production costs and taxes	(15,746)	(13,194)
Price revisions	10,220	2,852
Extensions, discoveries and improved recovery, less related costs	6,561	10,869
Changes in estimated future development costs	959	980
Development costs incurred during the period	1,010	782
Quantity revisions	3,490	2,513
Accretion of discount	5,644	4,559
Net changes in future income taxes	(2,010)	-
Purchases of reserves-in-place	-	293
Sales of reserves-in-place	-	-
Changes in production rates timing and other	(1,564)	1,196
Standardized measure of discounted future net cash flows, end of year	$65,006	$56,442

The twelve month weighted averaged adjusted prices in effect at December 31, 2014 and 2013 were as follows:

	2014	2013
Oil (per Bbl)	$92.10	$94.08
Natural Gas (per Mcf)	$4.64	$3.84

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

Changes in Internal Control Over Financial Reporting.

There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2014, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on these criteria.

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

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following persons serve as executive officers and directors of Carbon.

Name	Age	Position

Patrick R. McDonald	58	Chief Executive Officer, Director

Mark D. Pierce	61	President

Kevin D. Struzeski	56	Chief Financial Officer, Treasurer and Secretary

James H. Brandi	66	Chairman of the Board

David H. Kennedy	65	Director

Bryan H. Lawrence	72	Director

Peter A. Leidel	58	Director

Edwin H. Morgens	73	Director

Executive Officer/Director

Patrick R. McDonald. Mr. McDonald is Chief Executive Officer of the Company and has been Chief Executive Officer, President and Director of Nytis USA since 2004. From 1998 to 2003, Mr. McDonald was Chief Executive Officer, President and Director of Carbon Energy Corporation, an oil and gas exploration and production company which in 2003 was merged with Evergreen Resources, Inc. From 1987 to 1997 Mr. McDonald was Chief Executive Officer, President and Director of Interenergy Corporation, a natural gas gathering, processing and marketing company which in December 1997 was merged with KN Energy Inc. Prior to that he worked as an exploration geologist with Texaco International Exploration Company where he was responsible for oil and gas exploration efforts in the Middle East and Far East. Mr. McDonald served as Chief Executive Officer of Forest Oil Corporation (“Forest”) until the completion of its business combination with Sabine Oil & Gas (OTC: SOGC) in December 2014 for which he received separate compensation and benefits from Forest. Mr. McDonald continues to serve as a director of Sabine Oil & Gas. Mr. McDonald received a Bachelor’s degree in Geology and Economics from Ohio Wesleyan University and a Masters degree in Business Administration Finance from New York University. Mr. McDonald is a Certified Petroleum Geologist and is a member of the American Association of the Petroleum Geologists and of the Canadian Society of Petroleum Geologists.

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

James H. Brandi. Mr. Brandi has been a Director of the Company since March 2012 and Chairman of the Board since October 2012. Mr. Brandi retired from a position as Managing Director of BNP Paribas Securities Corp., an investment banking firm, where he served from 2010 until late 2011. From 2005 to 2010, Mr. Brandi was a partner of Hill Street Capital, LLC, a financial advisory and private investment firm which was purchased by BNP Paribas in 2010. From 2001 to 2005, Mr. Brandi was a Managing Director at UBS Securities, LLC, where he was the Deputy Global Head of the Energy and Power Groups. Prior to 2001, Mr. Brandi was a Managing Director at Dillon, Read & Co. Inc. and later its successor firm, UBS Warburg, concentrating on transactions in the energy and consumer goods areas. Mr. Brandi currently serves as a director of Approach Resources Inc. (NASDAQ:AREX) and OGE Energy Corp. (NYSE:OGE). Mr. Brandi is a trustee of The Kenyon Review and a former trustee of Kenyon College.

Our Board of Directors believes that Mr. Brandi should serve as director and our Chairman because of his experience on the board of directors of other public companies, which our Board believes will be beneficial to us as we move forward as a public company. He also has extensive financial expertise from his education background (Harvard MBA) and his 35 year career in investment banking. His background will be important in his role as Chairman of the Audit Committee and its oversight responsibility regarding the quality and integrity of our accounting and financial reporting process and the auditing of our financial statements.

David H. Kennedy. Mr. Kennedy has been a Director of the Company since December 2014 and previously served as a director of the Company. Mr. Kennedy has served as Executive Advisor to Cadent Energy Partners since 2005 and he is a director and chairman of the Audit Committee of Logan International Inc. (Toronto Stock Exchange: LII). From 2001 – 2004, Mr. Kennedy served as an advisor to RBC Energy Fund and served on the boards of several of its portfolio companies. From 1999 to 2004, Mr. Kennedy was a director of Carbon Energy Corporation before its sale to Evergreen Resources in 2004. From 1996 to 2006, Mr. Kennedy was a director and chairman of the Audit Committee of Maverick Tube Corporation, which was sold to Tenaris SA in 2006. He was a managing director of First Reserve Corporation from its founding in 1981 until 1998, serving on numerous boards of its portfolio companies. From 1974 to 1981, Mr. Kennedy was with Price Waterhouse in San Francisco and New York in audit and tax services before leaving to join First Reserve.

Our Board of Directors believes that Mr. Kennedy should serve as director because of his current and prior experience as a director of the Company together with his experience on the board of directors of other public companies. His energy industry knowledge and financial expertise will contribute to the Board of Directors oversight responsibility regarding the quality and integrity of our accounting and financial reporting process and the auditing of our financial statements.

Bryan H. Lawrence. Mr. Lawrence has been a Director of the Company since February 2011 and of Nytis USA since 2005. Mr. Lawrence is a founder and member of Yorktown Partners LLC which was established in September 1990. Yorktown Partners LLC is the manager of private equity partnerships that invest in the energy industry. Mr. Lawrence had been employed at Dillon, Read & Co. Inc. since 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a Director of Crosstex Energy, Inc. (NASDAQ:XTEX), Star Gas Partners, L.P. (NYSE:SGU), Approach Resources, Inc. (NASDAQ: AREX) and certain non-public companies in the energy industry in which the Yorktown partnerships hold equity interests. Mr. Lawrence served as a director of Carbon Energy Corporation and Interenergy Corporation.

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

Peter A. Leidel. Mr. Leidel has been a Director of the Company since February 2011 and of Nytis USA since 2005. Mr. Leidel is a founder and member of Yorktown Partners LLC which was established in September 1990. Yorktown Partners LLC is the manager of private equity partnerships that invest in the energy industry. Previously, he was a Senior Vice President of Dillon, Read & Co. Inc. He was previously employed in corporate treasury positions at Mobil Corporation and worked for KPMG Peat Marwick and the U.S. Patent and Trademark Office. Mr. Leidel is a director of Mid-Con Energy Partners, L.P. (NASDAQ:MCEP) and certain non-public companies in the energy industry in which the Yorktown partnerships hold equity interests. Mr. Leidel served as a director of Carbon Energy Corporation and Interenergy Corporation. He was a Certified Public Accountant.

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

Edwin H. Morgens. Mr. Morgens has been a Director of the Company since May 2012. Mr. Morgens is Chairman and Co-founder of Morgens, Waterall, Vintiadis & Company, Inc., a New York City investment firm that he founded in 1967. He is a former director of Wayside Technology Group, Inc., TransMontaigne, Inc., Sheffield Exploration, and Scientific American Magazine Inc. He is currently a trustee of the American Museum of Natural History and emeritus trustee of Cornell University.

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

Kevin D. Struzeski.  Mr. Struzeski was appointed the Company’s Chief Financial Officer, Treasurer and Secretary on February 14, 2011 and has been the CFO, Treasurer and Secretary of Nytis USA since 2005.  From 2003 to 2004, Mr. Struzeski was a Director of Treasury of Evergreen Resources, Inc., and from 1998 to 2003, he was Chief Financial Officer, Secretary and Treasurer of Carbon Energy Corporation. Mr. Struzeski was also Chief Financial Officer, Secretary and Treasurer of Carbon Energy Canada Corporation. Mr. Struzeski served as Accounting Manager for Media One Group from 1997 to 1998 and prior to that was employed as Controller for Interenergy Corporation from 1995 to 1997. Mr. Struzeski is a Certified Public Accountant.

Terms of Office

Our Board of Directors currently consists of six directors, each of whom is elected annually either at an annual meeting of our stockholders or through the affirmative vote of the holders of a majority of the Company’s voting stock. Each director will continue to serve as a director until such director’s successor is duly elected and qualified or until their earlier resignation, removal or death.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the 1934 Act requires the Company’s directors and officers and any persons who own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files. Based solely on our review of the copies of Forms 3, 4 and 5, and any amendments thereto furnished to us during the fiscal year ended December 31, 2014, we believe that during the Company’s 2014 fiscal year all filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were complied with.

Code of Ethics

The Board of Directors has adopted a Code of Ethics, as defined under the federal securities laws that applies to all directors and officers of the Company. A copy of the Code of Ethics has been filed with the SEC as Exhibit 14 to the Company’s Annual Report on Form 10-K for 2004.

Board Committees

The Board has a standing Audit Committee and a Compensation, Nominating and Governance Committee. The Board has adopted a formal written charter for each of these committees that is available on our website at www.carbonnaturalgas.com.

The table below provides the current composition of each standing committee of our Board:

Compensation/
Nominating/
Name	Audit	Governance
James H. Brandi	X	X
David H. Kennedy	X	X
Peter A. Leidel	X	X
Edwin H. Morgens	X	X

The Audit Committee’s primary duties and responsibilities are to assist the Board in monitoring the integrity of our financial statements, the independent registered public accounting firm’s qualifications, performance and independence, management’s effectiveness of internal controls and our compliance with legal and regulatory requirements. The Audit Committee is directly responsible for the appointment, retention, compensation, evaluation and termination of our independent registered public accounting firm and has the sole authority to approve all audit and permitted non-audit engagement fees and terms. The Audit Committee is presently comprised of Messrs. Brandi (Chairmen), Kennedy, Leidel and Morgens of which Messrs. Brandi, Kennedy and Morgens are independent directors under Nasdaq listing rules. The Board has determined that Mr. Brandi qualifies as an “audit committee financial expert” as defined by Securities and Exchange Commission rules.

The Audit Committee was formed in September 2012 and held five meetings during 2014. Prior to the formation of the Audit Committee, the entire Board as a whole acted as the Company’s Audit Committee.

The Compensation, Nominating and Governance Committee discharges the responsibilities of the Board with respect to our compensation programs and compensation of our executives and directors. The Compensation, Nominating and Governance Committee has overall responsibility for determining the compensation of our executive officers and reviewing director compensation. The Compensation, Nominating and Governance Committee is also charged with the administration of our 2011 Stock Incentive Plan. The Compensation Committee is presently comprised of Messrs. Morgens (Chairman), Brandi, Kennedy and Leidel, each of whom is an outside director for purposes of Section 162(m) of the Internal Revenue Code and a non-employee director for purposes of Rule 16b-3 under the Exchange Act.

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

In identifying and evaluating nominees for directors, the Compensation, Nominating and Governance Committee seeks to ensure that the Board possesses, in the aggregate, the strategic, managerial and financial skills and experience necessary to fulfill its duties and to achieve its objectives, and seeks to ensure that the Board is comprised of directors who have broad and diverse backgrounds, possessing knowledge in areas that are of importance to us. In addition, the Compensation, Nominating and Governance Committee believes it is important that at least one director have the requisite experience and expertise to be designated as an “audit committee financial expert.” The Compensation, Nominating and Governance Committee looks at each nominee on a case-by-case basis regardless of who recommended the nominee. In looking at the qualifications of each candidate to determine if their election would further the goals described above, the Compensation, Nominating and Governance Committee takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge. Each director nominee must display high personal and professional ethics, integrity and values and sound business judgment.

The Compensation, Nominating and Governance Committee was formed in September 2012 and held four meetings during 2014. Prior to the formation of the Compensation, Nominating and Governance Committee, the entire Board as a whole acted as the Company’s Compensation, Nominating and Governance Committee.

Item 11.    Executive Compensation.

Summary Compensation Table

The following table sets forth information relating to compensation awarded to, earned by or paid to our Chief Executive Officer, President and Chief Financial Officer, Treasurer and Secretary by the Company during the fiscal years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Patrick R. McDonald Chief Executive Officer	2014 2013	300,000 300,000	236,000 256,000	343,560 294,240	128,869 97,390	1,008,429 947,630

Mark D. Pierce President	2014 2013	225,000 200,000	118,000 128,000	137,424 137,696	23,967 26,710	504,391 492,406

Kevin D. Struzeski Chief Financial Officer, Treasurer and Secretary (1)	2014 2013	235,000 225,000	118,000 128,000	154,602 148,658	73,804 71,535	581,406 573,193

(1)	Reflects the full grant date fair value of restricted stock awards granted in 2014 and 2013 calculated in accordance with FASB ASC Topic 718.

(2)	All Other Compensation in 2014 and 2013 was comprised of (i) unused vacation, (ii) contributions made by the Company or Nytis Exploration Company to its 401(k) plans, (iii) premiums paid on life insurance policies on such employee’s life, and (iv) other taxable fringe benefits.

Narrative Disclosure to Summary Compensation Table

The Compensation, Nominating and Governance Committee is charged with reviewing and approving the terms and structure of the compensation of the Company’s executive officers.  The Company has not retained an independent compensation consultant to assist the Company to review and analyze the structure and terms of the Company’s executive officers.

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

Company management is responsible for reviewing the base salary, annual bonus and long-term compensation levels for other Company employees, and the Company expects this practice to continue going forward.  The Compensation, Nominating and Governance Committee is responsible for significant changes to, or adoption of, employee benefit plans.

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

Base Salary. Base salary, paid in cash, is the first element of compensation to our officers. In determining base salaries for our key executive officers, the Company aims to set base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals. The Board of Directors and the Compensation, Nominating and Governance Committee believe that base salary should be relatively stable over time, providing the executive a dependable level of compensation, which is approximately equivalent to compensation that may be paid by competitors for persons of similar abilities. The Board of Directors and the Compensation, Nominating and Governance Committee believes that base salaries for our executive officers are appropriate and are commensurate with base salaries for persons serving as executive officers of public companies similar in size and complexity to the Company.

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

Annual Incentive Plan.  Cash payments made under the provisions of the Company’s Annual Incentive Plan (“AIP”) is another component of our compensation plan.  The Board of Directors and the Compensation, Nominating and Governance Committee believes that it is appropriate that executive officers and other employees have the potential to receive a portion of their annual compensation based upon the achievement of defined objectives in order to encourage performance to achieve these key corporate objectives and to be competitive from a total remuneration standpoint.

In general terms, the Annual Incentive Plans are designed to meet the following objectives:

●	Provide an incentive plan framework that is performance-driven and focused on objectives that were critical to Carbon’s success during the plan period dates;

●	Offer competitive cash compensation opportunities to the executive officers and all employees;

●	Incentivize and reward outstanding achievement; and

●	Incentivize the creation of new assets, plays and values.

In addition, the Annual Incentive Plans provided cash pools for all employees. Once the pools were established, awards were allocated by the executive officers to individuals based on their assessment as to individual or group performances.

Payments in 2014 were determined under the provisions of the Carbon Natural Gas Company 2013 Annual Incentive Plan whereby forty percent of the AIP payments were determined at the discretion of the Board taking into consideration the factors listed above and sixty percent of the AIP payments were determined and weighted based upon the performance measures and objectives as follows:

Performance Measure	Weighting	Objective
EBITDA per Debt Adjusted Share Growth	16.67%	75.0% increase
Net Total Proved Reserve Growth	16.67%	15.0% increase
Net Annual Production Growth	16.67%	20.0% increase
Lease Operating Expenses ($/unit)	16.67%	$1.00/Mcfe (6:1 equivalent basis)
G&A per Unit of Production ($/unit)	16.66%	$1.00 per unit of production equivalent
F&D cost per Unit of Reserves	16.66%	$.75 per unit of reserve equivalent
Total of Performance Measures	100.00%

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

The following table reports compensation earned by or paid to our non-employee directors during 2014.

Fees Earned or
Paid in Cash
Name(1)(2)(3)	($)
James H. Brandi	30,000
David H. Kennedy	-
Bryan H. Lawrence	-
Peter A. Leidel	-
Edwin H. Morgens	20,000

(1)	Mr. McDonald, our Chief Executive Officer, is not included in this table as he is an employee of ours and receives no separate compensation for his services as a director. The compensation received by Mr. McDonald as an employee is shown below under “Executive Compensation – Summary Compensation Table.”

(2)	During 2014, Messrs. Brandi, Lawrence, Leidel and Morgens were each awarded 80,000 restricted shares of our common stock. The aggregate number of unvested restricted stock awards outstanding at December 31, 2014 for each of our four non-employee directors other than Mr. Kennedy is 240,000.

(3)	Mr. Kennedy has been a Director of the Company since December 11, 2014. Prospectively, he will receive compensation in line with our other non-employee directors.

Outstanding Equity Awards at December 31, 2014

The following tables sets forth information concerning unexercised stock options, warrants, and unvested restricted stock and performance unit awards, each as held by our executive officers as of December 31, 2014.

OPTION AWARDS (1)
Award Recipient	Option for # of Shares	# Vested	Exercise Price per Share	Date Granted	Expiration

Kevin D. Struzeski	163,076	163,076	$0.61	3/16/2006	1/1/2016

WARRANT AWARDS (1)
Award Recipient	Option for # of Shares	# Vested	Exercise Price per Share	Date Granted	Expiration

Patrick R. McDonald (2)	2,446,133	2,446,133	$0.85	05/19/2005	06/01/2015

Former SLSC Officers and Directors	250,000	250,000	$1.00	01/10/2007	08/31/2017
	2,696,133	2,696,133

STOCK AWARDS

	Equity Incentive Plan Awards			Market Value
	# of Unvested Shares			of Unvested
	Restricted		Performance	Shares
Award Recipient	Stock		Units	$(3)

Patrick R. McDonald	1,131,837	(1)		724,375
	800,001		1,361,600	1,383,425
	1,931,838		1,361,600	2,107,800

Mark D. Pierce	30,577	(1)		19,569
	399,999		730,800	723,711
	430,576		730,800	743,280

Kevin D. Struzeski	305,767	(1)		195,691
	399,999		730,800	723,711
	705,766		730,800	919,402

The following table reflects unvested stock awards held by our executive officers as of December 31, 2014 that have time-based vesting. These stock awards will vest as follows if the named executive officer has remained in continuous employment through each such date:

Award Recipient	2015	2016	2017	Thereafter

Patrick R. McDonald	777,279	643,946	510,613	-

Mark D. Pierce	210,192	143,525	76,859	-

Kevin D. Struzeski	301,922	235,255	168,589	-

The following table reflects unvested performance stock awards held by our executive officers as of December 31, 2014 that vest either upon a change in control of the Company or based upon the achievement of the price of the Company’s stock, net asset value per share, net production per share and Adjusted EBITDA (defined as net income (loss) before interest expense, taxes, depreciation, depletion, amortization, accretion of asset retirement obligations, ceiling test write downs of oil and gas properties and the gain or loss on sold properties) per share relative to a defined peer group. These performance stock awards will vest as follows if the named executive officer has remained in continuous employment with the Company through the date of a change in control and if the executive officer earns 100% of the performance stock award based upon the achievement of the price of the Company’s stock and the performance measures mentioned above relative to its peer group:

	Change	Stock Price and Defined Performance Measures Relative to
Stock Award Recipient	of Control	Peer Group

Patrick R. McDonald	361,600	1,000,000

Mark D. Pierce	180,800	550,000

Kevin D. Struzeski	180,800	550,000

(1)	Awards made by Nytis USA prior to the Merger and were assumed as a result of the Merger, the number of shares and the exercise price, when applicable, have been adjusted in line with the exchange ratio of Nytis USA shares for Company shares in the Merger.

(2)	Grantee is McDonald Energy LLC, over which Mr. McDonald has voting and investment power.

(3)	Reflects the value of unvested shares of restricted stock and performance unit awards held by our executive officers as of December 31, 2014 measured by the closing market price of our common stock on December 31, 2014, which was $0.64 per share.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Effective March 30, 2013, Messrs. McDonald, Pierce and Struzeski entered into employment agreements with the Company. These agreements superseded employment agreements between Messrs. McDonald and Struzeski and Nytis Exploration Company and between Mr. Pierce and Nytis LLC.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 6, 2015 the Company had 106,875,447 shares of common stock outstanding. The following sets forth certain information about the number of common shares owned by (i) each person (including any group) known to us that beneficially owns five percent or more of the common shares (the only class of the Company’s voting securities), (ii) each of our directors and named executive officers, and (iii) all named executive officers and directors as a group.  Unless otherwise indicated, the stockholders possess sole voting and investment power with respect to the shares shown. The business address for each of the Company’s officers and directors is 1700 Broadway, Suite 1170, Denver, Colorado 80290.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)	Percent of Class(2)

5% Stockholders

Yorktown Energy Partners V, L.P. 410 Park Avenue, 19th Floor New York, NY 10022	17,938,309	16.8%

Yorktown Energy Partners VI, L.P., 410 Park Avenue, 19th Floor New York, NY 10022	17,938,309	16.8%

Yorktown Energy Partners IX, L.P., 410 Park Avenue, 19th Floor New York, NY 10022	22,222,222	20.8%

Arbiter Partners Capital Management LLC 11 East 44th Street, Suite 700 New York, NY 10017	12,440,001	11.6%

AWM Investment Company Inc. (3) c/o Special Situation Funds 527 Madison Avenue Suite 2600 New York, New York 10022	10,888,889	10.2%

Wynnefield Capital (4) 450 Seventh Avenue Suite 509 New York, New York 10123	6,444,445	6.0%

Name of Beneficial Owner	Amount of Beneficial Ownership(1)	Percentage(2)

Executive Officers and Directors

James H. Brandi, Director (5)	-	*

David H. Kennedy, Director (6)	163,076	*

Bryan H. Lawrence, Director (7)	58,098,840	54.4%

Peter A. Leidel, Director (8)	58,098,840	54.4%

Patrick R. McDonald, Chief Executive Officer and Director (9)	4,988,924	4.5%

Edwin H. Morgens, Director (10)	1,666,667	1.6%

Mark D. Pierce, President (11)	416,703	*

Kevin D. Struzeski, Chief Financial Officer, Treasurer and Secretary (12)	949,445	*

All directors and executive officers as a group (seven persons) (13)	66,283,655	60.1%

* less than 1%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Percentages are rounded to the nearest one-tenth of one percent.

(3)	Consists of (i) 7,555,556 common stock shares owned by Special Situations Fund III QP, L.P. (“SSFQP”), (ii) 2,222,222 common stock shares owned by Special Situations Cayman Fund, L.P. (“Cayman”) and (iii) 1,111,111 common stock shares owned by Special Situations Private Equity Fund L.P. (“SSPE”). AWM Investment Company, Inc., a Delaware Corporation (“AWM”) is the investment advisor to SSFQP, Cayman and SSPE. AWM holds sole voting and investment power over these shares.

(4)	Includes (i) 2,887,111 common stock shares owned by Wynnefield Partners Small Cap Value, LP I, (ii) 1,997,778 common stock shares owned by Wynnefield Partners Small Cap Value, LP and (iii) 1,559,556 common stock shares owned by Wynnefield Small Cap Value Offshore Fund, Ltd., over which Wynnefield Capital has voting and investment power.

(5)	Does not include 340,000 restricted shares of our common stock, which vest upon the earlier of a change in control of the Company or the date the director’s membership on the Board is terminated other than for cause.

(6)	Does not include 80,000 restricted stock shares of our common stock which vest upon the earlier of a change in control of the Company or the date the director’s membership on the Board is terminated other than for cause.

(7)	Includes (i) 17,938,309 common stock shares owned by Yorktown Energy Partners V, L.P., (ii) 17,938,309 common stock shares owned by Yorktown Energy Partners VI, L.P. and (iii) 22,222,222 common stock shares owned by Yorktown Energy Partners IX, L.P. over which Mr. Lawrence and Mr. Leidel have voting and investment power. Does not include 320,000 restricted shares of our common stock, which vest upon the earlier of a change in control of the Company or the date the director’s membership on the Board is terminated other than for cause.

(8)	Includes (i) 17,938,309 common stock shares owned by Yorktown Energy Partners V, L.P., (ii) 17,938,309 common stock shares owned by Yorktown Energy Partners VI, L.P. and (iii) 22,222,222 common stock shares owned by Yorktown Energy Partners IX, L.P. over which Mr. Lawrence and Mr. Leidel have voting and investment power. Does not include 320,000 restricted shares of our common stock, which vest upon the earlier of a change in control of the Company or the date the director’s membership on the Board is terminated other than for cause.

(9)	Includes (i) 482,704 shares owned by McDonald Energy, LLC over which Mr. McDonald has voting and investment power, (ii) stock purchase warrants held by McDonald Energy, LLC exercisable for 2,446,133 shares of common stock and (iii) 400,000 shares of restricted stock that will vest within 60 days. Does not include 400,001 and 1,361,600 shares of unvested restricted and performance units, respectively.

(10)	Does not include 320,000 restricted shares of our common stock, which vest upon the earlier of a change in control of the Company or the date the director’s membership on the Board is terminated other than for cause.

(11)	Includes 200,000 shares of restricted stock that will vest within 60 days. Does not include 199,999 and 730,800 shares of unvested restricted stock and performance units, respectively.

(12)	Includes (i) stock options exercisable for 163,076 shares of common stock and 200,000 shares of restricted stock that will vest within 60 days. Does not include 199,000 and 730,800 shares of unvested restricted stock and performance units, respectively.

(13)	The shares over which both Mr. Lawrence and Mr. Leidel have voting and investment power are the same shares and the percentage of total shares has not been aggregated for purposes of these calculations.

Equity Compensation Plans

Our Board of Directors has adopted the 2011 Stock Incentive Plan (the “Plan”) and such Plan was approved by the stockholders on December 8, 2011 at the annual meeting of stockholders. As of December 31, 2013 the Company has issued 3,210,000 restricted shares and 3,086,160 restricted performance units under the plan. Information regarding options outstanding as December 31, 2014 is set forth under the heading “Market for Common Equity and Related Stockholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans” above.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships

Nytis Exploration Company is an independent oil and gas company that engages in the exploration, development, production, marketing and sale of oil, gas, coalbed methane and other hydrocarbons in locations outside of the United States. In 2013, Nytis Exploration Company filed a certificate of corporate dissolution with the State of Delaware. Carbon and Nytis Exploration Company are related in that the same individuals serve as directors of both corporations and, prior to the closing of the Private Placement, a majority of the outstanding stock of each corporation was owned by the same stockholders. However, Nytis Exploration Company is not currently a direct or indirect subsidiary of the Company. Mr. McDonald and Mr. Struzeski provide a limited amount of services to Nytis Exploration Company as it winds up its activities.

Related Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders since January 1, 2014.

Employment Agreements

See the Executive Compensation section of this Annual Report for a discussion of the employment agreement between Messrs. McDonald, Pierce and Struzeski and the Company.

Stock Purchase Agreement

Pursuant to a Stock Purchase Agreement dated June 9, 2014, the Company purchased approximately 8.2 million shares of the Company’s common stock from a 5% beneficial shareholder, RBCP Energy Fund Investments LP, for a purchase price of $0.40 per share for aggregate consideration of approximately $3.3 million.

Director Independence

The Company’s Board consists of Messrs. Brandi, Kennedy, Lawrence, Leidel, McDonald and Morgens. The Company utilizes the definition of “independent” as it is set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. Further, the Board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships). Based on the foregoing criteria, Messrs. Brandi, Kennedy and Morgens are considered to be independent directors.

Item 14.    Principal Accountant Fees and Services.

Audit and Audit Related Service Fees

Our independent registered public accounting firm, EKS&H LLLP (“EKSH”) billed us aggregate fees in the amount of approximately $164,000 and $160,000 for the fiscal years ended December 31, 2014 and 2013, respectively. These amounts were billed for professional services that EKSH provided for the audit of our annual financial statements, review of the interim Consolidated Financial Statements included in our reports on Forms 10-Q, and other services typically provided by an auditor in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax Fees

EKSH did not bill us for any tax fees for the fiscal years ended December 31, 2014 and 2013.

All Other Fees

EKSH billed us for permitted, pre-approved information technology support fees of $41,000 and $67,000 for the fiscal years ended December 31, 2014 and 2013, respectively.

Audit Committee’s Pre-Approval Practice

Section 10A(i) of the 1934 Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Audit Committee.

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

The Audit Committee considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. The Board of Directors approved EKSH performing our audit for the 2014 fiscal year.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)    The following documents are filed as part of this report or are incorporated by reference:

(1)   Financial Statements:

1.      Report of Independent Registered Public Accounting Firm

2.      Consolidated Balance Sheets—December 31, 2014 and 2013

3.      Consolidated Statements of Operations—Years Ended December 31, 2014 and 2013

4.      Consolidated Statements of Shareholders' Equity—Years Ended December 31, 2014 and 2013

5.      Consolidated Statements of Cash Flows—Years Ended December 31, 2014 and 2013

6.      Notes to Consolidated Financial Statements—Years Ended December 31, 2014 and 2013

(2)    Financial Statement Schedules: All schedules have been omitted because the information is either not required or is set forth in the financial statements or the notes thereto.

(3)    Exhibits: See the Index of Exhibits listed in Item 15(b) hereof for a list of those exhibits filed as part of this Annual Report on Form 10-K.

(b)    Index of Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated January 31, 2011 by and among the Company, St. Lawrence Merger Sub, Inc. and Nytis Exploration (USA), Inc., incorporated by reference to Exhibit 2.1 to Form 8-K filed February 1, 2011.
2.2	Participation Agreement by and between the Company, Nytis Exploration Company LLC and Liberty Energy LLC, dated September 17, 2012, incorporated by reference to Exhibit 2.2 to Form 10-Q filed on November 14, 2014.
2.3	Participation Agreement by and between the Company, Nytis Exploration Company LLC and Liberty Energy LLC, dated February 25, 2014, incorporated by reference to Exhibit 2.3 to Form 10-Q filed on November 14, 2014.
2.4	Addendum to Participation Agreement by and between the Company, Nytis Exploration Company LLC and Liberty Energy LLC, dated February 26, 2014, incorporated by reference to Exhibit 2.4 to Form 10-Q filed on November 14, 2014.
2.5*	Purchase and Sale Agreement by and among Nytis Exploration Company LLC, Liberty Energy, LLC and Continental Resources, Inc., dated October 15, 2014. Portions of the Purchase and Sale Agreement have been omitted pursuant to a request for confidential treatment.
3(i)(a)	Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company, incorporated by reference to Exhibit 3(i) to Form 8-K filed on May 5, 2011.
3(i)(b)	Amended and Restated Certificate of Designation with respect to Series A Convertible Preferred Stock or Carbon Natural Gas Company, incorporated by reference to Exhibit 3(i) to Form 8-K filed July 6, 2011.
3(i)(c)	Certificate of Amendment to Certificate of Incorporation of Carbon Natural Gas Company, incorporated by reference to Exhibit 3(i) to Form 8-K filed on July 19, 2011.
3(ii)	Amended and Restated Bylaws of St. Lawrence Seaway Corporation, incorporated by reference to Exhibit 3(i) to Form 8-K/A filed on March 31, 2011.
10.1	Amended and Restated Credit Agreement, by and between Nytis Exploration Company LLC and Bank of Oklahoma, National Association, dated May 31, 2010, incorporated by reference to Exhibit 10.2 to Form 8-K/A filed on March 31, 2011.
10.1(a)	Guaranty from Nytis USA to Bank of Oklahoma, National Association, dated June 21, 2005, incorporated by reference from Exhibit 10.2(a) to Form 8-K/A filed on March 31, 2010.
10.1(b)	Consent of Guarantor and Amendment of Guaranty from Nytis USA to Bank of Oklahoma, National Association, dated May 31, 2010, incorporated by reference to Exhibit 10.2(b) to Form 8-K/A filed on March 31, 2011.
10.2	Second Amendment of Amended and Restated Credit Agreement, Limited Waiver and Borrowing Base Redetermination, by and between Nytis Exploration Company LLC and Bank of Oklahoma, National Association, dated May 31, 2010 as amended on June 10, 2011, incorporated by reference to Exhibit 10.3 to Form S-1 filed on August 12, 2011.
10.3	Guaranty from the Company to Bank of Oklahoma, National Association, dated June 10, 2011, incorporated by reference to Exhibit 10.3 to Form S-1 filed on August 12, 2011.
10.4	Employment Agreement between the Company and Patrick McDonald, incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 5, 2013.
10.5	Employment Agreement between the Company and Mark Pierce, incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 5, 2013.
10.6	Employment Agreement between the Company and Kevin Struzeski, incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 5, 2013.
10.7	Fourth Amendment of Amended and Restated Credit Agreement and Borrowing Base Redetermination by and between Nytis Exploration Company LLC and Bank of Oklahoma, National Association, dated June 28, 2013, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 13, 2013.
10.8	Amendment of Guaranty from Nytis Exploration (USA) Inc. to Bank of Oklahoma, National Association, dated June 28, 2013, incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 13, 2013.
10.9	Amendment of Guaranty from the Company to Bank of Oklahoma, National Association, dated June 28, 2013, incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 13, 2013.
10.10	Carbon Natural Gas Company 2013 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 20, 2013.
10.11	Carbon Natural Gas Company 2014 Annual Incentive Plan, incorporated by reference to exhibit 10.5 to Form 10-Q for Carbon Natural Gas Company filed on May 14, 2014.
10.12	Stock Purchase Agreement dated June 9, 2014 between Carbon Natural Gas Company and RBCP Energy Fund Investments LP, incorporated by reference to exhibit 10.1 to Form 8-K for Carbon Natural Gas Company filed on June 9, 2014.
14	Code of Ethics, incorporated by reference to Exhibit 14 to Form 10-K filed on June 29, 2004.
21.1*	Subsidiaries of the Company.
23.1*	Consent of EKS&H LLLP regarding the Form S-8 Financials.
23.2*	Consent of Cawley, Gillespie & Associates, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

Date: March 31, 2015	CARBON NATURAL GAS COMPANY (Registrant)

	By:	/s/ Patrick R. McDonald
Patrick R. McDonald Chief Executive Officer

	By:	/s/ Kevin D. Struzeski
Kevin D. Struzeski Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Patrick R. McDonald	Director and Chief Executive Officer	March 31, 2015
Patrick R. McDonald	(Principal Executive Officer)

/s/ James H. Brandi	Chairman and Director	March 31, 2015
James H. Brandi

/s/ Peter A. Leidel	Director	March 31, 2015
Peter A. Leidel

/s/ Bryan H. Lawrence	Director	March 31, 2015
Bryan H. Lawrence

/s/ Edwin H. Morgens	Director	March 31, 2015
Edwin H. Morgens

/s/ David H. Kennedy	Director	March 31, 2015
David H. Kennedy

