Form 10-Q
period 2015-03-31
Carbon Natural Gas Co
filed 2015-05-14
CIK 86264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2015 or

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

At May 10, 2015, there were issued and outstanding 108,158,780 shares of the Company’s common stock, $0.01 par value.

Carbon Natural Gas Company

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CARBON NATURAL GAS COMPANY

Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
(in thousands, except share and per share data)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$697	$1,132
Accounts receivable:
Revenue	1,803	2,287
Joint interest billings and other	856	1,038
Commodity derivative asset	976	1,322
Prepaid expense, deposits and other current assets	237	141
Total current assets	4,569	5,920

Property and equipment (note 3):
Oil and gas properties, full cost method of accounting:
Proved, net	31,314	30,698
Unevaluated	2,812	2,789
Other property and equipment, net	275	304
Total property and equipment, net	34,401	33,791

Investments in affiliates (note 4)	1,010	1,009
Other long-term assets	455	911

Total assets	$40,435	$41,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$6,276	$7,792
Firm transportation contract obligations (note 11)	464	487
Total current liabilities	6,740	8,279

Non-current liabilities:
Firm transportation contract obligations (note 11)	742	852
Asset retirement obligation (note 2)	2,999	2,968
Notes payable (note 5)	2,900	2,100
Total non-current liabilities	6,641	5,920

Commitments (note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 1,000,000 shares, no shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock, $0.01 par value; authorized 200,000,000 shares, 107,732,113 and 106,875,447 shares issued and outstanding at March 31, 2015 and December 31, 2014 respectively	1,077	1,069
Additional paid-in capital	53,483	53,160
Accumulated deficit	(30,462)	(29,832)
Total Carbon stockholders’ equity	24,098	24,397
Non-controlling interests	2,956	3,035
Total stockholder’s equity	27,054	27,432

Total liabilities and stockholders’ equity	$40,435	$41,631

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2015	2014

Revenue:
Oil and gas	$3,136	$6,096
Commodity derivative income (loss)	206	(490)
Other income	51	91
Total revenue	3,393	5,697

Expenses:
Lease operating expenses	835	897
Transportation costs	398	484
Production and property taxes	199	444
General and administrative	1,875	1,589
Depreciation, depletion and amortization	645	764
Accretion of asset retirement obligations	31	29
Total expenses	3,983	4,207

Operating (loss) income	(590)	1,490

Other income and (expense):
Interest expense	(44)	(119)
Other	(25)	-
Equity investment income	1	3
Total other expense	(68)	(116)

(Loss) income before income taxes	(658)	1,374

Provision for income taxes	-	-

Net (loss) income before non-controlling interests	(658)	1,374

Net (loss) income attributable to non-controlling interests	(28)	91

Net (loss) income attributable to controlling interest	$(630)	$1,283

Net (loss) income per common share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01
Weighted average common shares outstanding:
Basic	105,934	113,021
Diluted	105,934	118,485

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

			Additional	Non-		Total
	Common Stock		Paid-in	Controlling	Accumulated	Stockholders’
	Shares	Amount	Capital	Interests	Deficit	Equity

Balances, December 31, 2014	106,875	$1,069	$53,160	$3,035	$(29,832)	$27,432

Stock-based compensation	-	-	331	-	-	331

Restricted stock vested	857	8	(8)	-	-	-

Non-controlling interest distributions, net	-	-	-	(51)	-	(51)

Net loss				(28)	(630)	(658)

Balances, March 31, 2015	107,732	$1,077	$53,483	$2,956	$(30,462)	$27,054

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Cash flows from operating activities:
Net income (loss)	$(658)	$1,374
Items not involving cash:
Depreciation, depletion and amortization	645	764
Accretion of asset retirement obligations	31	29
Unrealized derivative loss	346	233
Stock-based compensation expense	331	321
Equity investment income	(1)	(3)
Net change in:
Accounts receivable	851	(391)
Prepaid expenses, deposits and other current assets	(96)	(75)
Accounts payable, accrued liabilities and firm transportation contract obligations	(1,667)	836
Net cash (used in) provided by operating activities	(218)	3,088

Cash flows from investing activities:
Development of properties and equipment	(1,237)	(2,216)
Proceeds from disposition of assets	-	1,988
Other long-term assets	271	13
Net cash used in investing activities	(966)	(215)

Cash flows from financing activities:
Proceeds from notes payable	800	500
Payments on notes payable	-	(1,396)
Distributions to non-controlling interests	(51)	(57)
Net cash provided by (used in) financing activities	749	(953)

Net (decrease) increase in cash and cash equivalents	(435)	1,920

Cash and cash equivalents, beginning of period	1,132	243

Cash and cash equivalents, end of period	$697	$2,163

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of March 31, 2015 and the Company’s results of operations and cash flows for the three months ended March 31, 2015 and 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, the unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2014 filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

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

For the three months ended March 31, 2015 and 2014, the Company did not recognize a ceiling test impairment as the Company’s full cost pool did not exceed the ceiling limitation. In December 2014, proceeds from the sale of the Company’s interests in certain leases in Kentucky and West Virginia below the Clinton Formation, referred to as the Deep Rights, were credited to the Company’s full cost pool, which decreased the Company’s net book value of its full cost pool while increasing its ceiling test cushion. Future declines in oil and natural gas prices, and increases in future operating expenses and future development costs could result in impairments of our oil and gas properties in future periods. Because the ceiling test uses the previous twelve month period average commodity prices, the effects of declining prices since mid-2014 will have greater impact on the average price used to value our reserves which could lower the ceiling test value in future quarters and result in an impairment of our oil and gas properties. The effects of the price decline will continue to impact the ceiling test value until such time the prices stabilize or improve. Impairment charges are a non-cash charge and accordingly, would not affect cash flow, but would adversely affect our net income and stockholders’ equity.

Note 2 – Summary of Significant Accounting Policies (continued)

Investments in Affiliates

Investments in non-consolidated affiliates are accounted for under either the equity or cost method of accounting as appropriate. The cost method of accounting is used for investments in affiliates in which the Company has less than 20% of the voting interests of a corporate affiliate or less than a 5% interest of a partnership or limited liability company and does not have significant influence. Investments in non-consolidated affiliates, accounted for using the cost method of accounting, are recorded at cost. An impairment assessment of each investment is made annually to determine if a decline in the fair value of the investment, other than temporary, has occurred. A permanent impairment is recognized if a decline in the fair value occurs. If the Company holds between 20% and 50% of the voting interest in non-consolidated corporate affiliates or greater than a 5% interest of a partnership or limited liability company and exercises significant influence or control, the equity method of accounting is used to account for the investment. The Company’s investment in an affiliate that is accounted for using the equity method of accounting, increases or decreases by the Company’s share of the affiliate’s profits or losses and such profits or losses are recognized in the Company’s Consolidated Statements of Operations. The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has occurred. The amount of the impairment is based on quoted market prices, where available, or other valuation techniques.

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

The following table is a reconciliation of the ARO for the three months ended March 31, 2015 and 2014:

(in thousands)	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$2,968	$2,699
Accretion expense	31	29
Additions during period	-	19

Balance at end of period	$2,999	$2,747

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

Note 2 – Summary of Significant Accounting Policies (continued)

The following table sets forth the calculation of basic and diluted (loss) income per share:

	Three Months Ended March 31,
	2015	2014

Net (loss) income	$(631)	$1,283

Basic weighted-average common shares outstanding in period	105,934	113,021

Add dilutive effects of stock options, warrants and nonvested shares of restricted stock	-	5,464

Diluted weighted-average common shares outstanding in period	105,934	118,485

Basic net (loss) income per common share	$(0.01)	$0.01
Diluted net (loss) income per common share	$(0.01)	$0.01

During the first quarter of 2015, the Company had a net loss and therefore, the diluted net loss per share calculation for that period excludes the anti-dilutive effect of approximately 2.7 million stock options and warrants and approximately 4.1 million nonvested shares of restricted stock. For the three months ended March 31, 2015 and 2014, approximately 4.7 million and 3.1 million restricted performance units, respectively, subject to future contingencies are excluded from the basic and diluted (loss) income per share.

Note 3 – Property and Equipment

Net property and equipment as of March 31, 2015 and December 31, 2014 consists of the following:

(in thousands)	March 31, 2015	December 31, 2014

Oil and gas properties:
Proved oil and gas properties	$96,457	$95,233
Unproved properties not subject to depletion	2,812	2,789
Accumulated depreciation, depletion, amortization and impairment	(65,143)	(64,535)
Net oil and gas properties	34,126	33,487

Furniture and fixtures, computer hardware and software, and other equipment	1,139	1,131
Accumulated depreciation and amortization	(864)	(827)
Net other property and equipment	275	304

Total net property and equipment	$34,401	$33,791

As of March 31, 2015 and December 31, 2014, the Company had approximately $2.8 million of unproved oil and gas properties not subject to depletion. The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties. The excluded properties are assessed for impairment at least annually. Subject to industry conditions, evaluation of most of these properties and the inclusion of their costs in amortized capital costs is expected to be completed within five years.

Note 3 – Property and Equipment (continued)

During the three months ended March 31, 2015 and 2014, the Company capitalized general and administrative expenses applicable to development and exploration activities of approximately $132,000 and $122,000, respectively.

Depletion expense related to oil and gas properties for the three months ended March 31, 2015 and 2014 was approximately $608,000, or $0.87 per Mcfe, and $726,000, or $0.96 per Mcfe, respectively. Depreciation and amortization expense related to furniture and fixtures, computer hardware and software and other equipment for the three months ended March 31, 2015 and 2014 was approximately $37,000 and $38,000, respectively.

Note 4 – Equity Method Investment

The Company has a 50% interest in Crawford County Gas Gathering Company, LLC (“CCGGC”) which owns and operates pipelines and related gathering and treatment facilities. The Company’s gas production located in Illinois is gathered by CCGGC’s gathering facilities. The Company’s investment in CCGGC is accounted for under the equity method of accounting, and its share of income or loss is recognized. During the three months ended March 31, 2015 and 2014, the Company recorded equity method income of approximately $1,000 and $3,000, respectively, related to this investment.

Note 5 – Bank Credit Facility

Nytis LLC’s credit facility with Bank of Oklahoma has a borrowing base of $20.0 million and a maximum line of credit available under hedging arrangements of $9.5 million. The credit facility matures in May 2017. Carbon and Nytis USA are guarantors of Nytis LLC’s obligations under its credit facility.

No repayments of principal are required until maturity, except to the extent that outstanding balances exceed the borrowing base then in effect. The Company has the right both to repay principal at any time and to reborrow. Subject to the agreement between the Company and the lender, the size of the credit facility may be increased up to $50.0 million. The borrowing base is redetermined semi-annually, and the available borrowing amount could be increased or decreased as a result of such redeterminations. Under certain circumstances the lender may request an interim redetermination. The facility has variable interest rates based upon the ratio of outstanding debt to the borrowing base. Interest rates are based on either an Alternate Base Rate or LIBOR. The portion of the loan based on an “Alternate Base Rate” is determined by the rate per annum equal to 1.5% plus the greatest of the following: (a) the Federal Funds Rate for such day plus one-half of one percentage point, (b) the Prime Rate for such day or (c) LIBOR for a one-month LIBOR Interest Period plus one percentage point. The portion based on LIBOR is determined by the rate per annum equal to LIBOR plus between 2.5% and 3.25% for each LIBOR tranche. The credit facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements in addition to agreements designed to protect the Company against changes in interest and currency exchange rates.

At March 31, 2015, there were approximately $2.9 million in outstanding borrowings and approximately $17.1 million of borrowing capacity available under the credit facility. The Company’s effective borrowing rate at March 31, 2015 was approximately 3.3%. The credit facility is collateralized by substantially all of the Company’s oil and gas assets. The credit facility includes terms that place limitations on certain types of activities including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, mergers and acquisitions, and the payment of dividends. The credit facility requires satisfaction of a minimum current ratio (the ratio of current assets (including borrowing base capacity) to current liabilities as defined) of 1.0 to 1.0 and a maximum funded debt ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges) for the most recently completed fiscal quarter times four) of 4.25 to 1.0 as of the end of any fiscal quarter.

Note 5 – Bank Credit Facility (continued)

The Company is in compliance with all covenants associated with the credit agreement as of March 31, 2015.

Note 6 – Income Taxes

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

At March 31, 2015, the Company has established a full valuation allowance against the balance of net deferred tax assets.

Note 7 – Stockholders’ Equity

Authorized and Issued Capital Stock

As of March 31, 2015, the Company had 200,000,000 shares of common stock authorized with a par value of $0.01 per share, of which 107,732,113 were issued and outstanding. The Company also had 1,000,000 shares of preferred stock authorized with a par value of $0.01 per share, none of which were issued and outstanding. During the first three months of 2015, the increase in the Company’s issued and outstanding common stock was a result of the vesting of restricted stock during the period.

Equity Plans Prior to Merger

Pursuant to the merger of Nytis USA with the Company (formerly known as St. Lawrence Seaway Corporation (“SLSC”)) in 2011, all options, warrants and restricted stock were adjusted to reflect the conversion ratio used in the merger. As of March 31, 2015, the Company has 163,076 options outstanding and exercisable, 2,696,133 warrants (including 250,000 warrants granted by SLSC prior to the merger) outstanding and exercisable and 978,454 shares of common stock outstanding that are subject to restricted stock agreements.

Nytis USA Restricted Stock Plan

As of March 31, 2015, there were 978,454 shares of restricted stock issued under the Nytis USA Restricted Stock Plan (“Nytis USA Plan”). The Company accounted for these grants at their intrinsic value. From the date of grant through March 31, 2013, the Company estimated that none of these shares would vest and accordingly, no compensation cost had been recorded through March 31, 2013.

In June 2013, the vesting terms of these restricted stock grants were modified so that 25% of the shares would vest on the first of January from 2014 through 2017. As such, the Company is recognizing compensation expense for these restricted stock grants based on the fair value of the shares on the date the vesting terms were modified. Compensation expense recognized for these restricted stock grants was approximately $84,000 for the three months ended March 31, 2015. As of March 31, 2015, there was approximately $587,000 of unrecognized compensation costs related to these restricted stock grants which the Company expects will be recognized ratably over the next 21 months.

Carbon Stock Incentive Plan

In 2011, the stockholders of Carbon approved the adoption of Carbon’s 2011 Stock Incentive Plan (“Carbon Plan”), under which 12,600,000 shares of common stock were authorized for issuance to Carbon officers, directors, employees or consultants eligible to receive awards under the Carbon Plan.

Note 7 – Stockholders’ Equity (continued)

The Carbon Plan provides for granting Director Stock Awards to Non-Employee Directors and for granting Incentive Stock Options, Non-qualified Stock Options, Restricted Stock Awards, Performance Awards and Phantom Stock Awards, or a combination of the foregoing as is best suited to the circumstances of the particular employee, officer, director or consultant.

Restricted Stock

During the three months ended March 31, 2015, 420,000 shares of restricted stock were granted under the terms of the Carbon Plan in addition to 4,810,000 shares granted during previous years. For employees, these restricted stock awards vest ratably over a three-year service period. For non-employee directors the awards vest upon the earlier of a change in control of the Company or the date their membership on the Board of Directors is terminated other than for cause. The Company recognizes compensation expense for these restricted stock grants based on the estimated grant date fair value of the shares, amortized ratably over three years for employee awards (based on the required service period for vesting) and seven years for non-employee director awards (based on a market survey of the average tenure of directors among U.S. public companies). As of March 31, 2015, approximately 2.1 million of these restricted stock grants have vested.

Compensation costs recognized for these restricted stock grants were approximately $160,000 and $150,000 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was approximately $1.4 million of unrecognized compensation costs related to these restricted stock grants. This cost is expected to be recognized over the next 6.8 years.

Restricted Performance Units

As of March 31, 2015, approximately 4.8 million shares of restricted performance units have been granted under the terms of the Carbon Plan. The performance units represent a contractual right to receive one share of the Company’s common stock subject to the terms and conditions of the agreements including the achievement of the price of the Company’s stock, net asset value per share, net production and adjusted EBITDA (defined as net income (loss) before interest expense, taxes, depreciation, depletion, amortization, accretion of asset retirement obligations, ceiling test write downs of oil and gas properties and the gain or loss on sold investments or properties) per share relative to a defined peer group and the lapse of forfeiture restrictions pursuant to the terms and conditions of the agreements, including for certain of the grants, the requirement of continuous employment by the grantee prior to a change in control of the Company. Based on the relative achievement of performance, approximately 4.7 million of the restricted performance units are outstanding as of March 31, 2015.

The Company accounts for the performance units granted during 2012 and 2014 at their fair value determined at the date of grant. The final measurement of compensation cost will be based on the number of performance units that ultimately vest. At March 31, 2015, the Company estimated that none of the performance units granted in 2012 and 2014 would vest due to change in control and other performance provisions and accordingly, no compensation cost has been recorded. As of March 31, 2015, if change in control and other performance provisions pursuant to the terms and conditions of these agreements are met in full, the estimated unrecognized compensation cost related to the performance units granted in 2012 and 2014 would be approximately $2.2 million.

The performance units granted in 2013 contain specific vesting provisions, no change in control provisions nor any performance conditions other than stock price performance. Due to different earning requirements compared to the performance units granted in 2012 and 2014, the Company recognizes compensation expense for the performance units granted in 2013 based on the grant date fair value of the performance units, amortized ratably over three years (the performance period). The fair value of the performance units granted in 2013 was estimated using a Monte Carlo simulation (“MCS”) valuation model using the following key assumptions: no expected dividends, volatility of our stock and those of defined peer companies used to determine our performance relative to the defined peer group, a risk free interest rate and an expected life of three years. For each of the three months ended March 31, 2015 and 2014, compensation costs related to the performance units granted in 2013 were approximately $86,000. As of March 31, 2015, there was approximately $386,000 of unrecognized compensation costs related to performance units granted in 2013. These costs are expected to be recognized over the next year.

Note 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2015 and December 31, 2014 consist of the following:

(in thousands)	March 31, 2015	December 31, 2014

Accounts payable	$990	$742
Oil and gas revenue payable to oil and gas property owners	1,324	1,296
Production taxes payable	100	132
Drilling advances received from joint venture partner	2,230	2,354
Accrued drilling costs	99	166
Accrued lease operating costs	41	74
Accrued ad valorem taxes	828	1,194
Accrued general and administrative expenses	423	1,247
Accrued income taxes payable	77	377
Other liabilities	164	210

Total accounts payable and accrued liabilities	$6,276	$7,792

Note 9 – Fair Value Measurements

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

Note 9 – Fair Value Measurements (continued)

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 by level within the fair value hierarchy:

(in thousands)	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2015
Assets:
Commodity derivatives	$-	$976	$-	$976

December 31, 2014
Assets:
Commodity derivatives	$-	$1,322	$-	$1,322

As of March 31, 2015, the Company’s commodity derivative financial instruments are comprised of four natural gas swap agreements and one oil swap agreement. The fair values of the swap agreements are determined under the income valuation technique using a discounted cash flow model. The valuation model requires a variety of inputs, including contractual terms, published forward prices, volatilities for options, and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, the Company’s credit worthiness and the time value of money. The consideration of these factors resulted in an estimated exit-price for each derivative asset or liability under a market place participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy. The counterparty in all of the Company’s commodity derivative financial instruments is the lender in the Company’s bank credit facility.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

The fair value of the following liabilities measured and recorded at fair value on a non-recurring basis are based on unobservable pricing inputs and therefore, are included within the Level 3 fair value hierarchy.

The Company uses the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money. During the three months ended March 31, 2015 and 2014, the Company recorded asset retirement obligations for additions of approximately nil and $19,000, respectively. See Note 2 for additional information.

Note 10 – Physical Delivery Contracts and Oil and Gas Derivatives

The Company has historically used commodity-based derivative contracts to manage exposures to commodity price on certain of its oil and natural gas production. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company also enters into oil and natural gas physical delivery contracts to effectively provide price hedges. Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. Therefore, these contracts are not recorded at fair value in the Consolidated Financial Statements.

At March 31, 2015, the Company has a fixed price contract requiring physical deliveries for approximately 530 Bbl/month at an average sales price of $96.75 per barrel from April 2015 through August 2015. The Company’s other physical oil and gas sales contracts provide for sale prices at regional market index prices.

Note 10 – Physical Delivery Contracts and Oil and Gas Derivatives (continued)

The Company’s swap agreements as of March 31, 2015 are summarized in the table below:

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

For its swap instruments, the Company receives from the counterparty a fixed price for the hedged commodity and pays a floating price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

The following table summarizes the fair value of the derivatives recorded in the Consolidated Balance Sheets. These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	March 31, 2015	December 31, 2014

Commodity derivative contracts:
Current assets	$976	$1,322

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three months ended March 31, 2015 and 2014. These realized and unrealized gains and losses are recorded and included in commodity derivative income (loss) in the accompanying Consolidated Statements of Operations.

(in thousands)	Three Months Ended March 31,
	2015	2014
Commodity derivative contracts:
Realized gains (losses)	$552	$(257)
Unrealized losses	(346)	(233)

Total realized and unrealized gains (losses), net	$206	$(490)

Realized gains and losses are included in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows.

Note 10 – Physical Delivery Contracts and Gas Derivatives (continued)

The counterparty in all of the Company’s derivative instruments is the lender in the Company’s bank credit facility. Accordingly, the Company is not required to post collateral since the bank is secured by the Company’s oil and gas assets. The Company nets its derivative instrument fair value amounts executed with its counterparty pursuant to an ISDA master agreement, which provides for the net settlement over the term of the contract and in the event of default or termination of the contract. The following table summarizes the location and fair value amounts of all derivative instruments in the Consolidated Balance Sheet as of March 31, 2015, as well as the gross recognized derivative assets, liabilities and amounts offset in the Consolidated Balance Sheet:

			Net
	Gross		Recognized
	Recognized	Gross	Fair Value
	Assets/	Amounts	Assets/
Balance Sheet Classification	Liabilities	Offset	Liabilities

Commodity derivative assets:
Current derivative asset	$976	$-	$976
Total derivative assets	$976	$-	$976

Due to the volatility of oil and natural gas prices, the estimated fair values of the Company’s derivatives are subject to large fluctuations from period to period.

Note 11 – Commitments

The Company has entered into long-term firm transportation contracts to ensure the transport to its purchaser a portion of its gas production. Firm transportation volumes and the related demand charges for the remaining term of these contracts at March 31, 2015 are summarized in the table below.

Period	Dekatherms per day	Demand Charges
Apr 2015 - Oct 2015	5,950	$0.20 - $0.65
Nov 2015 - Apr 2018	4,450	$0.20 - $0.65
May 2018 - May 2020	2,150	$0.20
Jun 2020 - May 2036	1,000	$0.20

A liability of approximately $1.2 million related to firm transportation contracts assumed in a 2011 asset acquisition, which represents the remaining commitment, is reflected on the Company’s Consolidated Balance Sheet as of March 31, 2015. The fair value of these firm transportation obligations were determined based upon the contractual obligations assumed by the Company and discounted based upon the Company’s effective borrowing rate. These contractual obligations are being amortized on a monthly basis as the Company pays these firm transportation obligations in the future.

Note 12 – Supplemental Cash Flow Disclosure

Supplemental cash flow disclosures for the three months ended March 31, 2015 and 2014 are presented below:

	Three Months Ended March 31,
(in thousands)	2015	2014

Cash paid during the period for:
Interest	$26	$115
Income taxes	$325	$-
Non-cash transactions:
Increase in net asset retirement obligations	$-	$19
Increase (decrease) in accounts payable and accrued liabilities included in oil and gas properties	$18	$(735)
Decrease in accounts receivable included in oil and gas property proceeds	$-	$350

Note 13 – Subsequent Events

On December 15, 2014, Nytis LLC together with Liberty Energy LLC, (the “Sellers”) completed a preliminary closing in accordance with a Purchase and Sale Agreement (the “PSA”) entered into on October 15, 2014 for the sale of a portion of Nytis LLC’s interest in rights below the base of the Clinton Formation (the “Deep Rights”) underlying certain oil and gas leases located in Kentucky and West Virginia (the “Leases”).

At the preliminary closing, the buyer provided to the Sellers a description of title defects attributable to the Leases. The parties estimated that the extent of title defects was less than the twenty percent (20%) threshold provided in the PSA that would have permitted either buyer or Sellers to terminate the transaction.

A final closing is scheduled to occur in the second quarter of 2015 at which time the Sellers’ will present to the buyer curative work. The buyer may accept or reject the Sellers’ curative work or may accept or reject substitute acreage. If the buyer does not accept Sellers’ curative work or substitute acreage, a downward revision of the purchase price will occur.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

All expectations, forecasts, assumptions and beliefs about our future results, condition, operations and performance are forward-looking statements as described under the heading “Forward Looking Statements” at the end of this Item. Our actual results may differ materially because of a number of risks and uncertainties. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information included or incorporated by reference in the Company’s 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Carbon is an independent oil and natural gas company engaged in the acquisition, exploration, development and production of oil and natural gas properties located in the Appalachian and the Illinois Basin of the United States. We focus on conventional and unconventional reservoirs, including shale, tight sands and coalbed methane. Our executive offices are located in Denver, Colorado and we maintain an office in Lexington, Kentucky from which we conduct our oil and gas operations.

At March 31, 2015, our proved developed reserves were comprised of 13% oil and 87% natural gas. Our financial results are sensitive to fluctuations in oil and natural gas prices. Our current capital expenditure program is focused on the development of our oil and coalbed methane reserves. We believe that our drilling inventory and lease position, combined with our low operating expense and cost structure, provides us with a portfolio of opportunities for the development of our oil and natural gas properties. Our growth plan is centered on the following activities:

●	Development of the Company’s oil and coalbed methane reserves;

●	Development and maintenance of a portfolio of low risk, long-lived oil and natural gas properties that provide stable cash flows and attractive risk adjusted rates of return; and

●	Producing property and land acquisitions which provide attractive risk adjusted rates of return.

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

	2013			2014				2015
	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1

Oil (Bbl)	$94.23	$105.82	$97.50	$98.62	$102.98	$97.21	$73.12	$48.57
Natural Gas (MMBtu)	$4.10	$3.58	$3.60	$4.93	$4.68	$4.07	$4.04	$2.99

Oil prices received by the Company have fallen significantly within the last year since reaching an average monthly high of $103.73 per barrel in June 2014 and dropping to an average monthly low of $49.41 per barrel in January and March 2015. In addition, average natural gas prices received by the Company in February and March 2015 were approximately 40% lower compared to the high realized in mid-2014. Lower oil and natural gas prices may not only decrease the Company’s revenues, but may also reduce the value of its oil and natural gas reserves. In addition, the Company’s estimated proved reserves may decrease as the economic life of the underlying producing wells may be shortened as a result of lower oil and natural gas prices. A substantial or extended decline in oil or natural gas prices may result in future impairments of our proved reserves and may materially and adversely affect our future business, financial condition, cash flows, results of operations or liquidity. Lower oil and natural gas prices may also reduce the amount of borrowing base under our bank credit facility, which is determined at the discretion of our lender.

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

Operational Highlights

At March 31, 2015, we had over 270,000 net acres of mineral leases located in the Appalachian and Illinois Basins of the United States. Approximately 50% of these leases are held by production and of the remaining leases, approximately 38% have lease terms of greater than five years remaining in the primary term or contractual extension periods.

The principal focus of our leasing, drilling and completion activities is a Berea Sandstone horizontal drilling program in eastern Kentucky and western West Virginia. At March 31, 2015, we have over 32,000 net mineral acres in the region. Since 2010, we have drilled 54 gross horizontal wells in the drilling program. During the program, we have enhanced our well performance and have improved well drilling and completion performance measures, including reduced drilling days, increased horizontal lateral length, decreased cost per frac stage and reduced days from spud to first production. In addition, we have established an infrastructure of oil and natural gas gathering and salt water handling and disposal facilities which will benefit the economics of future drilling. We continue to acquire leases and evaluate producing properties where we have identified additional potential to expand our activities.

Another area of focus of our drilling and completion activities is coalbed methane in the Illinois Basin. The Company has approximately 67,000 net mineral acres located in Indiana and Illinois which are prospective for the development of coalbed methane. The Company also owns an interest in natural gas gathering and compression and salt water disposal facilities.

Our natural gas properties are largely held by production and contain a low risk multi-year development inventory of locations which, at the appropriate level of natural gas commodity price, will provide significant drilling and completion opportunities from multiple proven producing formations.

Recent Developments

Based on current prices for oil and natural gas, we reduced our drilling activity to manage and optimize the utilization of our capital expenditures. During the first quarter of 2015, our capital expenditures consisted principally of completing wells that were in-progress at the end of 2014 and expansion of our gathering facilities to provide greater flexibility in moving our natural gas production to markets with the most favorable price. At such time as oil and natural gas prices stabilize or improve, we will re-evaluate the economic conditions and our drilling activity and development of our oil properties in the Berea Sandstone. In addition, the Company is actively evaluating potential acquisition opportunities that could provide attractive risk adjusted rates of returns.

On December 15, 2014, Nytis LLC together with Liberty Energy LLC (“Liberty”), (the “Sellers”) completed a preliminary closing in accordance with a Purchase and Sale Agreement (the “PSA”) entered into on October 15, 2014 for the sale of a portion of Nytis LLC’s interest in rights below the base of the Clinton Formation (the “Deep Rights”) underlying certain oil and gas leases located in Kentucky and West Virginia (the “Leases”).

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

At the preliminary closing, the buyer provided to the Sellers a description of title defects attributable to the Leases. The parties estimated that the extent of title defects was less than the twenty percent (20%) threshold provided in the PSA that would have permitted either buyer or Sellers to terminate the transaction.

A final closing is scheduled to occur in the second quarter of 2015 at which time the Sellers’ will present to the buyer curative work. The buyer may accept or reject the Sellers’ curative work or may accept or reject substitute acreage. If the buyer does not accept Sellers’ curative work or substitute acreage, a downward revision of the purchase price will occur.

In February 2014, Nytis LLC entered into a participation agreement with Liberty that allowed Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

In addition, in 2014, pursuant to the participation agreement, Liberty paid Nytis LLC approximately $2.8 million for a forty percent (40%) working interest in the covered leases and additional leases acquired post-closing. In accordance with the agreement, Liberty will pay a disproportionate percentage of the costs associated with drilling and completing 20 wells on the covered leases.

The participation agreement also provided for the reservation by Nytis LLC of an overriding royalty interest with respect to covered leases that include an agreed upon minimum net revenue interest.

Following the drilling of these 20 wells, Nytis LLC and Liberty will pay their respective costs on a basis proportionate to their working interests. As of March 31, 2015, Liberty had participated in drilling of six horizontal wells pursuant to this agreement.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014.

The following discussion and analysis relates to items that have affected our results of operations for the three months ended March 31, 2015 and 2014. The following table sets forth, for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information under “Forward Looking Statements” below.

	Three Months Ended
	March 31,		Percent
(in thousands, except production and per unit data)	2015	2014	Change
Revenue:
Oil and natural gas revenues	$3,136	$6,096	(49%)
Commodity derivative gain (loss)	206	(490)	*
Other income	51	91	(44%)
Total revenues	3,393	5,697	(40%)

Expenses:
Lease operating expenses	835	897	(7%)
Transportation costs	398	484	(18%)
Production and property taxes	199	444	(55%)
General and administrative	1,875	1,589	18%
Depreciation, depletion and amortization	645	764	(16%)
Accretion of asset retirement obligations	31	29	7%
Total expenses	3,983	4,207	(5%)

Operating (loss) income	$(590)	$1,490	*

Other income and (expense):
Interest expense	$(44)	$(119)	(63%)
Equity investment income	1	3	(67%)
Total other income and (expense)	$(43)	$(116)	(62%)

Production data:
Natural gas (Mcf)	518,184	557,950	(7%)
Oil and liquids (Bbl)	29,690	32,621	(9%)
Combined (Mcfe)	696,324	753,676	(8%)

Average prices before effects of hedges:
Natural gas (per Mcf)	$3.12	$5.36	(42%)
Oil and liquids (per Bbl)	$51.14	$95.22	(46%)
Combined (per Mcfe)	$4.50	$8.09	(44%)

Average prices after effects of hedges**:
Natural gas (per Mcf)	$3.42	$4.68	(27%)
Oil and liquids (per Bbl)	$52.93	$91.73	(42%)
Combined (per Mcfe)	$4.80	$7.44	(35%)

Average costs (per Mcfe):
Lease operating expenses	$1.20	$1.19	1%
Transportation costs	$0.57	$0.64	(11%)
Production and property taxes	$0.29	$0.59	(51%)
Depreciation, depletion and amortization	$0.93	$1.01	(8%)

*	Not meaningful or applicable
**	Includes realized and unrealized commodity derivative gains

Oil and natural gas revenues- Revenues from sales of oil and natural gas decreased 49% to approximately $3.1 million for the three months ended March 31, 2015 from approximately $6.1 million for the three months ended March 31, 2014. This decrease was primarily due to a 46% and a 42% decrease in oil and natural gas prices, respectively. Oil and natural gas sales volumes for the quarter ended March 31, 2015 decreased over the same period in 2014 by 9% and 7%, respectively. The declines in production are primarily attributed to normal natural production declines and less production attributable to newly drilled wells compared to the same period in 2014.

Commodity derivative gains and losses- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed price swap contracts when our management believes that available futures prices for our oil and natural gas production are sufficient to warrant hedging to ensure predicable cash flows for certain of the Company’s production. Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-markets gains or losses are currently recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts. For the three months ended March 31, 2015 and 2014, we had hedging gains of approximately $206,000 and hedging losses of approximately $490,000, respectively.

Lease operating expenses- Lease operating expenses for the three months ended March 31, 2015 decreased 7% compared to the three months ended March 31, 2014. On a per Mcfe basis, lease operating expenses increased from $1.19 per Mcfe for the three months ended March 31, 2014 to $1.20 per Mcfe for the three months ended March 31, 2015.

Transportation costs- Transportation costs for the three months ended March 31, 2015 decreased 18% compared to the three months ended March 31, 2014. This decrease is primarily attributed to a decrease in natural gas production and a prior period credit. On a per Mcfe basis, these expenses decreased from $0.64 per Mcfe for the three months ended March 31, 2014 to $0.57 per Mcfe for the three months ended March 31, 2015.

Production and property taxes- Production and property taxes decreased from approximately $444,000 for the three months ended March 31, 2014 to approximately $199,000 for the three months ended March 31, 2015. This decrease is primarily attributed to decreased oil and natural gas revenues. Production taxes, which average approximately 4.4% for the Company, are generally calculated as a percentage of sales revenues. Ad valorem tax rates, which can fluctuate by year, are determined by individual counties where the Company has production and are assessed on the Company’s sales revenues one or two years in arrears depending on the location of the production. On a per Mcfe basis, these expenses decreased from $0.59 per Mcfe for the three months ended March 31, 2014 to $0.29 per Mcfe for the three months ended March 31, 2015.

Depreciation, depletion and amortization (DD&A)- DD&A decreased from approximately $764,000 for the three months ended March 31, 2014 to approximately $645,000 for the three months ended March 31, 2015 primarily due to a decrease in the depletion rate and a decrease in oil and gas production. The decrease in the depletion rate is primarily attributed to a reduction in the depletable asset base caused by the proceeds from the sale of oil and gas assets in the fourth quarter of 2014. On a per Mcfe basis, DD&A decreased from $1.01 per Mcfe for the three months ended March 31, 2014 to $0.93 per Mcfe for the three months ended March 31, 2015.

General and administrative expenses- General and administrative expenses increased from approximately $1.6 million for the three months ended March 31, 2014 to approximately $1.9 million for the three months ended March 31, 2015. The increase in general and administrative expenses is primarily attributed to personnel related costs, costs associated with the sale of the Company’s deep rights in certain leases located in Kentucky and West Virginia and costs associated with potential acquisition opportunities.

	Three Months Ended March 31,
(in thousands)	2015	2014	Increase

Stock-based compensation	$331	$321	$10
Other general and administrative expenses	1,544	1,268	276
General and administrative expense, net	$1,875	$1,589	$286

Interest expense - Interest expense decreased from approximately $119,000 for the three months ended March 31, 2014 to approximately $44,000 for the three months ended March 31, 2015 primarily due to lower outstanding debt balances. In December 2014, the Company reduced its outstanding debt by approximately $12.3 million with proceeds from the sale of its deep rights in certain leases in Kentucky and West Virginia.

Liquidity and Capital Resources

Our exploration, development, and acquisition activities require us to make significant operating and capital expenditures. Historically, we have used cash flow from operations and our bank credit facility as our primary sources of liquidity, and, on occasion, we have engaged in asset monetization transactions.

Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations. We employ a commodity hedging strategy in an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of March 31, 2015, we have outstanding natural gas hedges of 530,000 MMBtu for the remainder of 2015 at an average price of $4.05 per MMBtu and 40,000 MMBtu for 2016 at an average price of $4.20 per MMBtu in addition to oil hedges of 5,000 barrels for the remainder of 2015 at an average price of $94.80 per barrel. This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2015 and 2016. However, future hedging activities may result in reduced income or even financial losses to us. See “Risk Factors— The use of derivative instruments used in hedging arrangements could result in financial losses or reduce income,” in our Annual Report on Form 10-K for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. As of March 31, 2015, our derivative counterparty was party to our credit facility, or its affiliates.

The other primary source of liquidity is our credit facility (described below), which had an aggregate borrowing base of $20.0 million of which approximately $17.1 million was available as of March 31, 2015. This facility is used to fund operations, capital programs and acquisitions and to refinance debt, as needed and if available. The credit facility is secured by substantially all of our assets and matures in May 2017. See—“Bank Credit Facility” below for further details. We had $2.9 million drawn on our credit facility as of March 31, 2015.

Our ability to access the debt and equity capital markets on economical terms is affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

We believe we are well positioned for the current economic environment due to our low level of debt relative to our cash flow, access to undrawn debt capacity, our large inventory of drilling locations and acreage position, minimal capital expenditure obligations and our status as a low cost operator. We expect that our net cash provided by operating activities may be adversely affected by continued low commodity prices. We believe that our expected future cash flows provided by operating activities and the $17.1 million of additional borrowing capacity available under our credit facility as of March 31, 2015 will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures (other than the potential acquisition of additional oil and natural gas properties), and our contractual obligations. However, if our revenue and cash flow decrease in the future as a result of a deterioration in domestic and global economic conditions or the continuation of the recent significant decline in oil and natural gas prices, we may elect to reduce our planned capital expenditures. We believe that our financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate. See“Risk Factors,”in our Annual Report filed on Form 10-K with the SEC for a discussion of the risks and uncertainties that affect our business and financial and operating results.

Bank Credit Facility

Nytis LLC has a bank credit facility which consists of a $50.0 million credit facility (the “Credit Facility”) with Bank of Oklahoma. The Credit Facility will mature in May 2017 and is guaranteed by Nytis USA and Carbon. Our availability under the Credit Facility is governed by a borrowing base (the “Borrowing Base”), which at March 31, 2015 was $20.0 million. The determination of the Borrowing Base is made by the lender in its sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and natural gas properties in accordance with the lender’s customary practices for oil and natural gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. The next redetermination of the Borrowing Base is expected to occur in the latter part of May 2015. In addition to the semi-annual redeterminations, Nytis LLC and the lender each have discretion at any time, but not more often than once during a calendar year, to have the Borrowing Base redetermined.

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

Of the $50.0 million total nominal amount under the Credit Facility, Bank of Oklahoma holds 100% of the total commitments. As of March 31, 2015 there was approximately $2.9 million in borrowings under the Credit Facility. The Company’s effective borrowing rate at March 31, 2015 was approximately 3.3%.

In addition, the Credit Facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements and agreements designated to protect the Company against changes in interest and currency exchange rates. The maximum amount of credit on this line is $9.5 million.

Historical Cash Flow

Net cash provided by or (used in) operating, investing and financing activities for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,
(in thousands)	2015	2014

Net cash (used in) provided by operating activities	$(218)	$3,088
Net cash used in investing activities	$(966)	$(215)
Net cash provided by (used in) financing activities	$749	$(953)

Net cash (used in) provided by operating activities decreased approximately $3.3 million for the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014, primarily due to a 46% and 42% decrease in oil and natural gas prices, respectively.

Net cash used in investing activities is primarily comprised of acquisition, exploration and development of oil and natural gas properties, net of dispositions of oil and natural gas properties. The increase in net cash used in investing activities of approximately $751,000 for the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014 was primarily due to net proceeds of approximately $2.0 million received in the first quarter of 2014 from the sale of oil and gas properties, offset by capital expenditures of approximately $2.2 million for the quarter. The Company’s capital expenditures of approximately $1.2 million for the first quarter in 2015 were lower compared to the first quarter of 2014 due to the Company scaling down the drilling and development program of its oil properties due to the decline in the oil prices.

The increase in financing cash flows of approximately $1.7 million for the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014 was primarily due to reducing of the Company’s Credit Facility by approximately $1.4 million in the first quarter in 2014 by utilizing a portion of the proceeds received in the first quarter of 2014 from the sale of oil and gas properties.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2015 and 2014 are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2015	2014

Unevaluated property acquisitions	$136	$428
Drilling and development	860	1,744
Pipeline and facilities	234	-
Other	7	44
Total capital expenditures	$1,237	$2,216

Capital expenditures presented in the table above represent cash used for capital expenditures.

Due to expected higher rate of return on invested capital on oil wells versus natural gas wells, the Company’s capital expenditure program has, since 2012, focused principally on the development of its oil prospects. In addition, we managed our capital expenditures by keeping our exploration and development capital spending near our cash flows. Other factors impacting the level of our capital expenditures include oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, general economic and market conditions, and weather disruptions. Due to the decline of oil and natural gas prices during the first quarter of 2015, the Company scaled down its drilling program to manage and optimize its utilization of capital expenditures.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2015, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements, (ii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as natural gas transportation commitments and (iii) oil and natural gas physical delivery contracts that are not expected to be net cash settled and are considered to be normal sales contracts and not derivatives. We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Non-GAAP Measures

EBITDA and Adjusted EBITDA

“EBITDA” and “Adjusted EBITDA” are non-GAAP financial measures. We define EBITDA as net income (loss) before interest expense, taxes, depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA prior to accretion of asset retirement obligations, ceiling test write downs of oil and gas properties, non-cash stock-based compensation expense and the gain or loss on sold investments or properties. EBITDA and Adjusted EBITDA is consolidated including non-controlling interests and as used and defined by us, may not be comparable to similarly titled measures employed by other companies and are not measures of performance calculated in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flow provided by or used in operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. EBITDA and Adjusted EBITDA provide no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, and working capital movement or tax position. EBITDA and Adjusted EBITDA do not represent funds available for discretionary use because those funds are required for debt service, capital expenditures, working capital, income taxes, franchise taxes, exploration expenses, and other commitments and obligations. However, our management team believes EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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

The following table represents a reconciliation of our net earnings (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
(in thousands)	2015	2014

Net (loss) income	$(659)	$1,374

Adjustments:
Interest expense	44	119
Depreciation, depletion and amortization	645	764
EBITDA	30	2,257

Adjusted EBITDA
EBITDA	30	2,257
Adjustments:
Non-cash stock-based compensation	331	321
Accretion of asset retirement obligations	31	29
Adjusted EBITDA	$392	$2,607

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), we have evaluated under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow such persons to make timely decisions regarding required disclosures.

Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth the information with respect to the unregistered sale of equity securities that occurred during the quarter ended March 31, 2015 or subsequently, and have not been reported on a current report on Form 8-K or other report filed with the Securities and Exchange Commission.

On January 1, 2015, pursuant to its 2011 Stock Incentive Plan, the Company granted 420,000 restricted shares to its non-employee directors. On April 8, 2015, pursuant to its 2011 Stock Incentive Plan, the Company granted 520,000 restricted shares to its non-officer employees. To the extent these stock grants constituted a sale of equity securities, the Company relied on Sections 4(a)(2) of the Securities Act of 1933 for these stock grants. No commissions or other remuneration were paid in connection with these stock grants.

ITEM 6. Exhibits

Exhibit No.	Description

3(i)(a)	Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on May 5, 2011.
3(i)(b)	Amended and Restated Certificate of Designation with respect to Series A Convertible Preferred Stock of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed July 6, 2011.
3(i)(c)	Certificate of Amendment to Certificate of Incorporation of Carbon Natural Gas Company, Incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on July 19, 2011.
3(ii)	Amended and Restated Bylaws of St. Lawrence Seaway Corporation, incorporated by reference to exhibit 3(ii) to Form 8-K/A for St. Lawrence Seaway Corporation filed on March 31, 2011.
10.1	Form of Restricted Stock Agreement (Officer) pursuant to the Carbon Natural Gas Company 2011 Stock Incentive Plan, as amended, incorporated by reference to exhibit 10.1 to Form 8-K for Carbon Natural Gas Company filed on April 9, 2015.
10.2*	Carbon Natural Gas Company 2015 Annual Incentive Plan.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e).
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith
†	Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON NATURAL GAS COMPANY
(Registrant)

Date: May 14, 2015	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
Chief Executive Officer

Date: May 14, 2015	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer

