Form 10-Q
period 2015-06-30
Carbon Natural Gas Co
filed 2015-08-13
CIK 86264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2015 or

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

At August 11, 2015, there were 108,158,780 issued and outstanding shares of the Company’s common stock, $0.01 par value.

Carbon Natural Gas Company

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CARBON NATURAL GAS COMPANY

Consolidated Balance Sheets

	June 30,	December 31,
(in thousands)	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$575	$1,132
Accounts receivable:
Revenue	1,484	2,287
Joint interest billings and other	479	1,038
Commodity derivative asset	557	1,322
Prepaid expense, deposits and other current assets	216	141
Total current assets	3,311	5,920

Property and equipment (note 4):
Oil and gas properties, full cost method of accounting:
Proved, net	31,349	30,698
Unevaluated	2,895	2,789
Other property and equipment, net	239	304
	34,483	33,791

Investments in affiliates (note 5)	1,008	1,009
Other long-term assets	374	911

Total assets	$39,176	$41,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$6,061	$7,792
Firm transportation contract obligations (note 12)	446	487
Total current liabilities	6,507	8,279

Non-current liabilities:
Firm transportation contract obligations (note 12)	633	852
Asset retirement obligation (note 2)	3,031	2,968
Notes payable (note 6)	2,800	2,100
Total non-current liabilities	6,464	5,920

Commitments (note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 1,000,000 shares,
no shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Common stock, $0.01 par value; authorized 200,000,000 shares, 108,158,780 and 106,875,447 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,081	1,069
Additional paid-in capital	53,847	53,160
Accumulated deficit	(31,643)	(29,832)
Total Carbon stockholders’ equity	23,285	24,397
Non-controlling interests	2,920	3,035
Total stockholders’ equity	26,205	27,432

Total liabilities and stockholders’ equity	$39,176	$41,631

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2015	2014	2015	2014

Revenue:
Oil and gas	$2,833	$5,951	$5,969	$12,047
Commodity derivative (loss) gain	(59)	(278)	147	(768)
Other (loss) income	(33)	81	18	172
Total revenue	2,741	5,754	6,134	11,451

Expenses:
Lease operating expenses	778	839	1,613	1,736
Transportation costs	357	407	755	891
Production and property taxes	230	426	429	870
General and administrative	1,791	1,330	3,666	2,919
Depreciation, depletion and amortization	696	728	1,341	1,492
Accretion of asset retirement obligations	32	29	63	58
Total expenses	3,884	3,759	7,867	7,966

Operating (loss) income	(1,143)	1,995	(1,733)	3,485

Other income and (expense):
Interest expense	(53)	(128)	(97)	(247)
Other	(11)	-	(36)	-
Equity investment income (loss)	(2)	2	(1)	5
Total other expense	(66)	(126)	(134)	(242)

Income before income taxes	(1,209)	1,869	(1,867)	3,243

Provision for income taxes	-	-	-	-

Net (loss) income before non-controlling interests	(1,209)	1,869	(1,867)	3,243

Net (loss) income attributable to non-controlling interests	(28)	63	(56)	154

Net (loss) income attributable to controlling interest	$(1,181)	$1,806	$(1,811)	$3,089

Net (loss) income per common share:
Basic	$(0.01)	$0.02	$(0.02)	$0.03
Diluted	$(0.01)	$0.02	$(0.02)	$0.03
Weighted average common shares outstanding:
Basic	107,166	111,964	106,554	112,489
Diluted	107,166	117,030	106,554	117,556

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

			Additional	Non-		Total
	Common Stock		Paid-in	Controlling	Accumulated	Stockholders’
	Shares	Amount	Capital	Interests	Deficit	Equity

Balances, December 31, 2014	106,875	$1,069	$53,160	$3,035	$(29,832)	$27,432

Stock-based compensation	-	-	699	-	-	699

Restricted stock vested	1,284	12	(12)	-	-	-

Non-controlling interest distributions, net	-	-	-	(59)	-	(59)

Net loss	-	-	-	(56)	(1,811)	(1,867)
Balances, June 30, 2015	108,159	$1,081	$53,847	$2,920	$(31,643)	$26,205

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2015	2014

Cash flows from operating activities:
Net (loss) income	$(1,867)	$3,243
Items not involving cash:
Depreciation, depletion and amortization	1,341	1,492
Accretion of asset retirement obligations	63	58
Unrealized derivative loss	764	266
Stock-based compensation expense	699	711
Equity investment loss (income)	1	(5)
Net change in:
Accounts receivable	1,446	(643)
Prepaid expenses, deposits and other current assets	(75)	(61)
Accounts payable, accrued liabilities and firm transportation contract obligations	(1,723)	662
Net cash provided by operating activities	649	5,723

Cash flows from investing activities:
Development of properties and equipment	(2,343)	(5,685)
Proceeds from sale of oil and gas properties	42	2,338
Other long-term assets	454	25
Net cash used in investing activities	(1,847)	(3,322)

Cash flows from financing activities:
Purchase of common stock	-	(3,261)
Proceeds from notes payable	1,100	4,800
Payments on notes payable	(400)	(2,850)
Distributions to non-controlling interests	(59)	(138)
Net cash provided by (used in) financing activities	641	(1,449)

Net (decrease) increase in cash and cash equivalents	(557)	952

Cash and cash equivalents, beginning of period	1,132	243

Cash and cash equivalents, end of period	$575	$1,195

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of June 30, 2015, the Company’s results of operations for the three and six months ended June 30, 2015 and 2014 and the Company’s cash flows for the six months ended June 30, 2015 and 2014. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, the unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2014 filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

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

For the three and six months ended June 30, 2015 and 2014, the Company did not recognize a ceiling test impairment as the Company’s full cost pool did not exceed the ceiling limitations. In December 2014, proceeds from the sale of the Company’s interests in certain leases in Kentucky and West Virginia below the Clinton Formation, referred to as the Deep Rights, were credited to the Company’s full cost pool, which decreased the Company’s net book value of its full cost pool while increasing its ceiling test cushion. Future declines in oil and natural gas prices, and increases in future operating expenses and future development costs could result in impairments of our oil and gas properties in future periods. Because the ceiling test uses the previous twelve month period average commodity price, the effects of declining prices since mid-2014 will have greater impact on the average price used to value our reserves which will lower the ceiling test value in future quarters and may result in an impairment of our oil and gas properties. The effects of price declines will continue to impact the ceiling test value until such time the prices stabilize or improve. Impairment charges are a non-cash charge and accordingly, would not affect cash flow, but would adversely affect our net income and stockholders’ equity.

Note 2 – Summary of Significant Accounting Policies (continued)

Investments in Affiliates

Investments in non-consolidated affiliates are accounted for under either the equity or cost method of accounting as appropriate. The cost method of accounting is used for investments in affiliates in which the Company has less than 20% of the voting interests of a corporate affiliate or less than a 5% interest in a partnership or limited liability company and does not have significant influence. Investments in non-consolidated affiliates, accounted for using the cost method of accounting, are recorded at cost and an impairment assessment of each investment is made annually to determine if a decline in the fair value of the investment, other than temporary, has occurred. A permanent impairment is recognized if a decline in the fair value occurs. If the Company holds between 20% and 50% of the voting interest in a non-consolidated corporate affiliate or greater than a 5% interest in a partnership or limited liability company and exercises significant influence or control, the equity method of accounting is used to account for the investment. The Company’s investment in an affiliate that is accounted for using the equity method of accounting, increases or decreases by the Company’s share of the affiliate’s profits or losses and such profits or losses are recognized in the Company’s Consolidated Statements of Operations. The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has occurred. The amount of the impairment is based on quoted market prices, where available, or other valuation techniques.

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

The following table is a reconciliation of the ARO for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(in thousands)	2015	2014
Balance at beginning of period	$2,968	$2,699
Accretion expense	63	58
Additions during period	-	60

Balance at end of period	$3,031	$2,817

Earnings (Loss) Per Common Share

Basic earnings or loss per common share is computed by dividing the net income or loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. The shares of restricted common stock granted to certain officers and employees of the Company are included in the computation of basic net income or loss per share only after the shares become fully vested. Diluted earnings per common share includes both the vested and unvested shares of restricted stock and the potential dilution that could occur upon exercise of options and warrants to acquire common stock, computed using the treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period).

Note 2 – Summary of Significant Accounting Policies (continued)

The following table sets forth the calculation of basic and diluted (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2015	2014	2015	2014

Net (loss) income	$(1,181)	$1,806	$(1,811)	$3,089

Basic weighted-average common shares outstanding during the period	107,166	111,964	106,554	112,489

Add dilutive effects of stock options, warrants and
non-vested shares of restricted stock	-	5,066	-	5,067

Diluted weighted-average common shares outstanding during the period	107,166	117,030	106,554	117,556

Basic net (loss) income per common share	$(0.01)	$0.02	$(0.02)	$0.03
Diluted net (loss) income per common share	$(0.01)	$0.02	$(0.02)	$0.03

For the three and six months ended June 30, 2015, the Company had a net loss and therefore, the diluted net loss per share calculation excluded the anti-dilutive effect of approximately 250,000 stock options and warrants and approximately 5.0 million nonvested shares of restricted stock in each period, respectively. Approximately 6.3 million restricted performance units, in each period respectively, subject to future contingencies are excluded from the basic and diluted loss per share. For the three and six months ended June 30, 2014, the diluted income per common share calculation excludes the dilutive effect of approximately 250,000 warrants that were out-of-the-money and approximately 4.7 million restricted performance units, subject to future contingencies, were excluded from the basic and diluted income per share in each respective period.

Note 3– Acquisitions and Dispositions

On December 15, 2014, Nytis LLC together with Liberty Energy LLC (the “Sellers”), completed a preliminary closing in accordance with a Purchase and Sale Agreement (the “PSA”) entered into on October 15, 2014 for the sale of a portion of Nytis LLC’s interest in rights below the base of the Clinton Formation (the “Deep Rights”) underlying certain oil and gas leases located in Kentucky and West Virginia.

Pursuant to the PSA, the Sellers reserved (i) a minority working interest in the Deep Rights, (ii) an overriding royalty interest in certain of the Deep Rights and (iii) all rights from the surface to the base of the Clinton formation underlying the leases. In connection with the preliminary closing of this transaction, Nytis LLC received approximately $12.4 million.

On June 5, 2015, the final closing was completed. In connection with the final closing of this transaction, Nytis LLC received an additional $42,000 in cash.

Note 4 – Property and Equipment

Net property and equipment as of June 30, 2015 and December 31, 2014 consists of the following:

(in thousands)	June 30, 2015	December 31, 2014

Oil and gas properties:
Proved oil and gas properties	$97,152	$95,233
Unproved properties not subject to depletion	2,895	2,789
Accumulated depreciation, depletion, amortization and impairment	(65,803)	(64,535)
Net oil and gas properties	34,244	33,487

Furniture and fixtures, computer hardware and software, and other equipment	818	1,131
Accumulated depreciation and amortization	(579)	(827)
Net other property and equipment	239	304

Total net property and equipment	$34,483	$33,791

As of June 30, 2015 and December 31, 2014, the Company had approximately $2.9 million and $2.8 million, respectively, of unproved oil and gas properties not subject to depletion. The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties. The excluded properties are assessed for impairment at least annually. Subject to industry conditions, evaluation of most of these properties and the inclusion of their costs in amortized capital costs is expected to be completed within five years.

Note 4 – Property and Equipment (continued)

During the six months ended June 30, 2015 and 2014, the Company capitalized general and administrative expenses applicable to development and exploration activities of approximately $288,000 and $258,000, respectively.

Depletion expense related to oil and gas properties for the three and six months ended June 30, 2015 was approximately $661,000, or $1.07 per Mcfe, and approximately $1.3 million, or $0.97 per Mcfe, respectively. For the three and six months ended June 30, 2014, depletion expense was approximately $689,000 and $1.4 million, respectively, or $0.97 per Mcfe for each period.

Depreciation and amortization expense related to furniture and fixtures, computer hardware and software and other equipment for the three months ended June 30, 2015 and 2014 was approximately $35,000 and $39,000, respectively and for the six months ended June 30, 2015 and 2014 was approximately $72,000 and $78,000, respectively.

Note 5 – Equity Method Investment

The Company has a 50% interest in Crawford County Gas Gathering Company, LLC (“CCGGC”) which owns and operates pipelines and related gathering and treating facilities. The Company’s gas production located in Illinois is gathered and transported on CCGGC’s gathering facilities. The Company’s investment in CCGGC is accounted for under the equity method of accounting, and its share of the income or loss is recognized. For the six months ended June 30, 2015 and 2014, the Company recorded equity investment loss of approximately $1,000 and income of $5,000, respectively, related to its investment in CCGGC.

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

At June 30, 2015, there were approximately $2.8 million in outstanding borrowings and approximately $17.2 million of additional borrowing capacity available under the credit facility. The Company’s effective borrowing rate at June 30, 2015 was approximately 2.8%. The credit facility is collateralized by substantially all of the Company’s oil and gas assets. The credit facility includes terms that place limitations on certain types of activities including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, merger and acquisitions, and the payment of dividends. The credit facility requires satisfaction of a minimum current ratio (the ratio of current assets (including borrowing base capacity) to current liabilities as defined) of 1.0 to 1.0 and a maximum funded debt ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges)) for the most recently completed fiscal quarter times four of 4.25 to 1.0 as of the end of any fiscal quarter.

The Company is in compliance with all covenants associated with the credit agreement as of June 30, 2015.

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

At June 30, 2015, the Company has established a full valuation allowance against the balance of net deferred tax assets.

Note 8 – Stockholders’ Equity

Authorized and Issued Capital Stock

As of June 30, 2015, the Company had 200,000,000 shares of common stock authorized with a par value of $0.01 per share, of which 108,158,780 were issued and outstanding. The Company also had 1,000,000 shares of preferred stock authorized with a par value of $0.01 per share, none of which were issued and outstanding. During the first six months of 2015, the increase in the Company’s issued and outstanding common stock was a result of the vesting of restricted stock during the period.

Equity Plans Prior to Merger

Pursuant to the merger of Nytis USA with and into the Company in 2011, all options, warrants and restricted stock were adjusted to reflect the conversion ratio used in the merger. As of June 30, 2015, the Company has approximately 163,000 options outstanding and exercisable, 250,000 warrants outstanding and exercisable and approximately 979,000 shares of common stock outstanding that are subject to restricted stock agreements.

Nytis USA Restricted Stock Plan

As of June 30, 2015, there were approximately 979,000 shares of restricted stock issued under the Nytis USA Restricted Stock Plan (“Nytis USA Plan”). The Company accounted for these grants at their intrinsic value. From the date of the grant through March 31, 2013, the Company estimated that none of these shares would vest and accordingly, no compensation cost had been recorded through March 31, 2013.

In June 2013, the vesting terms of these restricted stock grants were modified so that 25% of the shares would vest on the first of January from 2014 through 2017. As such, the Company is recognizing compensation expense for these restricted stock grants based on the fair value of the shares on the date the vesting terms were modified. Compensation costs recognized for these restricted stock grants were approximately $84,000 for the three months ended June 30, 2015 and 2014 and approximately $167,000 for the six months ended June 30, 2015 and 2014. As of June 30, 2015, there was approximately $503,000 of unrecognized compensation costs related to these restricted stock grants which the Company expects will be recognized ratably over the next 1.5 years.

Carbon Stock Incentive Plans

The Company has two stock plans, the Carbon 2011 and 2015 Stock Incentive Plans (collectively the “Carbon Plans”). The Carbon Plans were approved by the shareholders of the Company and in the aggregate provide for the issuance of 22.0 million shares of common stock to Carbon’s officers, directors, employees or consultants eligible to receive these awards under the Carbon Plans.

The Carbon Plans provide for granting Director Stock Awards to Non-Employee Directors and for granting Incentive Stock Options, Non-qualified Stock Options, Restricted Stock Awards, Performance Awards and Phantom Stock Awards, or a combination of the foregoing as is best suited to the circumstances of the particular employee, officer, director or consultant.

Note 8 – Stockholders’ Equity (continued)

Restricted Stock

During the six months ended June 30, 2015, approximately 1.7 million shares of restricted stock were granted under the terms of the Carbon Plans in addition to approximately 4.8 million shares granted during previous years. For employees, these restricted stock awards vest ratably over a three-year service period. For non-employee directors, the awards vest upon the earlier of a change in control of the Company or the date their membership on the Board of Directors is terminated other than for cause. The Company recognizes compensation expense for these restricted stock grants based on the estimated grant date fair value of the shares, amortized ratably over three years for employee awards (based on the required service period for vesting) and seven years for non-employee director awards (based on a market survey of the average tenure of directors among U.S. public companies). As of June 30, 2015, approximately 2.6 million of these restricted stock grants have vested.

Compensation costs recognized for these restricted stock grants were approximately $199,000 and $220,000 for the three months ended June 30, 2015 and 2014, respectively and approximately $359,000 and $371,000 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was approximately $1.7 million of unrecognized compensation costs related to these restricted stock grants. This cost is expected to be recognized over the next 6.5 years.

Restricted Performance Units

As of June 30, 2015, approximately 6.4 million shares of restricted performance units have been granted under the terms of the Carbon Plans. The performance units represent a contractual right to receive one share of the Company’s common stock subject to the terms and conditions of the agreements including the achievement of the price of the Company’s stock, net asset value per share, net production per share and adjusted EBITDA (defined as net income (loss) before interest expense, taxes, depreciation, depletion, amortization, accretion of asset retirement obligations, ceiling test write downs of oil and gas properties and the gain or loss on sold investments or properties) per share relative to a defined peer group and the lapse of forfeiture restrictions pursuant to the terms and conditions of the agreements, including for certain of the grants, the requirement of continuous employment by the grantee prior to a change in control of the Company. Based on the relative achievement of performance, approximately 6.3 million restricted performance units are outstanding as of June 30, 2015.

The Company accounts for the performance units granted during 2012, 2014 and 2015 at their fair value determined at the date of grant. The final measurement of compensation cost will be based on the number of performance units that ultimately vest. At June 30, 2015, the Company estimated that none of the performance units granted in 2012, 2014 and 2015 would vest due to change in control and other performance provisions and accordingly, no compensation cost has been recorded. As of June 30, 2015, if change in control provisions pursuant to the terms and conditions of the agreements are met in full, the estimated unrecognized compensation cost related to the performance units granted in 2012, 2014 and 2015 would be approximately $3.1 million.

The performance units granted in 2013 contain specific vesting provisions, no change in control provisions nor any performance conditions other than stock price performance. Due to different vesting requirements compared to the performance units granted in 2012, 2014 and 2015, the Company recognizes compensation expense for the performance units granted in 2013 based on the grant date fair value of the performance units, amortized ratably over three years (the performance period). The fair value of the performance units granted in 2013 was estimated using a Monte Carlo simulation (“MCS”) valuation model using the following key assumptions: no expected dividends, volatility of our stock and those of defined peer companies used to determine our performance relative to the defined peer group, a risk free interest rate and an expected life of three years. Compensation costs recognized for these performance unit grants were approximately $86,000 for the three months ended June 30, 2015 and 2014 and approximately $173,000 for the six months ended June 30, 2015 and 2014. As of June 30, 2015, there was approximately $300,000 of unrecognized compensation costs related to performance units granted in 2013. These costs are expected to be recognized over the next year.

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2015 and December 31, 2014 consist of the following:

	June 30,	December 31,
(in thousands)	2015	2014

Accounts payable	$520	$742
Oil and gas revenue payable to oil and gas property owners	1,273	1,296
Production taxes payable	87	132
Drilling advances received from joint venture partner	2,225	2,354
Accrued drilling costs	-	166
Accrued lease operating costs	66	74
Accrued ad valorem taxes	919	1,194
Accrued general and administrative expenses	716	1,247
Accrued income taxes payable	77	377
Other accrued liabilities	178	210
Total accounts payable and accrued liabilities	$6,061	$7,792

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 by level within the fair value hierarchy:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2015
Assets:
Commodity derivatives	$-	$557	$-	$557

December 31, 2014
Assets:
Commodity derivatives	$-	$1,322	$-	$1,322

As of June 30, 2015, the Company’s commodity derivative financial instruments are comprised of four natural gas swap agreements and one oil swap agreement. The fair values of the swap agreements are determined under the income valuation technique using a discounted cash flow model. The valuation model requires a variety of inputs, including contractual terms, published forward prices, volatilities for options, and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, the Company’s credit worthiness and the time value of money. The consideration of these factors resulted in an estimated exit-price for each derivative asset or liability under a market place participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy. The counterparty in all of the Company’s commodity derivative financial instruments is the lender in the Company’s bank credit facility.

Note 10 – Fair Value Measurements (continued)

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

The fair value of the following liabilities measured and recorded at fair value on a non-recurring basis are based on unobservable pricing inputs and therefore, are included within the Level 3 fair value hierarchy.

The Company uses the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money. During the six months ended June 30, 2015 and 2014, the Company recorded asset retirement obligations for additions of approximately nil and $60,000, respectively. See Note 2 for additional information.

Note 11 – Physical Delivery Contracts and Gas Derivatives

The Company has historically used commodity-based derivative contracts to manage exposure to commodity prices on certain of its oil and natural gas production. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company also enters into oil and natural gas physical delivery contracts to effectively provide price hedges. Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. Therefore these contracts are not recorded at fair value in the Consolidated Financial Statements.

At June 30, 2015, the Company has a fixed price contract requiring physical deliveries for approximately 530 Bbl/month at an average sales price of $96.75 per barrel from July through August 2015. The Company’s other physical oil and gas sales contracts provide for sale prices at regional market index prices.

The Company’s swap agreements as of June 30, 2015 are summarized in the table below:

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

The following table summarizes the fair value of the derivatives recorded in the Consolidated Balance Sheets. These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	June 30, 2015	December 31, 2014
Commodity derivative contracts:
Current assets	$557	$1,322

Note 11 – Physical Delivery Contracts and Gas Derivatives (continued)

The table below summarizes the realized and unrealized gains and losses related to the Company’s derivative instruments for the three and six months ended June 30, 2015 and 2014. These realized and unrealized gains and losses are recorded and included in commodity derivative gain or loss in the accompanying Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Commodity derivative contracts:
Realized gains (losses)	$359	$(245)	$911	$(502)
Unrealized losses	(418)	(33)	(764)	(266)

Total realized and unrealized (losses) gains, net	$(59)	$(278)	$147	$(768)

Realized gains and losses are included in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows.

The counterparty in all of the Company’s derivative instruments is the lender in the Company’s bank credit facility. Accordingly, the Company is not required to post collateral since the bank is secured by the Company’s oil and gas assets. The Company nets its derivative instrument fair value amounts executed with its counterparty pursuant to an ISDA master agreement, which provides for the net settlement over the term of the contract and in the event of default or termination of the contract. The following table summarizes the location and fair value amounts of all derivative instruments in the Consolidated Balance Sheet as of June 30, 2015, as well as the gross recognized derivative assets, liabilities and amounts offset in the Consolidated Balance Sheet:

			Net
	Gross		Recognized
	Recognized	Gross	Fair Value
	Assets/	Amounts	Assets/
Balance Sheet Classification	Liabilities	Offset	Liabilities
(in thousands)
Commodity derivative assets:
Current derivative asset	$557	$-	$557
Total derivative assets	$557	$-	$557

Due to the volatility of oil and gas prices, the estimated fair value of the Company’s derivatives are subject to large fluctuations from period to period.

Note 12 – Commitments

The Company has entered into long-term firm transportation contracts to ensure the transport of certain gas production to its purchasers. Firm transportation volumes and the related demand charges for the remaining term of these contracts at June 30, 2015 are summarized in the table below.

Period	Dekatherms per day	Demand Charges
Jul 2015 - Oct 2015	5,950	$0.20 - $0.65
Nov 2015 - Apr 2018	4,450	$0.20 - $0.65
May 2018 - May 2020	2,150	$0.20
Jun 2020 - May 2036	1,000	$0.20

A liability of approximately $1.1 million related to firm transportation contracts assumed in a 2011 asset acquisition, which represents the remaining commitment, is reflected on the Company’s Consolidated Balance Sheet as of June 30, 2015. The fair value of these firm transportation obligations were determined based upon the contractual obligations assumed by the Company and discounted based upon the Company’s effective borrowing rate. These contractual obligations are being amortized on a monthly basis as the Company pays these firm transportation obligations in the future.

Note 13 – Supplemental Cash Flow Disclosure

Supplemental cash flow disclosures for the six months ended June 30, 2015 and 2014 are presented below:

	Six Months Ended June 30,
(in thousands)	2015	2014

Cash paid during the period for:
Interest	$60	$208
Income taxes	$325	$-
Non-cash transactions:
Increase in net asset retirement obligations	$-	$60
Decrease in accounts payable and accrued liabilities
included in oil and gas properties	$(267)	$(603)
Decrease in accounts receivable included in oil and gas property proceeds	$-	$462

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Carbon is an independent oil and natural gas company engaged in the acquisition, exploration, development and production of oil and natural gas properties located in the Appalachian and the Illinois Basins of the United States. We focus on conventional and unconventional reservoirs, including shale, tight sands and coalbed methane. Our executive offices are located in Denver, Colorado and we maintain an office in Lexington, Kentucky from which we conduct our oil and natural gas operations.

At June 30, 2015 our proved developed reserves were comprised of 13% oil and 87% natural gas. Our current capital expenditure program is focused on the development of our oil and coalbed methane reserves. We believe that our drilling inventory and lease position, combined with our low operating expense and cost structure, provides us with a portfolio of opportunities for the development of our oil and gas properties. Our growth plan is centered on the following activities:

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

	2013		2014				2015
	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2

Oil (Bbl)	$105.82	$97.50	$98.62	$102.98	$97.21	$73.12	$48.57	$57.96
Natural Gas (MMBtu)	$3.58	$3.60	$4.93	$4.68	$4.07	$4.04	$2.99	$2.61

Average oil prices received by the Company for the three and six months ended June 30, 2015 have fallen 43% and 45%, respectively, as compared to the three and six months ended June 30, 2014. Average natural gas prices received by the Company for the three and six months ended June 30, 2015 are 44% and 43% lower, respectively, compared to the three and six months ended June 30, 2014. Lower oil and natural gas prices may decrease the Company’s revenues and may also reduce the value of its oil and natural gas reserves. The Company’s estimated proved reserves may decrease as the economic life of the underlying producing wells may be shortened as a result of lower oil and natural gas prices. The Company uses the full cost method of accounting for oil and gas properties and performs a ceiling test quarterly. Because the ceiling calculation requires a rolling 12-month average commodity price, the effect of lower quarter-over-quarter prices in 2015 compared to 2014 will be lower ceiling values each quarter. For the three and six months ended June 30, 2015, the Company did not recognize a ceiling test impairment as the Company’s full cost pool did not exceed the ceiling limitation. The Company’s “ceiling test cushion” has decreased substantially during the first six months of 2015 and is expected to decrease further, potentially resulting in impairment charges during 2015 or until prices stabilize or improve over the twelve month period. Impairment charges do not affect cash flows from operating activities, but do adversely affect net income and stockholders’ equity. An extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, cash flows and liquidity. Lower oil and natural gas prices may also reduce the amount of borrowing base under our bank credit facility, which is determined at the discretion of our lender.

Future acquisitions or dispositions could have a material impact on our financial condition and results of operations by increasing or decreasing our reserves, production and revenues as well as expenses and future capital expenditures. Any future acquisitions may be financed with available borrowings under our credit facility, sales of properties or the issuance of additional equity or debt.

Operational Highlights

At June 30, 2015, we had over 271,000 net acres of mineral leases located in the Appalachian and Illinois Basins of the United States. Approximately 51% of this acreage is held by production and of the remaining acreage, approximately 23% have lease terms of greater than five years remaining in the primary term or contractual extension periods.

The principal focus of our leasing, drilling and completion activities is directed at a Berea Sandstone Formation horizontal oil drilling program in eastern Kentucky and western West Virginia. At June 30, 2015, we have over 43,000 net mineral acres in the region. Since 2010, we have drilled 54 gross horizontal wells in the drilling program. During the program, we have enhanced our well performance and have improved well drilling and completion performance measures, including reduced drilling days, increased horizontal lateral length, decreased cost per frac stage and reduced days from spud to first production. In addition, we have established an infrastructure of oil and natural gas gathering and salt water handling and disposal facilities which will benefit the economics of future drilling. We continue to acquire leases and producing properties in the areas where we have identified additional potential to expand our activities.

Another area of focus of our drilling and completion activities is the development of a coalbed methane resource located in the Illinois Basin. The Company has approximately 66,000 net mineral acres in Indiana and Illinois which are prospective for the development of coalbed methane. The Company also owns an interest in natural gas gathering and compression and salt water disposal facilities. Since 2006, we have drilled over 40 wells in the Illinois Basin primarily in the Seelyville Coal formation, including participating as a 50% joint venture partner in the drilling of 36 vertical and two horizontal wells. Stratigraphic drilling is currently being conducted to identify potential future horizontal locations in the Seelyville Coal formation.

Our natural gas properties are largely held by production and contain a low risk multi-year development inventory of locations which, at the appropriate level of natural gas commodity price, will provide significant drilling and completion opportunities from multiple proven producing formations.

Recent Developments

Based on current prices for oil and natural gas, we have reduced our drilling activity to manage and optimize the utilization of our capital resources. During the six months ended June 30, 2015, our capital expenditures consisted principally of completing wells that were in-progress at the end of 2014 and the expansion of our gathering facilities to provide greater flexibility in moving our natural gas production to markets with the most favorable price. Based on management’s current assessment of commodity prices and drilling costs, the Company is planning on drilling three Berea Sandstone wells and two coalbed methane gas wells in the Illinois Basin during the remainder of 2015. The Company is evaluating potential producing property, land and corporate acquisition opportunities that could provide attractive risk adjusted rates of returns.

On December 15, 2014, Nytis LLC together with Liberty Energy LLC (“Liberty”) (the “Sellers”), completed a preliminary closing in accordance with a Purchase and Sale Agreement (the “PSA”) entered into on October 15, 2014 for the sale of a portion of Nytis LLC’s interest in rights below the base of the Clinton Formation (the “Deep Rights”) underlying certain oil and gas leases located in Kentucky and West Virginia.

Pursuant to the PSA, the Sellers reserved (i) a minority working interest in the Deep Rights, (ii) an overriding royalty interest in certain of the Deep Rights and (iii) all rights from the surface to the base of the Clinton formation underlying the leases. In connection with the preliminary closing of this transaction, Nytis LLC received approximately $12.4 million.

On June 5, 2015, the final closing was completed. In connection with the final closing of this transaction, Nytis LLC received an additional $42,000 in cash.

In February 2014, Nytis LLC entered into a participation agreement with Liberty that allowed Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky. Pursuant to the participation agreement, Liberty paid Nytis LLC approximately $2.8 million for a forty percent (40%) working interest in the covered leases and additional leases acquired post-closing. In accordance with the agreement, Liberty agreed to pay a disproportionate percentage of the costs associated with drilling and completing 20 wells on the covered leases.

The participation agreement also provided for the reservation by Nytis LLC of an overriding royalty interest with respect to covered leases that include an agreed upon minimum net revenue interest.

Following the drilling of these 20 wells, Nytis LLC and Liberty will pay their respective costs on a basis proportionate to their working interests. As of June 30, 2015, Liberty had participated in drilling of six horizontal wells pursuant to this agreement.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following discussion and analysis relates to items that have affected our results of operations for the three months ended June 30, 2015 and 2014. The following table sets forth, for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information under “Forward Looking Statements” below.

	Three Months Ended
	June 30,		Percent
(in thousands except production and per unit data)	2015	2014	Change
Revenue:
Oil and natural gas revenues	$2,833	$5,951	(52%)
Commodity derivative loss	(59)	(278)	(79%)
Other (loss) income	(33)	81	*
Total revenues	2,741	5,754	(51%)

Expenses:
Lease operating expenses	778	839	(7%)
Transportation costs	357	407	(12%)
Production and property taxes	230	426	(46%)
General and administrative	1,791	1,330	35%
Depreciation, depletion and amortization	696	728	(4%)
Accretion of asset retirement obligations	32	29	10%
Total expenses	3,884	3,759	(3%)

Operating (loss) income	$(1,143)	$1,995	*

Other income and (expense):
Interest expense	(53)	(128)	(58%)
Other	(11)	-	*
Equity investment (loss) income	(2)	2	*
Total other expense	$(66)	$(126)	(48%)

Production data:
Natural gas (Mcf)	452,828	508,588	(11%)
Oil (Bbl)	27,122	33,288	(19%)
Combined (Mcfe)	615,560	708,316	(13%)

Average prices before effects of hedges:
Natural gas (per Mcf)	$2.80	$5.03	(44%)
Oil (per Bbl)	$57.69	$101.94	(43%)
Combined (per Mcfe)	$4.60	$8.40	(45%)

Average prices after effects of hedges**:
Natural gas (per Mcf)	$2.76	$4.92	(44%)
Oil (per Bbl)	$56.24	$95.23	(41%)
Combined (per Mcfe)	$4.51	$8.01	(44%)

Average costs (per Mcfe):
Lease operating expenses	$1.26	$1.18	7%
Transportation costs	$0.58	$0.57	2%
Production and property taxes	$0.38	$0.60	(37%)
Depreciation, depletion and amortization	$1.13	$1.03	10%

  * Not meaningful or applicable

** Includes realized and unrealized commodity derivative gains and losses.

Oil and natural gas revenues- Revenues from sales of oil and natural gas decreased 52% to approximately $2.8 million for the three months ended June 30, 2015 from approximately $6.0 million for the three months ended June 30, 2014. This decrease was primarily due to a 43% and 44% decrease in oil and natural gas prices, respectively. Oil and natural gas sales volumes for the three months ended June 30, 2015 decreased 19% and 11%, respectively as compared to the same period in 2014. The declines in production are primarily attributed to normal natural production declines and less production attributable to the lack of drilling activity compared to the same period in 2014.

Commodity derivative revenue- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed price swap contracts when our management believes that available futures prices for our oil and natural gas production are sufficient to warrant hedging to ensure predictable cash flows for certain of the Company’s production. Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-markets gains or losses, as well as realized gains or losses on the derivative instruments, are currently recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts. For the three months ended June 30, 2015 and 2014, we had hedging losses of approximately $59,000 and $278,000, respectively.

Lease operating expenses- Lease operating expenses for the three months ended June 30, 2015 decreased 7% compared to the three months ended June 30, 2014. The decrease in lease operating expenses for the three months ended June 30, 2015 as compared to the same period in 2014 was primarily attributed to lower water hauling and salt water disposal fees due to lower initial oil production and lower lease maintenance costs, partially offset by increased well maintenance and workover costs incurred to maintain and/or improve production. On a per Mcfe basis, lease operating expenses increased from $1.18 per Mcfe for the three months ended June 30, 2014 to $1.26 per Mcfe for the three months ended June 30, 2015.

Transportation costs- Transportation costs for the three months ended June 30, 2015 decreased 12% compared to the three months ended June 30, 2014 and is primarily attributed to a similar decrease in gas production.

Production and property taxes- Production and property taxes decreased from approximately $426,000 for the three months ended June 30, 2014 to approximately $230,000 for the three months ended June 30, 2015. This decrease is primarily attributed to a 52% decrease in oil and natural gas sales revenues. The Company’s production taxes average approximately 4.4% of oil and gas revenues. Ad valorem tax rates, which can fluctuate by year, are determined by individual counties where the Company has production and are assessed on the Company’s oil and gas revenues one or two years in arrears depending on the location of the production.

Depreciation, depletion and amortization (DD&A)- DD&A decreased from approximately $728,000 for the three months ended June 30, 2014 to approximately $696,000 for the three months ended June 30, 2015 due to a decrease in oil and gas production. The Company’s depletion rate for the three months ended June 30, 2015 increased approximately 10% over the same period in 2014 due to a decrease in estimated reserves relative to capitalized depletable costs. The Company’s estimated proved reserves decreased as the economic life of the underlying producing wells were shortened as a result of lower oil and gas prices. On a per Mcfe basis, these expenses increased from $1.03 per Mcfe for the three months ended June 30, 2014 to $1.13 per Mcfe for the three months ended June 30, 2015.

General and administrative expenses- General and administrative expenses for the three months ended June 30, 2015 increased 35% over the same period in 2014. This increase in general and administrative expenses is primarily attributed to personnel related costs, costs associated with the final closing of the Company’s deep rights in certain leases located in Kentucky and West Virginia, costs associated with potential acquisition opportunities and lower drilling overhead reimbursements due to substantially less drilling activity in 2015 as compared to 2014.

			Increase/
(in thousands)	2015	2014	(Decrease)
Stock-based compensation	$368	$390	$(22)
Other general and administrative expenses	1,423	940	483
General and administrative expense, net	$1,791	$1,330	$461

Interest expense- Interest expense decreased from approximately $128,000 for the three months ended June 30, 2014 to approximately $53,000 for the three months ended June 30, 2015 primarily due to lower outstanding debt balances. In December 2014, the Company reduced its outstanding debt by approximately $12.3 million with proceeds from the sale of its deep rights in certain leases in Kentucky and West Virginia.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following discussion and analysis relates to items that have affected our results of operations for the six months ended June 30, 2015 and 2014. The following table sets forth, for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information under “Forward Looking Statements” below.

	Six Months Ended
	June 30,		Percent
(in thousands except production and per unit data)	2015	2014	Change
Revenue:
Oil and natural gas revenues	$5,969	$12,047	(50%)
Commodity derivative gain (loss)	147	(768)	*
Other income	18	172	(90%)
Total revenues	6,134	11,451	(46%)

Expenses:
Lease operating expenses	1,613	1,736	(7%)
Transportation costs	755	891	(15%)
Production and property taxes	429	870	(51%)
General and administrative	3,666	2,919	26%
Depreciation, depletion and amortization	1,341	1,492	(10%)
Accretion of asset retirement obligations	63	58	9%
Total expenses	7,867	7,966	-

Operating (loss) income	$(1,733)	$3,485	*

Other income and (expense):
Interest expense	(97)	(247)	(61%)
Other	(36)	-	*
Equity investment (loss) income	(1)	5	*
Total other expense	$(134)	$(242)	(45%)

Production data:
Natural gas (Mcf)	971,012	1,066,538	(9%)
Oil (Bbl)	56,812	65,909	(14%)
Combined (Mcfe)	1,311,884	1,461,992	(10%)

Average prices before effects of hedges:
Natural gas (per Mcf)	$2.97	$5.20	(43%)
Oil (per Bbl)	$54.27	$98.62	(45%)
Combined (per Mcfe)	$4.55	$8.24	(45%)

Average prices after effects of hedges**:
Natural gas (per Mcf)	$3.11	$4.80	(35%)
Oil (per Bbl)	$54.51	$93.50	(42%)
Combined (per Mcfe)	$4.66	$7.71	(40%)

Average costs (per Mcfe):
Lease operating expenses	$1.23	$1.19	3%
Transportation costs	$0.58	$0.61	(5%)
Production and property taxes	$0.33	$0.60	(45%)
Depreciation, depletion and amortization	$1.02	$1.02	-

  * Not meaningful or applicable

** Includes realized and unrealized commodity derivative gains and losses.

Oil and natural gas revenues- Revenues from sales of oil and natural gas decreased 50% to approximately $6.0 million for the six months ended June 30, 2015 from approximately $12.0 million for the six months ended June 30, 2014. This decrease was primarily due to a 45% and a 43% decrease in oil and natural gas prices, respectively. Oil and natural gas sales volumes for the six month period ended June 30, 2015 decreased from the same period in 2014 by approximately 14% and 9%, respectively. The declines in production are primarily attributed to normal natural production declines and less production attributed to the lack of drilling activity compared to the same period in 2014.

Commodity derivative revenue- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed price swap contracts when our management believes that available futures prices for our oil and natural gas production are sufficient to warrant hedging to ensure predictable cash flows for certain of the Company’s production. Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-markets gains or losses, as well as realized gains or losses on the derivative instruments, are currently recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts. For the six months ended June 30, 2015 we had hedging gains of approximately $147,000 compared to hedging losses of approximately $768,000 for the six months ended June 30, 2014.

Lease operating expenses- Lease operating expenses for the six months ended June 30, 2015 decreased 7% compared to the first six months of 2014. The decrease in lease operating expenses for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily attributed to lower water hauling and salt water disposal fees due to lower initial oil production and lower lease maintenance costs, partially offset by increased well maintenance and workover costs incurred to maintain and/or improve production. On a per Mcfe basis, lease operating expenses increased from $1.19 per Mcfe for the six months ended June 30, 2014 to $1.23 per Mcfe for the six months ended June 30, 2015.

Transportation costs- Transportation costs for the six months ended June 30, 2015 decreased 15% compared to the six months ended June 30, 2014 primarily due to decreased natural gas production.

Production and property taxes- Production and property taxes decreased from approximately $870,000 for the six months ended June 30, 2014 to approximately $429,000 for the six months ended June 30, 2015. This decrease is primarily attributed to a 50% decrease oil and natural gas sales revenues. The Company’s production taxes average approximately 4.4% of oil and gas revenues. Ad valorem tax rates, which can fluctuate by year, are determined by individual counties where the Company has production and are assessed on the Company’s oil and gas revenues one or two years in arrears depending on the location of the production.

Depreciation, depletion and amortization (DD&A)- DD&A decreased from approximately $1.5 million for the six months ended June 30, 2014 to approximately $1.3 million for the six months ended June 30, 2015 due to decreased oil and natural gas production. On a per Mcfe basis, these expenses were $1.02 per Mcfe for the six months ended June 30, 2015 and 2014.

General and administrative expenses- General and administrative expenses for the six months ended June 30, 2015 increased $747,000 or 26%, from the six months ended June 30, 2014. This increase in general and administrative expenses is primarily attributed to personnel related costs, costs associated with the final closing of the Company’s deep rights in certain leases located in Kentucky and West Virginia, costs associated with potential acquisition opportunities and lower drilling overhead reimbursements due to substantially less drilling activity in 2015 as compared to 2014.

(in thousands)	2015	2014	Increase (Decrease)
Stock-based compensation	$699	$711	$(12)
Other general and administrative expenses	2,967	2,208	759
General and administrative expense, net	$3,666	$2,919	$747

Interest expense- Interest expense decreased from approximately $247,000 for the six months ended June 30, 2014 to approximately $97,000 for the six months ended June 30, 2015 primarily due to lower outstanding debt balances. In December 2014, the Company reduced its outstanding debt by approximately $12.3 million with proceeds from the sale of its deep rights in certain leases in Kentucky and West Virginia.

Liquidity and Capital Resources

Our exploration, development, and acquisition activities require us to make operating and capital expenditures. Historically, we have used cash flow from operations and our bank credit facility as our primary sources of liquidity, and, as market conditions have permitted, we have engaged in asset monetization transactions.

Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations. We employ a commodity hedging strategy in an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of June 30, 2015, we have outstanding natural gas hedges of 360,000 MMBtu for the remainder of 2015 at an average price of $4.05 per MMBtu, 40,000 MMBtu for 2016 at an average price of $4.20 per MMBtu in addition to oil hedges of 2,000 barrels for the remainder of 2015 at an average price of $94.80 per barrel. This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2015 and 2016. However, future hedging activities may result in reduced income or even financial losses to us. See “Risk Factors— The use of derivative instruments used in hedging arrangements could result in financial losses or reduce income,” in our Annual Report on Form 10-K for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. As of June 30, 2015, our derivative counterparty, or its affiliates, was party to our credit facility.

The other primary source of liquidity is our credit facility (described below), which had an aggregate borrowing base of $20.0 million of which approximately $17.2 million was available as of June 30, 2015. This facility is used to fund operations, capital programs and acquisitions and to refinance debt, as needed and if available. The credit facility is secured by substantially all of our assets and matures in May 2017. See—“Bank Credit Facility” below for further details. We had $2.8 million drawn on our credit facility as of June 30, 2015.

Our ability to access the debt and equity capital markets on economical terms is affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

We believe we are well positioned for the current economic environment due to our low level of debt relative to our cash flow, access to undrawn debt capacity, our large inventory of drilling locations and acreage position, minimal capital expenditure obligations and our status as a low cost operator. We expect that our future cash flows provided by operating activities will be adversely affected by continued low commodity prices, however, we believe that future cash flows provided by operating activities and the $17.2 million of additional borrowing capacity available under our credit facility as of June 30, 2015, will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures (other than the potential acquisition of additional oil and natural gas properties), and our contractual obligations. However, if our revenue and cash flow decrease in the future as a result of deterioration in domestic and global economic conditions or the continuation of the recent significant decline in oil and natural prices, we may elect to reduce our planned capital expenditures. We believe that our financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate. See“Risk Factors,”in our Annual Report filed on Form 10-K with the SEC for a discussion of the risks and uncertainties that affect our business and financial and operating results.

Bank Credit Facility

Nytis LLC has a bank credit facility which consists of a $50.0 million credit facility (the “Credit Facility”) with Bank of Oklahoma. The Credit Facility will mature in May 2017 and is guaranteed by Nytis USA and Carbon. Our availability under the Credit Facility is governed by a borrowing base (the “Borrowing Base”), which at June 30, 2015 was $20.0 million. The determination of the Borrowing Base is made by the lender in its sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and natural gas properties in accordance with the lender’s customary practices for oil and natural gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. The next redetermination of the Borrowing Base is expected to occur in November 2015. In addition to the semi-annual redeterminations, Nytis LLC and the lender each have discretion at any time, but not more often than once during a calendar year, to have the Borrowing Base redetermined.

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

The Credit Facility includes terms that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and the payment of dividends. The Credit Facility requires satisfaction of a minimum current ratio (the ratio of current assets (including borrowing base capacity) to current liabilities as defined) of 1.0 to 1.0 and a maximum funded debt ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges)) of 4.25 to 1.0, for the most recently completed fiscal quarter times four. If we were to fail to perform our obligations under these covenants or other covenants and obligations, it could cause an event of default and the Credit Facility could be terminated and amounts outstanding could be declared immediately due and payable by the lenders, subject to notice and, in certain cases, cure periods. Such events of default include non-payment, breach of warranty, non-performance of financial covenants, default on other indebtedness, certain adverse judgments, change of control, and a failure of the liens securing the Credit Facility. In addition, bankruptcy and insolvency events with respect to Nytis LLC or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facility.

Of the $50.0 million total nominal amount under the Credit Facility, Bank of Oklahoma holds 100% of the total commitments. As of June 30, 2015 there was approximately $2.8 million in borrowings under the Credit Facility. The Company’s effective borrowing rate at June 30, 2015 was approximately 2.8%.

In addition, the Credit Facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements and agreements designated to protect the Company against changes in interest and currency exchange rates. The maximum amount of credit on this line is $9.5 million.

Historical Cash Flow

Net cash provided by or (used in) operating, investing and financing activities for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended
	June 30,
(in thousands)	2015	2014

Net cash provided by operating activities	$649	$5,723
Net cash used in investing activities	$(1,847)	$(3,322)
Net cash provided by (used in) financing activities	$641	$(1,449)

Net cash provided by operating activities decreased approximately $5.1 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to a 45% and 43% decrease in oil and natural gas prices, respectively.

Net cash used in investing activities is primarily comprised of acquisition, exploration and development of oil and natural gas properties, net of dispositions of oil and natural gas properties. The decrease in net cash used in investing activities of approximately $1.5 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to a decrease of approximately $3.8 million in capital expenditures during the first six months of 2015 compared to the same period in 2014 due to the Company scaling down its drilling and development program of its oil properties as a result of the decline in oil prices, partially offset by net proceeds of approximately $2.3 million received in the first six months of 2014 from the sale of oil and gas properties.

The increase in financing cash flows of approximately $2.1 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to a purchase of approximately 8.2 million shares of the Company’s common stock for approximately $3.3 million in June 2014, partially offset by proceeds from the Company’s credit facility to facilitate the purchase of the common stock.

Capital Expenditures

Capital expenditures incurred for the six months ended June 30, 2015 and 2014 are summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2015	2014

Unevaluated property acquisitions	$232	$884

Drilling and development	1,600	4,722
Other	511	79
Total capital expenditures	$2,343	$5,685

Due to the higher rate of return on invested capital on oil wells versus natural gas wells, the Company’s capital expenditure program has, since 2012, focused principally on the development of its oil prospects. In addition, we managed our capital expenditures by keeping our exploration and development capital spending near our cash flows. Other factors impacting the level of our capital expenditures include oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, general economic and market conditions, and weather disruptions. Due to the decline in oil and natural gas prices during the first six months of 2015, the Company scaled down its drilling program to manage and optimize its utilization of capital expenditures.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2015, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements and (ii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as natural gas transportation commitments and (iii) oil and natural gas physical delivery contracts that are not expected to be net cash settled and are considered to be normal sales contracts and not derivatives. We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

The following table represents a reconciliation of our net earnings or losses, the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended
	June 30,
(in thousands)	2015	2014
Net (loss) income	$(1,209)	$1,869

Adjustments:
Interest expense	53	128
Depreciation, depletion and amortization	696	728
EBITDA	(460)	2,725

Adjusted EBITDA
EBITDA	(460)	2,725
Adjustments:
Non-cash stock-based compensation	$368	390
Accretion of asset retirement obligations	32	29
Adjusted EBITDA	$(60)	$3,144

	Six Months Ended
	June 30,
(in thousands)	2015	2014
Net (loss) income	$(1,867)	$3,243

Adjustments:
Interest expense	97	247
Depreciation, depletion and amortization	1,341	1,492
EBITDA	(429)	4,982

Adjusted EBITDA
EBITDA	(429)	4,982
Adjustments:
Non-cash stock-based compensation	699	711
Accretion of asset retirement obligations	63	58
Adjusted EBITDA	$333	$5,751

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

As required by Rule 13a - 15(b) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), we have evaluated under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d-15(e) under the Exchange Act as of June 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow such persons to make timely decisions regarding required disclosures.

Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered equity securities that occurred during the periods covered by this report, and through June 30, 2015, have been previously reported on a current report on Form 8-K or in a quarterly report on Form 10-Q.

ITEM 6.	Exhibits

Exhibit No.	Description

2.1	Purchase and Sale Agreement by and among Nytis Exploration Company, LLC, Liberty Energy and Continental Resources, Inc., dated October 15, 2014, incorporated by reference to exhibit 2.5 to Form 10-K filed March 31, 2015. Portions of the Purchase and Sale Agreement have been omitted pursuant to a request for confidential treatment.
3(i)(a)	Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on May 5, 2011.
3(i)(b)	Amended and Restated Certificate of Designation with respect to Series A Convertible Preferred Stock of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed July 6, 2011.
3(i)(c)	Certificate of Amendment to Certificate of Incorporation of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on July 19, 2011.
3(ii)*	Amended and Restated Bylaws for Carbon Natural Gas Company, adopted April 29, 2015.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e).
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith
†	Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON NATURAL GAS COMPANY
(Registrant)

Date: August 13, 2015	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
Chief Executive Officer

Date: August 13, 2015	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer

