Form 10-K
period 2015-12-31
Carbon Natural Gas Co
filed 2016-03-28
CIK 86264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Common Stock, Par Value $0.01 Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $32.9 million (based on the closing price of such stock).

There were 107,655,916 shares of the registrant's common stock, par value $0.01 per share, outstanding as of March 15, 2016.

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

●	Nytis Exploration (USA) Inc. (“Nytis USA”) was organized as a Delaware corporation in 2004. Pursuant to the Merger, Nytis USA is owned 100% by Carbon.

●	In 2005 Nytis USA identified oil and natural gas interests (owned by Addington Exploration, LLC (“Addington”)) located primarily in Illinois, Indiana, Kentucky, Ohio, Tennessee and West Virginia. To acquire the Addington assets, Nytis USA formed (along with a different unaffiliated person) Nytis Exploration Company LLC (“Nytis LLC”). Nytis LLC is owned 98.1% by Nytis USA.

●	On January 31, 2011, Nytis USA entered into an Agreement and Plan of Merger (the “Merger Agreement”) with St. Lawrence Seaway Corporation (“SLSC”), which was closed on February 14, 2011. At that date, SLSC acquired all of the issued and outstanding shares of Nytis USA from the Nytis USA stockholders, and thereby became the indirect owner of all of Nytis USA’s equity interests in Nytis LLC. In exchange for the issuance by SLSC to the Nytis USA stockholders of 47,000,003 restricted shares of SLSC common stock (which then constituted 98.9% of SLSC’s issued and outstanding common stock), Nytis USA became a wholly-owned subsidiary of SLSC, and Nytis LLC became a majority-owned indirect subsidiary of SLSC (the “Merger”). The transactions contemplated by the Merger Agreement were intended to be a “tax-free” reorganization under Sections 351 and/or 368 of the Internal Revenue Code of 1986.

●	Now, substantially all the oil and natural gas interests are owned by Nytis LLC, which continues to acquire and develop properties. As of December 31, 2015, Nytis LLC owned interests in approximately 900 gross (600 net) productive oil and natural gas wells and approximately 300,000 (251,500 net) undeveloped acres in the Appalachian and Illinois Basins.

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

●	Oil development. The Company has, since 2011, focused on the drilling of its oil prospects and the Company expects to continue to allocate capital to oil drilling activities as economic conditions allow. During this time, we have enhanced our well performance, improved well drilling and completion performance, including reduced drilling days, increased horizontal lateral length, decreased cost per frac stage and reduced days from spud to first production. In addition we have established an infrastructure of oil and natural gas gathering and salt water handling and disposal facilities which will benefit the economics of future drilling. We continue to acquire leases and producing properties where we have identified additional potential to expand our activities.

●	Gas development. Another area of focus of our drilling and completion activities is the development of a coalbed methane resource located in the Illinois Basin. The Company has approximately 67,000 net mineral acres in Indiana and Illinois which are prospective for the development of coalbed methane. The Company also owns an interest in natural gas gathering and compression and salt water disposal facilities. Since 2006, we have conducted a drilling program in the Seelyville coal formation, including participating as a 50% joint venture partners in the drilling of 36 vertical and two horizontal wells. During 2015, the Company participated in the drilling of 25 stratigraphic wells to identify potential future horizontal locations in the Seelyville coal formation.

●	Proven executive management team with track record of value creation. Our management and technical personnel have extensive experience operating in the Appalachian and Illinois Basins, and have previously developed exploration and production companies.

●	Low-risk development drilling in established resource plays, and flexibility in deployment of exploration and infrastructure capital. The Company’s acreage positions provide multiple resource play opportunities. At an appropriate level of oil and natural gas prices, the Company has a multi-year drilling inventory of potential horizontal drilling locations on existing acreage. Carbon has drilled or participated in over 166 vertical or horizontal wells from January 2005 through December 31, 2015. Our leasehold position has been delineated largely through drilling done by us, as well as with other industry players. Our leasehold position is largely comprised of leases held-by-production or long-term leases neither of which require any near term obligatory capital expenditures.

●	Low cost operation. Our geographic and operating focus and the shallow nature of our drilling activities and producing wells results in relatively low finding and development and lease operating costs.

●	Maintain financial flexibility and conservative financial position. We typically use cash flow from operations and our bank credit facility with Bank of Oklahoma to fund drilling, completion and acquisition activities.

●	Control over operating decisions and capital program. At December 31, 2015, we had an average working interest of approximately 66% in our productive wells and operated approximately 93% of our production revenues. The high percentage of operated wells allows us to manage the timing of capital expenditures, lease operating expenses and the marketing of oil and natural gas production.

●	Manage commodity price exposure through an active hedging program. We maintain a hedging program designed to reduce exposure to price fluctuations in commodity prices. As of December 31, 2015, we have outstanding natural gas hedges of 160,000 MMBtu for 2016 at an average price of $3.39 per MMBtu and 120,000 MMBtu for 2017 at an average price of $3.27 per MMBtu. In addition, as of December 31, 2015, we have outstanding natural gas costless collars of 120,000 MMBtu with weighted average floor and ceiling prices of $2.75 and $3.40, respectively, for 2016 and outstanding oil costless collars of 22,000 barrels with weighted average floor and ceiling prices of $49.32 and $58.52, respectively, for 2016 and 18,000 barrels with weighted average floor and ceiling prices of $48.33 and $61.67, respectively, for 2017.

●	Manage midstream assets and secure firm takeaway capacity. We own natural gas gathering and compression facilities in the Appalachian and Illinois Basins. We believe that owning gathering and compression facilities allows us to decrease dependence on third parties, and to better manage the timing of our asset development and to receive higher netback pricing from the markets in which we sell our production. We have secured long-term firm takeaway capacity on certain pipelines to accommodate the transportation and marketing of certain of our existing and expected production.

Core Operational Areas

Our oil and gas properties are located in Illinois, Indiana, Kentucky, Ohio, Tennessee, and West Virginia. The map below shows locations of the Company’s oil and natural gas properties as of December 31, 2015.

Appalachian Basin

As of December 31, 2015, Nytis LLC owns working interests in 848 gross wells (570 net) and royalty interests located in Kentucky, Ohio, Tennessee and West Virginia, and has leasehold positions in approximately 17,000 net developed acres and approximately 184,800 net undeveloped acres.  As of December 31, 2015, net oil and natural gas sales were approximately 6,600 Mcfe per day. Objective formations are the Berea Sandstone, Chattanooga Shale, Devonian Shale, Lower Huron Shale and other zones which produce oil and natural gas.

Illinois Basin

As of December 31, 2015, Nytis LLC owns working interests in 61 gross (31 net) coalbed methane wells in the Illinois Basin and has a leasehold position in approximately 1,700 net developed acres and approximately 66,700 net undeveloped acres.  As of December 31, 2015, net natural gas sales were approximately 525 Mcf per day.

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

Participation Agreement

In February 2014, Nytis LLC entered into a participation agreement with Liberty Energy LLC (“Liberty”) that allowed Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky. Pursuant to the participation agreement, Liberty paid Nytis LLC approximately $2.8 million for a forty percent (40%) working interest in the covered leases and additional leases acquired post-closing. In accordance with the agreement, Liberty agreed to pay a disproportionate percentage of the costs associated with drilling and completing 20 wells on the covered leases.

The participation agreement also provided for the reservation by Nytis LLC of an overriding royalty interest with respect to the covered leases that includes an agreed upon minimum net revenue interest.

Following the drilling of these 20 wells, Nytis LLC and Liberty will pay their respective costs on a basis proportionate to their working interests. As of December 31, 2015, Liberty has participated in the drilling of six horizontal wells pursuant to this agreement.

Divestitures

During December 2014, Nytis LLC together with Liberty (the “Sellers”) completed a preliminary closing in accordance with a Purchase and Sale Agreement (the “PSA”) entered into during October 2014 for the sale of a portion of Nytis LLC’s interest in rights below the base of the Clinton Formation (the “Deep Rights”) underlying certain oil and gas leases located in Kentucky and West Virginia.

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

In June 2015, the final closing was completed. In connection with the final closing, Nytis LLC received an additional $42,000 in cash.

In October 2015, the Company received $145,000 for the sale of its interests in seven oil and gas properties located in Bell County, Kentucky.

Reserves

Our total proved reserves declined approximately 20% in 2015, primarily due to downward revisions of previous estimates due to lower oil and natural gas prices and a decrease in reserve additions due to a reduction in drilling during 2015 versus 2014. The changes in our proved reserves during 2015 are as follows:

	2015
	Oil	Natural Gas	Total
	MBbls	MMcf	MMcfe

Proved reserves, beginning of year	853	36,948	42,066
Revisions of previous estimates	(185)	(4,670)	(5,780)
Extensions and discoveries	31	-	186
Production	(101)	(2,040)	(2,646)
Purchases of reserves in-place	-	138	138
Sales of reserves in-place	-	(418)	(418)
Proved reserves, end of year	598	29,958	33,546

The Company holds an interest in 64 partnerships, 46 of which are consolidated. The following table summarizes our estimated quantities of proved reserves and the pre-tax present value of estimated future oil and natural gas revenues, net of direct expenses, discounted at an annual rate of 10% (“PV-10”) as of December 31, 2015 and 2014 after consolidating the partnerships in which the Company has a controlling interest.

Pre-tax PV-10, which is not a financial measure accepted under GAAP, is shown because it is a widely used industry standard.

Estimated Consolidated Proved Reserves

Including Non-Controlling Interests of Consolidated Partnerships

	December 31,
	2015	2014

Proved developed reserves:
Natural gas (MMcf)	29,958	35,935
Oil and liquids (MBbl)	554	770
Total proved developed reserves (MMcfe)	33,282	40,555

Proved undeveloped reserves:
Natural gas (MMcf)	-	1,013
Oil and liquids (MBbl)	44	83
Total proved undeveloped reserves (MMcfe)	264	1,511

Total proved reserves (MMcfe)	33,546	42,066

Percent developed	99.2%	96.4%

PV-10 (thousands)	$25,032	$67,016

Average natural gas price used (per Mcf)	$2.50	$4.64
Average oil and liquids price used (per Bbl)	$46.12	$92.10

The estimated quantities of proved reserves for the non-controlling interests of the consolidated partnerships as of December 31, 2015 are approximately 3.0 Bcfe which is approximately 9% of total consolidated proved reserves.

The following table summarizes our estimated quantities of proved reserves and the pre-tax PV10, excluding the non-controlling interests of the consolidated partnerships, as of December 31, 2015 and 2014.

Estimated Proved Reserves Excluding Non-Controlling Interests of Consolidated Partnerships

	December 31,
	2015	2014

Proved developed reserves:
Natural gas (MMcf)	26,972	32,644
Oil and liquids (MBbl)	554	770
Total proved developed reserves (MMcfe)	30,296	37,264

Proved undeveloped reserves:
Natural gas (MMcf)	-	1,013
Oil and liquids (MBbl)	44	83
Total proved undeveloped reserves (MMcfe)	264	1,511

Total proved reserves (MMcfe)	30,560	38,775

Percent developed	99.1%	96.1%

PV-10 (thousands)	$23,301	$63,155

Average natural gas price used (per Mcf)	$2.50	$4.64
Average oil and liquids price used (per Bbl)	$46.12	$92.10

Preparation of Reserves Estimates

Our proved oil and natural gas reserves estimates as of December 31, 2015 and 2014 were based on the average fiscal-year prices for oil and natural gas (calculated as the unweighted arithmetic average of the first-day-of-the month price for each month within the 12-month period ended December 31, 2015 and 2014, respectively). Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited to those locations on development spacing areas that are offsetting economic producers that are reasonably certain of economic production when drilled. Proved undeveloped reserves for other undrilled development spacing areas are claimed only where it can be demonstrated with reasonable certainty that there is continuity of economic production from the existing productive formation. Proved undeveloped reserves are included when they are scheduled to be drilled within five years.

SEC rules dictate the types of technologies that a company may use to establish reserve estimates including the extraction of non-traditional resources, such as natural gas extracted from shales as well as bitumen extracted from oil sands. See Note 15 to the Consolidated Financial Statements for additional information regarding our estimated proved reserves.

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

For the years ended December 31, 2015 and 2014, Carbon’s independent engineering firm, Cawley, Gillespie & Associates, Inc. (“CGA”) reviewed field performance and future development plans with Carbon’s technical personnel. Following these reviews, Carbon’s internal reserve database and supporting data was furnished to CGA in order for them to prepare their independent reserve estimates and final report. Access to the database housing reserve information is restricted to select individuals from our engineering department. CGA’s independent reserve estimates and final report is for the Company’s interest in the respective oil and gas properties and represents 100% of the total proved hydrocarbon reserves owned by the Company, or 91% of the consolidated proved hydrocarbon reserves presented in the Company’s Consolidated Financial Statements as CGA’s report does not include the hydrocarbon reserves owned by the non-controlling interests of the consolidated partnerships. The Company calculated the estimated reserves and related PV-10 of the non-controlling interests of the consolidated partnerships’ oil and gas properties by multiplying CG&A’s independent reserve estimates for such properties by the respective non-controlling interests in those properties.

CGA is a Texas Registered Engineering Firm. Our primary contact at CGA is J. Zane Meekins, Executive Vice President. Mr. Meekins is a State of Texas Licensed Professional Engineer. See Exhibit 99.1 of the Annual Report on Form 10-K for the Report of CGA.

Our Vice President of Engineering, Richard Finucane, is responsible for overseeing the preparation of the reserve estimates with consultations from our internal technical and accounting staff. Mr. Finucane oversees engineering, production, property evaluation, acquisitions and divestitures activities for the Company. Mr. Finucane has worked as an oil and natural gas engineer since 1978 and holds a B.S. in Civil Engineering from the University of Tennessee (highest honors) and is admitted as an expert in oil and natural gas matters in civil and regulatory proceedings in Virginia, West Virginia and Kentucky.

Drilling Activities

Based on current and expected prices for oil and natural gas during 2015, we reduced our drilling activity to manage and optimize the utilization of our capital resources. During 2015, our capital expenditures consisted principally of completing wells that were in-progress at the end of 2014 and the expansion of our gathering facilities to provide greater flexibility in moving our natural gas to markets with more favorable pricing.

The following table summarizes the number of wells drilled for the years ended December 31, 2015, 2014 and 2013. Gross wells reflect the sum of all wells in which we own an interest. Net wells reflect the sum of our working interests in gross wells.

	Year Ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net

Development wells:
Productive (1)	-	-	17.0	10.5	25.0	15.0
Non-productive (2)	-	-	-	-	-	-
Total development wells	-	-	17.0	10.5	25.0	15.0

Exploratory wells:
Productive (1)	-	-	-	-	-	-
Non-productive (2)	-	-	-	-
Total exploratory wells	-	-	-	-	-	-

(1)	A well classified as productive does not always provide economic levels of activity.

(2)	A non-productive well is a well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well; also known as a dry well (or dry hole).

Oil and Natural Gas Wells and Acreage

Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. The following table summarizes our productive wells as of December 31, 2015.

	December 31, 2015
	Gross	Net

Gas	802	513
Oil	107	88
Total	909	601

Acreage

The following table summarizes gross and net developed and undeveloped acreage by state as of December 31, 2015. Acreage related to royalty, overriding royalty, and other similar interests is excluded from this summary, as well as acreage related to any options held by us to acquire additional leasehold interests.

December 31, 2015
	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Indiana	-	-	43,364	43,364	43,364	43,364
Illinois	3,490	1,745	41,673	23,336	45,163	25,081
Kentucky	10,706	9,667	100,481	72,526	111,187	82,194
Ohio	338	338	6,703	6,703	7,040	7,040
Tennessee	100	25	93,605	93,580	93,705	93,605
West Virginia	9,017	7,168	14,085	12,076	23,103	19,243
Total	23,651	18,942	299,911	251,585	323,561	270,527

Undeveloped Acreage Expirations

The following table sets forth gross and net undeveloped acres by state as of December 31, 2015 which are scheduled to expire through December 31, 2018 unless production is established within the spacing unit covering the acreage prior to the expiration date or if the Company extends the terms of a lease by paying delay rentals to the lessor.

December 31, 2015
	2016		2017		2018
	Gross	Net	Gross	Net	Gross	Net
Indiana	-	-	-	-	-	-
Illinois	15,337	7,668	8,166	4,083	4,043	2,021
Kentucky	3,412	2,047	5,384	3,230	10,181	6,109
Ohio	-	-	-	-	-	-
Tennessee	-	-	-	-	-	-
West Virginia	-	-	591	591	-	-
Total	18,749	9,715	14,141	7,904	14,224	8,130

Production, Average Sales Prices and Production Costs

The following table reflects production, average sales price, and production cost information for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014

Production data:
Natural gas (MMcf)	2,040	2,138
Oil and condensate (Bbl)	101,255	133,532
Combined (MMcfe)	2,646	2,942
Gas and oil production revenue (in thousands)	$10,708	$22,505
Commodity derivative gain (in thousands)	$852	$1,246
Prices:
Average sales price before effects of hedging;
Natural gas (per Mcf)	$2.78	$4.83
Oil and condensate (per Bbl)	$49.83	$91.07
Average sale price after effects of hedging:
Natural gas (per Mcf)	$3.01	$5.17
Oil and condensate (per Bbl)	$53.48	$94.94
Average costs per Mcfe:
Lease operating costs	$1.10	$1.13
Transportation costs	$0.65	$0.61
Production and property taxes	$0.33	$0.56

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

As of December 31, 2015, the Company has two physical delivery contracts which require the Company to deliver fixed volumes of natural gas. The Company has sufficient production from its natural gas producing properties delivering to the specified meters under these contracts. The following table summarizes the future production volumes to be delivered and sold under these contracts:

	Period	Daily Volume (Dths per day)	Price

Contract 1	Jan – Mar 2016	1,300	Index less $0.36
Contract 2	Jan – Sep 2016	611	98% of index less $0.23

The Company has entered into firm transportation contracts to ensure the transport of certain of its gas production to purchasers. Firm transportation volumes and related demand charges for the remaining term of these contracts at December 31, 2015 are summarized in the table below.

Period	Dekatherms per day	Demand Charges
Jan 2016 - Apr 2018	4,450	$0.20 - $0.65
May 2018 - May 2020	2,150	$0.20
Jun 2020 – May 2036	1,000	$0.20

Competition

We encounter competition in all aspects of our business, including acquisition of properties and oil and natural gas leases, marketing oil and natural gas, obtaining services and labor, and securing drilling rigs and other equipment and materials necessary for drilling and completing wells. Our ability to increase reserves in the future will depend on our ability to generate successful prospects on our existing properties, execute on development drilling programs, and acquire additional producing properties and leases for future development and exploration. A large number of the companies with which we compete with have substantially larger staffs and greater financial and operational resources than we have. Because of the nature of our oil and natural gas assets and management’s experience in exploiting our reserves and acquiring properties, management believes that we effectively compete in our markets. See— Risk Factor “Competition in the oil and natural gas industry is intense, making it more difficult for us to acquire properties, market oil and natural gas and secure trained personnel.”

Regulation

Our operations are subject to various U.S. federal, state, and local laws and regulations. These laws and regulations may be changed in response to economic or political conditions. Matters subject to current governmental regulation and/or pending legislative or regulatory changes include the discharge or other release into the environment of wastes and other substances in connection with drilling and production activities (including fracture stimulation operations), bonds or other financial responsibility requirements to cover drilling risks and well plugging and abandonment, reclamation or restoration costs, reports concerning our operations, the spacing of wells, unitization and pooling of properties, taxation, and the use of derivative hedging instruments. Failure to comply with the laws and regulations in effect may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that could delay, limit, or prohibit certain of our operations. In the past, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of oil and gas, oil and gas conservation commissions and other agencies may restrict the rates of flow of wells below actual production capacity, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells. Further, a significant spill from one of our facilities could have a material adverse effect on our results of operations, competitive position, or financial condition. The laws in the U.S., including state laws, regulate, among other things, the production, handling, storage, transportation, and disposal of oil and natural gas, by-products from each, and other substances and materials produced or used in connection with our operations. Although we believe we are in substantial compliance with applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted. Therefore, we cannot predict the ultimate cost of compliance with these requirements or their effect on our operations.

Federal, state, and local agencies have extensive rules and regulations applicable to our oil and natural gas exploration, production and related operations. Most states require drilling permits, drilling and operating bonds and the filing of various reports and impose other requirements relating to the exploration and production of oil and natural gas. Many states also have statutes or regulations regarding conservation matters including rules governing the size of drilling and spacing units, the density of wells and the unitization of oil and natural gas properties. The federal and state regulatory burden on the oil and natural gas industry increase our cost of doing business and affects our profitability.

Our natural gas sales are generally made at prevailing market prices at the time of sale. Therefore, although we sell a significant amount of our production to relatively few purchasers at any given time, we believe that other purchasers would be willing to buy our natural gas at comparable market prices.

Federal legislation and regulatory controls historically affect the price received for natural gas production. The Federal Energy Regulatory Commission (“FERC”) has jurisdiction over the transportation and sale or resale of natural gas in interstate commerce by natural gas companies. In 2005, Congress enacted the Energy Policy Act of 2005 (“EPAct 2005”). Among other matters, EPAct 2005 amends the Natural Gas Act (“NGA”) to make it unlawful for any entity, including otherwise non-jurisdictional producers such as Carbon, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the FERC, or contravention of rules prescribed by the FERC. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the NGA up to $1,000,000 per day per violation. The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” natural gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects a significant expansion of the FERC’s enforcement authority. We do not anticipate we will be affected any differently than other producers of natural gas in respect of EPAct 2005.

In 2007, the FERC issued rules requiring that any market participant, including a producer such as Carbon, that engages in physical sales for resale or purchases for resale of natural gas that equal or exceed 2.2 million MMBtus during a calendar year, must annually report such sales or purchases to the FERC, beginning on May 1, 2009. These rules are intended to increase the transparency of the wholesale natural gas markets and to assist the FERC in monitoring such markets and in detecting market manipulation. In 2008 the FERC issued its order on rehearing, which largely approved the existing rules, except the FERC exempted from the reporting requirement certain types of purchases and sales, including purchases and sales of unprocessed natural gas and bundled sales of natural gas made pursuant to state regulated retail tariffs. Also, the FERC clarified that other end use purchases and sales are not exempt from the reporting requirements. The monitoring and reporting required by the new rules will likely increase our administrative costs. Carbon does not anticipate it will be affected any differently than other producers of natural gas.

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

Our sales of oil are affected by the availability, terms and cost of transportation. Interstate transportation of oil by pipelines is regulated by the FERC pursuant to the Interstate Commerce Act, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. We do not believe that the regulation of oil transportation rates will affect our operations in any way that is materially different that those of our competitors who are similarly situated.

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

The most significant of these environmental laws that may apply to certain of our operations are as follows:

●	The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”) and comparable state statutes, which impose liability on owners and operators of certain sites and on persons who dispose of or arrange for the disposal of hazardous substance at sites where hazardous substances releases have occurred or are threatening to occur. Parties responsible for the release or threatened release of hazardous substances under CERCLA may by subject to liability for the cost of cleaning up those substances and for damages to natural resources;

●	The Oil Pollution Act of 1990 (“OPA”), subjects owners and operators of facilities to strict and several liability for containment and cleanup costs and certain other damages arising from oil spills, including the government’s response costs. Spills subject to the OPA may result in varying civil and criminal penalties and liabilities;

●	The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statues which governs the treatment, storage and disposal of solid and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance;

●	The Federal Water Pollution Control Act, as amended, also known as the Clean Water Act (“CWA”), and analogous state laws that govern the discharge of pollutants, including natural gas wastes into federal and state waters, including spills and leaks of hydrocarbons and produced water. In April 2015, the EPA proposed new CWA regulations that would prevent onshore unconventional oil and gas wells from discharging wastewater pollutants into public treatment facilities. In June 2015, the EPA adopted a new regulatory definition of “waters of the U.S.,” which governs which waters and wetlands are subject to the CWA. Implementation of the regulation has been stayed pending challenges to the regulation filed in federal court. Depending on whether and how the new definition is implemented, it could significantly expand the jurisdictional reach of the CWA in many states ;

●	The Safe Drinking Water Act (“SDWA”), which governs the disposal of wastewater in underground injection wells; and

●	The Clean Air Act (“CAA”) and similar state and local requirements which govern the emission of pollutants into the air. Greenhouse gas record keeping and reporting requirements under the CAA took effect in 2011 and impose increased administrative and control costs. In August 2015, the EPA proposed new regulations under the CAA to reduce methane emissions from new and modified sources in the oil and gas sector.

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

Oil and natural gas deposits exist in shale and other formations. It is customary in our industry to recover oil and natural gas from these formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing is the process of injecting substances such as water, sand or and other additives under pressure into targeted subsurface formations to create or expand cracks, or fractures, thus creating a passageway for the release of oil and natural gas.

Essentially all of our reserves are subject to or have been subjected to hydraulic fracturing and we expect to continue to employ hydraulic fracturing extensively in future wells that we drill and complete. The reservoir rock in these areas, in general, has insufficient permeability to flow enough oil or natural gas to be economically viable without stimulation. The controlling regulatory agencies for well construction have standards that are designed specifically in anticipation of hydraulic fracturing. The stimulation process cost varies according to well location and reservoir. It generally ranges from 10% of the well cost to 30%. To date, no incidents, citations or suits have resulted from our hydraulic fracturing operations.

We contract with established service companies to conduct our hydraulic fracturing. The personnel of these service companies are trained to handle potentially hazardous materials and possess emergency protocols and equipment to deal with potential spills and carry Material Safety Data Sheets for all chemicals. We require these service companies to carry insurance covering incidents that could occur in connection with their activities. In addition, these service companies are responsible for obtaining any regulatory permits necessary for them to perform their service in the relevant geographic location. We have not had any incidents, citations or lawsuits resulting from hydraulic fracture stimulation and we are not presently aware of any such matters.

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

All fracturing is designed with the minimum water requirements necessary since there is a cost of accumulating, storing and disposing of the water recovered from fracturing. Water is drawn from nearby streams that are tributaries to the Ohio River and flow 365 days per year. Water recovered from the fracturing is injected into EPA or state approved water injection wells.

In recent years, environmental opposition to hydraulic fracturing has increased, and various governmental and regulatory authorities have adopted or are considering new requirements for this process. To the extent these requirements increase our costs or restrict our development activities, our business may be adversely affected.

While hydraulic fracturing historically has been regulated by state and natural gas commissions, the practice has become increasingly controversial in certain parts of the country, resulting in increased scrutiny and regulation from federal agencies. For example the EPA has asserted that the SDWA applies to hydraulic fracturing involving diesel fuel and in February 2014 it issued final guidance on this subject. The guidance defines the term “diesel fuel”, described the permitting requirements that apply under SDWA for the underground injection of diesel fuel in hydraulic fracturing and makes recommendations for permit writers. Although the guidance applies only in states where the EPA directly implements the Underground Injection Control Class II program, it could encourage state regulatory authorities to adopt permitting and other requirements for hydraulic fracturing. In April 2015, the EPA published in the Federal Register a proposed rule requiring federal pre-treatment standards for wastewater generated during the hydraulic fracturing process. Hydraulic fracturing requires the use of a significant volume of water with some resulting “flowback water” as well as “produced water.”  If adopted, the new pre-treatment rules would require shale gas operations to pre-treat wastewater before transferring it to treatment facilities. The public comment period for the proposal ended in June 2015 and final rules have not yet been issued.

The EPA has conducted a nationwide study into the effects of hydraulic fracturing on drinking water. In June 2015, the EPA released a draft study report for peer review and comment. The draft report did not find evidence of widespread systemic impacts to drinking water, but did find a relative small number of site-specific impacts. The EPA noted that these results could indicate that such effects are rare or that other limiting factors exist. A public comment period on the report was open until August 25, 2015 and a series of public hearings were conducted by the EPA throughout the fall of 2015. The EPA issued its final report and concluded there is no evidence of widespread contamination associated with hydraulic fracturing. The EPA has indicated that it desires to continue to study the matter. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could result in further regulation of hydraulic fracturing.

From time to time, Congress had considered the adoption of legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. Many producing states have adopted, or are considering adopting, regulations that could impose more stringent permitting, public disclosure and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether.

Any of the above factors could have a material adverse effect on our financial position, results of operations or cash flows and could make it more difficult or costly for us to perform hydraulic fracturing

We believe that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards. While we believe that we are in substantial compliance with applicable environmental laws and regulations in effect at the present time and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance that we will not be adversely affected in the future. We have established internal guidelines to be followed in order to comply with environmental laws and regulations in the U.S. Although we maintain pollution insurance against the costs of cleanup operations, public liability, and physical damage, there is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future.

Employees

As of December 31, 2015, our workforce (including those employed by our subsidiary Nytis LLC) consisted of 30 employees all of which are full-time employees. None of the members of our workforce are represented by a union or covered by a collective bargaining agreement. We believe we have a good relationship with the members of our workforce.

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

Available Information

You may read without charge, and copy at prescribed rates, all or any portion of the registration statement or any reports, statements or other information in the files at the public reference room at the SEC’s principal office at 100 F Street NE, Washington, D.C., 20549. You may request copies of these documents, for a copying fee, by writing to the SEC. You may call the SEC at 1-800-SEC-0330 for further information on the operation of its public reference room. Our filings, including this Annual Report on Form 10-K, will also be available to you on the Internet website maintained by the SEC at http://www.sec.gov or on our website at http://www.carbonnaturalgas.com.

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

Our financial condition, operating results, and future rate of growth depend upon the prices that we receive for our oil and natural gas. In the fourth quarter of 2014, oil prices began a significant decline as global oil supplies began to outpace demand. During 2015 and thus far in 2016, global oil supply has continued to outpace demand resulting in further deterioration in realized prices for oil.

Prices for domestic natural gas began to decline during the third quarter of 2014 and have continued to be weak throughout 2015 and thus far in 2016. The decline in natural gas prices is primarily due to an imbalance between supply and demand across North America.

Average oil and natural gas prices received by the Company for the year ended December 31, 2015 have fallen 45% and 42%, respectively, as compared to the year ended December 31, 2014. The U.S. oil and natural gas industry continue to confront weak commodity prices due to over-supply, growing inventories and concern over global demand.

Prices also affect our cash flow available for capital expenditures and our ability to access funds under our bank credit facility and through the capital markets. The amount available for borrowing under our bank credit facility is subject to a borrowing base, which is determined by our lender taking into account our estimated proved developed reserves and is subject to periodic redeterminations based on pricing models determined by the lender at such time. Declines in oil and natural gas prices have in the past adversely impacted the value of our estimated proved developed reserves and, in turn, the market values used by our lenders to determine our borrowing base. Future commodity price declines may have similar adverse effects on our reserves and borrowing base. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Bank Credit Facility,” for more details. Further, because we have elected to use the full cost accounting method, each quarter we must perform a “ceiling test” that is impacted by declining prices. Significant price declines could cause us to take additional ceiling test write-downs in the future, which would be reflected as non-cash charges against current earnings. See Risk Factor below entitled “Lower oil and natural gas prices and other factors have resulted in, and in the future may result in, ceiling test write-downs and other impairments of our asset carrying values.”

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

These factors make it difficult to predict future commodity price movements with any certainty. We sell the majority of our oil and natural gas production at current prices rather than through fixed-price contracts. However, we do enter into derivative instruments to reduce our exposure to fluctuations in oil and natural gas prices. See Risk Factor below entitled “The use of derivative instruments used in hedging arrangements could result in financial losses or reduce income.” At December 31, 2015, 90% of our estimated proved reserves were natural gas, and, as a result, our financial results will be more sensitive to fluctuations in natural gas prices.

We have indebtedness and may incur more debt in the future. Our leverage may materially affect our operations and financial condition.

We (through Nytis LLC) have a $20.0 million bank credit facility with the Bank of Oklahoma, the outstanding balance of which was approximately $3.5 million at December 31, 2015. We may incur more debt in the future. This indebtedness may have several important effects on our business and operations; among other things, it may:

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

Our estimates of proved reserves at December 31, 2015 and 2014 have been prepared under SEC rules which could limit our ability to book additional proved undeveloped reserves in the future.

Estimates of our proved reserves as of December 31, 2015 and 2014 have been prepared and presented under the SEC’s rules relating to the reporting of oil and natural gas exploration activities. These rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This rule has limited and may continue to limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Moreover, we may be required to write down any proved undeveloped reserves that are not developed within the required five-year timeframe.

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

1% of our total proved reserves as of December 31, 2015 were undeveloped and those reserves may not ultimately be developed or produced.

As of December 31, 2015, 1% of our total proved reserves were undeveloped. Although we plan to develop and produce all our proved reserves, ultimately some may not be developed or produced. In addition, not all of the undeveloped reserves may begin producing at the expected times or within budget.

Lower oil and natural gas prices and other factors have resulted in, and in the future may result in, ceiling test write-downs and other impairments of our asset carrying values.

We use the full cost method of accounting to report our oil and natural gas operations. Under this method, we capitalize the cost to acquire, explore for, and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of proved oil and natural gas properties may not exceed a “ceiling limit,” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%. If net capitalized costs of proved oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a “ceiling test write-down.” Under the accounting rules, we are required to perform a ceiling test each quarter. Because the ceiling calculation requires a rolling 12-month average commodity price, due to the effect of lower prices in 2015, the Company recognized an impairment of approximately $5.4 million. Impairment charges do not affect cash flows from operating activities, but do adversely affect net income and stockholders’ equity. For the year ended December 31, 2014, the Company did not incur a ceiling test impairment. Declines in oil and natural gas prices could result in impairments of our oil and gas properties in future periods, See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Estimates, Judgments, and Assumptions—Full Cost Method of Accounting,” for further detail.

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

Our exploration, development and exploitation projects and acquisitions require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our reserves.

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the development, exploitation, production and acquisition of oil and natural gas reserves. Cash used in investing activities related to acquisition, development and exploration expenditures was approximately $3.1 million and $11.2 million in 2015 and 2014, respectively.

The Company anticipates its budget for exploration and completion work on existing acreage will range between $2.0 million and $5.0 million for 2016 and will be highly dependent on prices that we receive for our oil and natural gas sales. We intend to finance future capital expenditures through cash flow from operations, and to the extent that it is prudent, from borrowings under our bank credit facility. However, our financing needs, especially if the Company closes on acquisitions, may exceed those resources, and thus require a substantial increase in capitalization through the issuance of debt or equity securities or sale or joint venturing of selected assets or delays in our planned exploration, development and completion activities. The issuance of additional indebtedness may require that a portion of operating cash flow be used to service the debt, thereby reducing the amount of cash flow available for other purposes. The actual amount and timing of future capital expenditures may differ materially from estimates as a result of, among other things, availability of personnel, commodity prices, actual drilling results, the availability of drilling rigs and other services, materials and equipment, and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures. Conversely, a significant improvement in product prices could result in an increase in our capital expenditures.

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

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years. Renewing leases on undrilled acreage may not be feasible due to increased cost or other reasons. If we are unable to renew leases on undrilled acreage, we would have to write off the initial acquisition cost of such acreage, which could be substantial and our reserve estimates may be found to be inaccurate which could have a material adverse effect on us. The combined net acreage expiring in the next three years represents approximately 10% of our total net undeveloped acreage at December 31, 2015.

Some of these leases will allow us to hold only a portion of the lease even after one or more wells have been completed. Company management continually prioritizes the timing of drilling locations based on drilling and completion costs, available capital, expected returns on capital, and lease expirations.

Unless we replace our reserves, our reserves and production will decline, which would adversely affect our future cash flows and results of operations.

Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. As a result, we must locate, acquire and develop new reserves to replace those being depleted by production. Our business strategy is to grow production and reserves through acquisitions and through exploration and development drilling. Unless we conduct successful exploration, development and exploitation activities or acquire properties containing proved reserves, our proved reserves will decline as our existing reserves are produced. Our future oil and natural gas reserves and production, and therefore our future cash flow and results of operations, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, exploit, find or acquire sufficient additional reserves to replace our current and future production. If we are unable to replace our current and future production, the value of our reserves will decrease, and our business, financial condition and results of operations will be adversely affected.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition and results of operations.

Our future financial condition and results of operations will depend on the success of our acquisition, exploitation, exploration, development and production activities. These activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil and natural gas production. The Company’s decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. For a discussion of the uncertainty involved in these processes, see the Risk Factor “Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.” In addition, drilling and completion costs may increase prior to completion of the project. Many factors may curtail, delay or cancel scheduled drilling projects, including:

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

As part of our ongoing operations, we may drill in new or emerging plays. As a result, drilling in these areas is subject to greater risk and uncertainty.

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

Our operations are subject to hazards and risks inherent in drilling, producing and transporting production, such as fires, natural disasters, explosions, pipeline ruptures, spills, and acts of terrorism, all of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other property damage. We maintain insurance coverage against some, but not all, potential losses, including hydraulic fracturing. We do not believe that insurance coverage for every environmental damage that could occur is available at a reasonable cost. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. Concern has been expressed over the potential environmental impact of hydraulic fracturing operations, including the effect on water resources. In the fracturing process, an accidental release could result in possible environmental damage. While we believe we maintain adequate insurance coverage, pollution and environmental risks generally are not fully insurable. Losses could occur for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Existing insurance coverage may not be renewed. Contractors who perform services may cause claims or losses that result in liability to us. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our business, financial condition and results of operations.

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

In the fracturing process, an accidental release could result in possible environmental damage. All wells have manifolds with escape lines to containment areas. High pressure valves for flow control are on the wellheads. Valves and piping are designed for higher pressures than are typically encountered. Piping is tested prior to any procedure and regular safety inspections and incident drill records are kept on those tests. Despite all of these safety procedures, there are many risks involved in hydraulic fracturing that could result in liability to the Company. In addition, our liability for environmental hazards may include conditions created by the previous owner of properties that are purchased or leased.

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

As of December 31, 2015, the fair value of the contracts with our derivatives counterparty was an asset of approximately $558,000. Any default by this counterparty on its obligations to us could have a material adverse effect on the Company’s financial condition and results of operations.

Our business depends on gathering and transportation facilities owned by others. Any limitation in the availability of those facilities would interfere with our ability to market the natural gas we produce.

The marketability of our natural gas production depends in part on the availability, proximity and capacity of gathering and pipeline systems owned by third parties. The amount of natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to gathering or transportation systems, or lack of contracted transportation capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. We may be provided with only minimal, if any, notice as to when these circumstances will arise, or their duration. In addition, properties may be acquired which are not currently serviced by gathering and transportation pipelines, or the gathering and transportation pipelines in the area may not have sufficient capacity to transport the additional production. As a result, we may not be able to sell production from these properties until the necessary facilities are built.

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

We may not be able to generate enough cash flow to meet our debt obligations and fund our other liquidity needs.

At December 31, 2015, our debt consisted of approximately $3.5 million in borrowings under the Company’s $20.0 million credit facility. In addition to interest expense and principal on our long-term debt, we have demands on our cash resources including, among others, operating expenses and capital expenditures.

Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend upon future performance and our ability to repay or refinance our debt as it becomes due. Our future operating performance and ability to refinance will be affected by economic and capital market conditions, results of operations and other factors, many of which are beyond our control. Our ability to meet our debt service obligations also may be impacted by changes in prevailing interest rates, as borrowing under our existing revolving credit facility bears interest at floating rates.

We may not generate sufficient cash flow from operations. Without sufficient cash flow, there may not be adequate future sources of capital to enable us to service our indebtedness or to fund our other liquidity needs. If we are unable to service our indebtedness and fund our operating costs, we will be forced to adopt alternative strategies that may include:

●	reducing or delaying capital expenditures;

●	seeking additional debt financing or equity capital;

●	selling assets; or

●	restructuring or refinancing debt.

We may not be able to complete any such strategies on satisfactory terms, if at all. Our inability to generate sufficient cash flows to satisfy our debt obligations and fund our liquidity needs, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our financial condition and results of operations.

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

Changes to existing or new regulations may unfavorably impact the Company, could result in increased operating costs, and could have a material adverse effect on our financial condition and results of operations. For example, over the last few years, several bills have been introduced in Congress that, if adopted, would subject companies involved in oil and natural gas exploration and production activities to, among other items, additional regulation of and restrictions on hydraulic fracturing of wells, the elimination of certain U.S. federal tax incentives and deductions available for such activities, and the prohibition or additional regulation of private energy commodity derivative and hedging activities. These and other potential regulations, particularly at the local level, could increase our operating costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business, which could in turn have a material adverse effect on our financial condition, results of operations and cash flows.

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

Even though such legislation has not yet been adopted at the national level, regulatory agencies have begun taking actions to control and/or reduce emissions of greenhouse gases from oil and gas operations. In early 2016, the EPA announced it would commence a formal process requiring companies operating existing oil and gas sources to provide information to assist in the development of comprehensive regulations to reduce methane emissions. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

Environmental legislation and regulatory initiatives, including those relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

We are subject to extensive federal, state and local laws and regulations concerning environmental protection. Government authorities frequently add to those requirements and both oil and gas development generally and hydraulic fracturing in particular, are receiving increased regulatory attention.

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

Activists have attempted to link hydraulic fracturing to various environmental problems, including potential adverse effects on drinking water supplies as well as migration of methane and other hydrocarbons. While hydraulic fracturing historically has been regulated by state and natural gas commissions, the practice has become increasingly controversial in certain parts of the country, resulting in increased scrutiny and regulation from federal agencies. The EPA has conducted a nationwide study into the effects of hydraulic fracturing on drinking water. In June 2015, the EPA released a draft study report for peer review and comment. The draft report did not find evidence of widespread systemic impacts to drinking water, but did find a relative small number of site-specific impacts. The EPA noted that these results could indicate that such effects are rare or that other limiting factors exist. A public comment period on the report was open until August 25, 2015 and a series of public hearing were conducted by the EPA throughout the fall of 2015. The EPA issued its final report and concluded there is no evidence of widespread contamination associated with hydraulic fracturing. The EPA has indicated that it desires to continue to study the matter. In addition, in February 2014 the EPA issued final guidance for underground injection permits that regulate hydraulic fracturing using diesel fuel, where the EPA has permitting authoring under the SDWA. In April 2005, the EPA proposed regulations under the CWA to impose pretreatment standards on wastewater discharges associated with hydraulic fracturing activities. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could lead to further regulation of hydraulic fracturing

From time to time Congress has considered the adoption of legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. Federal agencies have imposed limits on hydraulic fracturing activities on federal lands and many producing states have adopted, or are considering adopting, regulations that could impose more stringent permitting, public disclosure and well construction requirements on hydraulic fracturing operations.

Any of the above factors could have a material adverse effect on our financial position, results of operations or cash flows and could make it more difficult or costly for us to perform hydraulic fracturing

The adoption of derivatives legislation could have an adverse impact on our ability to use derivatives as hedges against fluctuating commodity prices.

In July 2010, the Dodd-Frank Act was enacted, representing an extensive overhaul of the framework for regulation of U.S. financial markets. The Dodd-Frank Act called for various regulatory agencies, including the SEC and the Commodities Futures Trading Commission (“CFTC”), to establish regulations for implementation of many of its provisions. The Dodd-Frank Act contains significant derivatives regulations, including requirements that certain transactions be cleared on exchanges and that cash collateral (margin) be posted for such transactions. The Dodd-Frank Act provides for an exemption from the clearing and cash collateral requirements for commercial end-users, such as Carbon, and it includes a number of defined terms used in determining how this exemption applies to particular derivative transactions and the parties to those transactions.

We have satisfied the requirements for the commercial end-user exception to the clearing requirement and intend to continue to engage in derivative transactions. In December 2015, the CFTC approved final rules on margin requirements that may have an impact on our hedging counterparty and an interim final rule exemption from the margin requirements for certain uncleared swaps with commercial end-users. The final rules did not impose additional requirements on commercial end-users. The ultimate effect of these new rules and any additional regulations is currently uncertain. New rules and regulations in this area may result in significant increased costs and disclosure obligations as well as decreased liquidity as entities that previously served as hedge counterparties exit the market.

Competition in the oil and natural gas industry is intense, making it more difficult for us to acquire properties, market oil and natural gas and secure trained personnel.

Our ability to acquire additional oil and natural gas producing properties and leases and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties. Also, there is substantial competition for investment capital in the industry. Many of our competitors possess financial, technical and personnel resources substantially greater than ours. Those companies may be able to pay more for productive properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. In addition, other companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital, which could have a material adverse effect on our business, financial condition and results of operations.

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

Various proposals have been made recommending the elimination of certain key U.S. federal tax incentives that are currently available with respect to oil and natural gas exploration and development. Any such change could negatively impact our financial condition and results of operations by increasing the costs we incur which would in turn make it uneconomic to drill some prospects if commodity prices are not sufficiently high, resulting in lower revenues and decreases in production and reserves.

We depend on computer and telecommunications systems and failures in our systems or cyber security attacks could significantly disrupt our business operations.

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business. In addition, we have developed management techniques and other information technologies incorporating software licensed from third parties. It is possible we could incur interruption from cyber security attacks, computer viruses or malware. We believe that we have positive relations with our related vendors and maintain adequate anti-virus and malware software and controls, however, any interruptions to our arrangements with third parties for our computing and communication infrastructure or any other interruptions to our information systems could lead to data corruption, communication interruption or otherwise significantly disrupt our business.

Risks Related to the Ownership of our Common Stock

We have incurred and will continue to incur increased costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; any failure to establish and maintain adequate internal control over financial reporting or to recruit, train and retain necessary accounting and finance personnel could have an adverse effect on our ability to accurately and timely prepare our financial statements.

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

Our common stock is not currently listed on a national securities exchange, and we do not currently meet the initial listing standards of a national securities exchange. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial listing standards, that we will be able to maintain any such listing. Until our common stock is listed on a national securities exchange, we expect that it will continue to be eligible and quoted on the OTCQB. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

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

Preferred stock could be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock will be determined by our Board of Directors and could be more advantageous to those investors than to the holders of common stock. In addition, if we need to raise more equity capital from the sale of common stock, institutional or other investors may negotiate terms more favorable than the then current price of Company’s common stock.

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

Year Ended December 31,	Quarter	High	Low

2015	First	$0.73	$0.58

	Second	$0.75	$0.65

	Third	$0.74	$0.60

	Fourth	$0.70	$0.35

2014	First	$0.94	$0.66

	Second	$0.94	$0.53

	Third	$0.98	$0.83

	Fourth	$0.90	$0.63

As of March 15, 2016, the closing price for our common stock on the OTCQB was $0.22 per share.

Holders

As of March 15, 2016, there were approximately 950 holders of record of our common stock. The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

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

The Company’s ability to pay distributions is currently limited by:

●	The terms of our credit facility with Bank of Oklahoma that prohibit us from paying dividends on our common stock while amounts are owed to Bank of Oklahoma; and

●	Delaware General Corporation Law which provides that a Delaware corporation may pay dividends either: 1) out of the corporation's surplus (as defined by Delaware law); or 2) if there is no surplus, out of the corporation's net profit for the fiscal year in which the dividend is declared or the preceding fiscal year. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations, legal restrictions and any other factors the Board of Directors deem relevant.

Securities Authorized for Issuance Under Compensation Plans

The Company has two stock plans, the Carbon 2011 and 2015 Stock Incentive Plans (collectively the “Carbon Plans”). The Carbon Plans were approved by the shareholders of the Company and, in the aggregate, provide for the issuance of 22.6 million shares of common stock for participants eligible to receive awards under the Carbon Plans. See Note 8 of the Consolidated Financial Statements for a description of compensation plans adopted without the approval of the shareholders.

Upon closing the Merger, the Company assumed outstanding options granted prior to the Merger to acquire 342,459 shares of common stock. At the time of the Merger such options became exercisable to acquire Company common stock and the terms of the options were amended to reflect the exchange ratio used to effect the Merger. The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2015:

Equity Compensation Plan Information
				Number of Securities
				Remaining Available
	Number of Securities			for Future Issuance
	to be Issued Upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights		Warrants, and Rights(3)	Reflected in Column (a))
and Description	(a)		(b)	(c)

Equity Compensation Plans
Approved by Security Holders (1)	6,286,160		-	9,763,840

Equity Compensation Plans Not
Approved by Security Holders	163,076	(2)	$0.61	-

Total	6,449,236		$0.61	9,763,840

(1)	In 2011 and 2015, the Company’s shareholders approved the adoption of the Carbon Plans under which 22,600,000 shares, in the aggregate, were reserved for issuance. For the years ended December 31, 2015 and 2014, the Company granted 1,740,000 and 1,600,000 shares of restricted stock, respectively. As of December 31, 2015, there are approximately 4.0 million shares of unvested restricted stock under the Carbon Plans. For each of the years ended December 31, 2015 and 2014, the Company granted 1,600,000 restricted performance units. As of December 31, 2015, there are approximately 6.3 million shares of unvested performance units under the Carbon Plans.
(2)	Consists of options granted prior to the Merger by Nytis USA to an officer of the Company. All of these options were assumed by the Company at the time of the Merger.
(3)	The weighted average exercise price in column (b) excludes the restricted performance units.

Unregistered Sales of Equity Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through December 31, 2015, have been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to us that may cause our results to vary, or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors.” See “Forward-Looking Statements.” The following discussion should also be read in conjunction with our Consolidated Financial Statements, including the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

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

At December 31, 2015, our proved developed reserves were comprised of 11% oil and 89% natural gas. Our limited current capital expenditure program is focused on the development of our oil and coalbed methane reserves. We believe that our drilling inventory and lease position, combined with our low operating expense and cost structure, provides us with a portfolio of opportunities for the development of our oil and natural gas properties. Our growth plan is centered on the following activities:

●	Development and maintenance of the Company’s oil and coalbed methane reserves;

●	Producing property and land acquisitions which provide attractive risk adjusted rates of return; and

●	Development and maintenance of a portfolio of low risk, long-lived oil and natural gas properties that provide stable cash flows and attractive risk adjusted rates of return.

Our revenue, profitability and future growth rate depend on many factors which are beyond our control, such as economic, political and regulatory developments and competition from other industry participants. Oil and gas prices historically have been volatile and may fluctuate widely in the future. Our financial results are sensitive to fluctuations in oil and natural gas prices. The following table highlights the quarterly average of NYMEX price trends for oil and natural gas prices since the first quarter of 2014:

	2014				2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Oil (Bbl)	$98.62	$102.98	$97.21	$73.12	$48.57	$57.96	$46.44	$42.17
Natural Gas (MMBtu)	$4.93	$4.68	$4.07	$4.04	$2.99	$2.61	$2.74	$2.17

In the fourth quarter of 2014, oil prices began a significant decline as global oil supplies began to outpace demand. During 2015 and thus far in 2016, global oil supply has continued to outpace demand resulting in further deterioration in realized prices for oil.

Prices for domestic natural gas began to decline during the third quarter of 2014 and have continued to be weak throughout 2015 and thus far in 2016. The decline in natural gas prices is primarily due to an imbalance between supply and demand across North America.

Average oil and natural gas prices received by the Company for the year ended December 31, 2015 have fallen 45% and 42%, respectively, as compared to the year ended December 31, 2014. The U.S. oil and natural gas industry continues to be confronted by weak commodity prices due to over-supply, growing inventories and concern over global demand.

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

The Company uses the full cost method of accounting for its oil and gas properties and performs a ceiling test quarterly. Because the ceiling calculation requires a rolling 12 month average commodity price, due to the effect of lower prices in 2015, the Company recognized an impairment of approximately $5.4 million on its oil and gas properties.

At December 31, 2015, commodity prices used in the ceiling calculations, based on the required trailing twelve month average, were $2.50 per Mcf of gas and $46.12 per barrel of oil. If the commodity prices had been calculated based on a twelve month simple average of the commodity prices on the first day of the month for the ten months ended December 2015 and the prices for January 2016 and February 2016 were used for the remaining two months in the twelve month average, prices would have averaged $2.40 per Mcf of gas and $43.38 per barrel of oil. Based solely on these lower prices and holding all other factors constant, we would have a further ceiling test impairment of approximately $2.0 million. This calculation of lower commodity prices is prepared based on the presumption that all other inputs and assumptions are held constant with the exception of oil and natural gas prices. Therefore, this calculation strictly isolates the potential impact of commodity prices on our ceiling test limitation and proved reserves. Future write downs or impairments, if any, are difficult to reasonably predict and will depend not only on commodity prices, but also other factors that include, but are not limited to, incremental proved reserves that may be added each period, revisions to previous reserve estimates, capital expenditures and operating costs among other factors. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods and the estimates described in this paragraph should not be construed as indicative of our future results.

Impairment charges do not affect cash flows from operating activities, but do adversely affect net income and stockholders’ equity. If commodity prices continue to decline, this will impact the ceiling test value until such time as commodity prices stabilize or improve. In addition, an extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, cash flows and liquidity. Lower oil and natural gas prices may also reduce the amount of borrowing base under our bank credit facility, which is determined at the discretion of our lender.

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

Operational Highlights

Continued weakness in commodity prices has had a significant adverse impact on our results of operations, our debt balance and the amount of cash flow available to invest in exploration and development activities.

At December 31, 2015, we had approximately 271,000 net acres of mineral leases located in the Appalachian and Illinois Basins of the United States. Approximately 51% of this acreage is held by production and of the remaining acreage, approximately 51% have lease terms of greater than five years remaining in the primary term or contractual extension periods.

The principal focus of our leasing, drilling and completion activities is directed towards a Berea Sandstone formation horizontal oil drilling program in eastern Kentucky and western West Virginia. As of December 31, 2015, we have over 42,000 net mineral acres in the region. Since 2010, we have drilled 54 horizontal wells in the program. During the program, we have enhanced our well performance, improved well drilling and completion performance, including reduced drilling days, increased horizontal lateral length, decreased cost per frac stage and reduced days from spud to first production. In addition, we have established an infrastructure of oil and natural gas gathering and salt water handling and disposal facilities which will benefit the economics of future drilling. We continue to acquire leases and producing properties where we have identified additional potential to expand our activities.

Another area of focus of our drilling and completion activities is the development of a coalbed methane resource located in the Illinois Basin. The Company has approximately 67,000 net mineral acres in Indiana and Illinois which are prospective for the development of coalbed methane. The Company also owns interests in natural gas gathering and compression and salt water disposal facilities. Since 2006, we have conducted a drilling program in the Seelyville coal formation, including participating as a 50% joint venture partners in the drilling of 36 vertical and two horizontal wells. During 2015, the Company participated in the drilling of 25 stratigraphic wells to identify potential future horizontal locations in the Seelyville coal formation.

Our natural gas properties are largely held by production and contain a low risk multi-year development inventory of potential future drilling locations which, at the appropriate level of natural gas commodity price, will provide significant drilling and completion opportunities from multiple producing formations.

Recent Developments

Based on current and expected future prices for oil and natural gas during 2015, we reduced our drilling activity to manage and optimize the utilization of our capital resources. During 2015, our capital expenditures consisted principally of completing wells that were in-progress at the end of 2014 and the expansion of our gathering facilities to provide greater flexibility in moving our natural gas production to markets with more favorable pricing. Development of our oil properties and coalbed methane gas wells during 2016 is contingent on our expectation of future oil and natural gas prices. The Company is evaluating potential producing property and land acquisition opportunities that would expand the Company’s operations and provide attractive risk adjusted rates of returns.

During December 2014, Nytis LLC together with Liberty completed a preliminary closing in accordance with a PSA entered into during October 2014 for the sale of a portion of Nytis LLC’s interest in rights below the base of the Clinton Formation (the “Deep Rights”) underlying certain oil and gas leases located in Kentucky and West Virginia.

Pursuant to the PSA, the Sellers reserved (i) a minority working interest in the Deep Rights, (ii) an overriding royalty interest in certain of the Deep Rights and (iii) all rights from the surface to the base of the Clinton formation underlying the leases. In connection with the preliminary closing of this transaction, Nytis LLC received approximately $12.4 million.

In June 2015, the final closing was completed. In connection with the final closing, Nytis LLC received an additional $42,000 in cash.

During February 2014, Nytis LLC entered into a participation agreement with Liberty that allowed Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky. Pursuant to the participation agreement, Liberty paid Nytis LLC approximately $2.8 million for a forty percent (40%) working interest in the covered leases and additional leases acquired post-closing. In accordance with the agreement, Liberty agreed to pay a disproportionate percentage of the costs associated with drilling and completing 20 wells on the covered leases.

The participation agreement also provided for the reservation by Nytis LLC of an overriding royalty interest with respect to the covered leases that include an agreed upon minimum net revenue interest.

Following the drilling of these 20 wells, Nytis LLC and Liberty will pay their respective costs on a basis proportionate to their working interests. As of December 31, 2015, Liberty had participated in drilling six horizontal wells pursuant to this agreement.

In August 2015, a Kentucky court ruled that, absent provisions in a lease, a lessee may not deduct severance taxes prior to calculating royalties on natural gas production. Currently, the case has been remanded back to a district court in Kentucky for trial. The Company is currently evaluating the impact of this ruling and in the interim has established a reserve for potential additional production taxes on certain of its wells in Kentucky.

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

The Company performs its ceiling tests based on average first-of-the-month prices during the twelve-month period prior to the reporting date. For the year ended December 31, 2015, the Company incurred a ceiling test impairment of approximately $5.4 million. For the year ended December 31, 2014, the Company did not incur a ceiling test impairment.

Depletion is calculated using the capitalized costs in the full cost pool, including estimated asset retirement costs and the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values and depleted based on a unit-of-production method.

●	General and administrative expense. These costs include payroll and benefits for our corporate staff, non-cash stock based compensation, costs of maintaining our offices, costs of managing our production, development and acquisition operations, franchise taxes, audit, tax, legal and other professional fees and legal compliance.

●	Interest expense. We finance a portion of our working capital requirements and acquisitions with borrowings under our bank credit facility. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.

●	Income tax expense. We are subject to state and federal income taxes but historically, (other than in 2014 (primarily due to the Company’s sale of its Deep Rights in certain leases in Kentucky and West Virginia in December 2014)) have not been in a tax paying position for regular federal income taxes, primarily due to the current deductibility of intangible drilling costs (“IDC”) and net operating loss (“NOL”) carryforwards. We pay alternative minimum tax, state income or franchise taxes where IDC or NOL deductions do not exceed taxable income or where state income or franchise taxes are determined on another basis. The Company has generated NOL carryforwards which expire starting in 2031 through 2034. The amount of deferred tax assets considered realizable could change based on estimates of future income or loss.

Results of Operations

The following discussion and analysis relates to items that have affected our results of operations for the years ended December 31, 2015 and 2014. The following table sets forth for the periods presented selected historical statements of operations data. The information contained in the table should be read in conjunction with the Company’s Consolidated Financial Statements and the information under “Forward Looking Statements” above.

	Twelve Months Ended
	December 31,		Percent
(in thousands except per unit data)	2015	2014	Change
Revenue:
Oil sales	$5,045	$12,161	-59%
Natural gas sales	5,663	10,344	-45%
Commodity derivative gain	852	1,246	-31%
Other income	118	325	-64%
Total revenues	11,678	24,076	-51%

Expenses:
Lease operating expenses	2,910	3,333	-13%
Transportation costs	1,710	1,808	-5%
Production and property taxes	887	1,656	-46%
General and administrative	6,741	6,133	10%
Depreciation, depletion and amortization	2,607	2,954	-12%
Accretion of asset retirement obligations	123	117	5%
Impairment of property plant & equipment	5,419	-	*
Total expenses	20,397	16,001	27%

Operating (loss) income	$(8,719)	$8,075	*

Other income and (expense):
Interest expense	$(201)	$(472)	-57%
Equity investment income	16	8	100%
Other expense	(30)	-	*
Total other expense	$(215)	$(464)	-54%

Production data:
Natural gas (MMcf)	2,040	2,138	-5%
Oil and liquids (MBbl)	101	134	-25%
Combined (MMcfe)	2,646	2,942	-10%

Average prices before effects of hedges:
Natural gas (per Mcf)	$2.78	$4.83	-42%
Oil and liquids (per Bbl)	$49.83	$91.07	-45%
Combined (per Mcfe)	$4.04	$7.65	-47%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$3.01	$5.17	-42%
Oil and liquids (per Bbl)	$53.48	$94.94	-44%
Combined (per Mcfe)	$4.37	$8.07	-46%

Average costs (per Mcfe):
Lease operating expenses	$1.10	$1.13	-3%
Transportation costs	$0.65	$0.61	7%
Production and property taxes	$0.33	$0.56	-41%
Depreciation, depletion and amortization	$0.98	$1.00	-2%

*	Not meaningful or applicable
**	Includes realized and unrealized commodity derivative gains

Oil and natural gas sales- Revenues from sales of oil and natural gas decreased 52% to approximately $10.7 million for the year ended December 31, 2015 from approximately $22.5 million for the year ended December 31, 2014. Oil revenues for the year ended December 31, 2015 decreased 59% compared to the year ended December 31, 2014, primarily due to a 45% decrease in oil prices and a 25% decrease in oil production. Following a decline in oil prices in the fourth quarter of 2014, the Company’s average oil prices fluctuated throughout 2015 with a high of $60.59 per barrel in June of 2015 and a low of $35.60 per barrel in December 2015. Natural gas revenues in the year ended December 31, 2015 decreased 45% over the same period in 2014 primarily due to a 42% decrease in natural gas prices and a 5% decrease in gas production. Average natural gas prices declined throughout the year from a high of $3.36 per Mcf in January 2015 to a low of $1.97 per Mcf in December 2015. The declines in oil and natural gas production were primarily attributed to normal natural production declines and less production in 2015 due to lack of drilling activity compared to 2014.

Commodity derivative gains (losses)- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed price swap contracts and costless collars when our management believes that available futures prices for our oil and natural gas production are sufficient to warrant hedging to ensure predicable cash flows for certain of the Company’s production. Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-market gains or losses as well as settlement gains or losses on the derivative instruments, are currently recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts. For the years ended December 31, 2015 and 2014, we had hedging gains of approximately $852,000 and $1.2 million, respectively.

Lease operating expenses- Lease operating expenses for the year ended December 31, 2015 decreased 13% compared to the year ended December 31, 2014. On a per Mcfe basis, lease operating expenses decreased from $1.13 per Mcfe for the year ended December 31, 2014 to $1.10 per Mcfe for the year ended December 31, 2015. The decrease was primarily attributed to lower water hauling and salt water disposal fees as a result of lower initial oil production, partially offset by increased well maintenance and workover costs incurred to maintain and/or improve production.

Transportation costs- Transportation costs decreased 5% from approximately $1.8 million for the year ended December 31, 2014 to approximately $1.7 million for the year ended December 31, 2015, primarily due to a 5% decrease in natural gas production. On a per Mcfe basis, these expenses increased from $0.61 per Mcfe for the year ended December 31, 2014 to $0.65 per Mcfe for the year ended December 31, 2015. During the latter half of 2015, the Company incurred additional transportation and gathering costs to move its gas to markets with more favorable pricing and to avoid pipeline and/or gathering system interruptions, thereby increasing the net overall price received by the Company for certain of its gas production.

Production and property taxes- Production and property taxes decreased from approximately $1.7 million for the year ended December 31, 2014 to approximately $887,000 for the year ended December 31, 2015. This decrease is primarily attributed to a 52% decrease in oil and natural gas sales revenues. The decrease was partially offset by a reserve established by the Company for potential additional production taxes on certain of its wells in Kentucky due to a recent court ruling. Production taxes are generally calculated as a percentage of sales revenue, which averages approximately 4.2% for the Company. Ad valorem taxes rates, which can fluctuate by year, are determined by individual counties where the Company has production and are assessed on the Company’s oil and natural gas revenues one or two years in arrears depending upon the location of the production.

Depreciation, depletion and amortization (DD&A)- DD&A for 2015 decreased approximately 12% as compared to the same period in 2014 primarily due to a 10% decrease in oil and natural gas production. On a per Mcfe basis, DD&A decreased from $1.00 per Mcfe for the year ended December 31, 2014 to $0.98 per Mcfe for the year ended December 31, 2015.

Impairment of oil and gas properties- At December 31, 2015, commodity prices used in the ceiling calculation, based on the required trailing 12-month average, were $46.11 per barrel of oil and $2.50 per Mcf of natural gas, resulting in an impairment of approximately $5.4 million for the fourth quarter of 2015. The Company did not record an impairment for the year ended December 31, 2014. The ceiling limitation calculation is not intended to be indicative of the fair market value of our proved reserves or future results. Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet. Any recorded impairment is not reversible at a later date.

General and administrative expenses- General and administrative expenses for the year ended December 31, 2015 increased 10% from the same period in 2014. The increase in general and administrative expenses is primarily attributed to personnel related costs, costs associated with potential acquisition opportunities and lower drilling overhead reimbursements as a result of substantially less drilling activity in 2015 as compared to 2014. Non-cash stock based compensation and other general and administrative expenses for the years ended December 31, 2015 and 2014 are summarized in the following table:

	Year Ended December 31,		Increase/
	2015	2014	(Decrease)
General and administrative expenses
(in thousands)
Stock-based compensation	$1,443	$1,492	$(49)
Other general and administrative expenses	5,298	4,641	657
Total general and administrative expenses	$6,741	$6,133	$608

Interest expense- Interest expense decreased from approximately $472,000 for the year ended December 31, 2014 to approximately $201,000 for the year ended December 31, 2015 primarily due to lower average effective interest rates and lower average outstanding debt during 2015 as compared to 2014. In December 2014, the Company reduced its outstanding debt by approximately $12.3 million with proceeds from the sale of its Deep Rights in certain leases in Kentucky and West Virginia.

Liquidity and Capital Resources

Our exploration, development, and acquisition activities require us to make significant operating and capital expenditures. Historically, we have used cash flow from operations and our bank credit facility as our primary sources of liquidity, and on occasion, we have engaged in asset monetization transactions.

Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations. Prices we receive are determined by prevailing market conditions and greatly influence our revenue, cash flow, profitability, access to capital and future rate of growth. We employ a commodity hedging strategy to reduce exposure to price fluctuations in commodity prices. As of December 31, 2015, we have outstanding natural gas hedges of 160,000 MMBtu for 2016 at an average price of $3.39 per MMBtu and 120,000 MMBtu for 2017 at an average price of $3.27 per MMBtu. In addition, as of December 31, 2015, we have outstanding natural gas costless collars of 120,000 MMBtu with weighted average floor and ceiling prices of $2.75 and $3.40, respectively, for 2016 and outstanding oil costless collars of 22,000 barrels with weighted average floor and ceiling prices of $49.32 and $58.52, respectively, for 2016 and 18,000 barrels with weighted average floor and ceiling prices of $48.33 and $61.67, respectively, for 2017. This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2016 and 2017. However, future hedging activities may result in reduced income or even financial losses to us. See “Risk Factors—The use of derivative instruments used in hedging arrangements could result in financial losses or reduce income,” for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. As of December 31, 2015, our derivative counterparty was party to our credit facility, or its affiliates.

The other primary source of liquidity is our credit facility (described below), which had an aggregate borrowing base of $20.0 million of which $16.5 million was available as of December 31, 2015. This facility is used to fund operations, capital programs, and acquisitions and to refinance debt, as needed and if available. The credit facility is secured by substantially all of our assets and matures in May 2017. See—“Bank Credit Facility” below for further details. We had approximately $3.5 million drawn on our credit facility as of December 31, 2015.

Our ability to access the debt and equity capital markets on economical terms is affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

We believe we are well positioned for the current economic environment due to our low level of debt, access to undrawn debt capacity, our large inventory of drilling locations and acreage position, minimal capital expenditure obligations and our experience as a low cost operator. We expect that our net cash provided by operating activities may be adversely affected by continued low commodity prices, however, we believe that our expected future cash flows provided by operating activities and the $16.5 million of additional borrowing capacity available under our credit facility as of December 31, 2015 will be sufficient to fund our normal recurring operating needs, our contractual obligation and anticipated capital expenditures, other than the potential acquisition of additional oil and natural gas properties. However, if our revenue and cash flow decrease in the future as a result of a deterioration in domestic and global economic conditions or the continuation of the recent significant decline in oil and natural gas prices, we may elect to reduce our planned capital expenditures. We believe that our financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate. See “Risk Factors,” for a discussion of the risks and uncertainties that affect our business and financial and operating results.

Bank Credit Facility

Nytis LLC has a bank credit facility which consists of a $20.0 million credit facility (the “Credit Facility”) with Bank of Oklahoma. The Credit Facility will mature in May 2017 and is guaranteed by Nytis USA and Carbon. Our availability under the Credit Facility is governed by a borrowing base (the “Borrowing Base”), which at December 31, 2015 was $20.0 million. The determination of the Borrowing Base is made by the lender in its sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and natural gas properties in accordance with the lender’s customary practices for oil and natural gas loans. The available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. The next redetermination of the Borrowing Base is expected to occur in May 2016. In addition to the semi-annual redeterminations, Nytis LLC and the lender each have discretion at any time, but not more often than once during a calendar year, to have the Borrowing Base redetermined.

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

The Credit Facility includes terms that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions. The Credit Facility requires satisfaction of a minimum current ratio (the ratio of current assets (including borrowing base capacity) to current liabilities) of 1.0 to 1.0 and a maximum funded debt ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges)) of 4.25 to 1.0, for the most recently completed fiscal quarter times four. As the funded debt ratio is dependent on EBITDAX for the most recently completed fiscal quarter, due to low oil and natural gas prices to date during 2016, the Company may exceed its funded debt ratio for the first quarter of 2016. If we were to fail to perform our obligation under this covenant or the current ratio covenant or other obligations and were not able to obtain a temporary waiver from Bank of Oklahoma, it could cause an event of default and the Credit Facility could be terminated and amounts outstanding could be declared immediately due and payable by the lenders, subject to notice and, in certain cases, cure periods. In addition, Bank of Oklahoma would no longer have an obligation to advance funds. Other events of default include non-payment, breach of warranty, default on other indebtedness, certain adverse judgments, change of control, and a failure of the liens securing the Credit Facility. In addition, bankruptcy and insolvency events with respect to Nytis LLC or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facility.

As of December 31, 2015 there was approximately $3.5 million in borrowings under the Credit Facility. The Company’s effective borrowing rate at December 31, 2015 was approximately 2.8%.

In addition, the Credit Facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements and agreements designated to protect the Company against changes in interest and currency exchange rates. The maximum amount of credit on this line is $9.5 million.

Sources and Uses of Cash

Our primary sources of liquidity and capital resources are operating cash flow, borrowings under our Credit Facility and occasional asset monetization transactions. Our primary uses of funds are expenditures for exploration and development activities, leasehold and property acquisitions, other capital expenditures and debt service.

The significant decline in year-over-year prices from our oil and natural gas production adversely impacted our operating cash flow for 2015 and consequently reduced the amount of cash available for development activities.

The following table presents net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2015 and 2014.

	Years Ended
	December 31,
(in thousands)	2015	2014

Net cash provided by operating activities	$509	$11,696
Net cash (used in) provided by investing activities	$(2,435)	$3,623
Net cash provided by (used in) financing activities	$1,099	$(14,430)

Net cash provided by operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital. Operating cash flows were approximately $11.2 million lower for the year ended December 31, 2015 as compared to the same period in 2014. This decrease was primarily due to lower oil and natural gas revenues of 59% and 45%, respectively, and lower oil and natural gas production of 25% and 5%, respectively.

Net cash used in investing activities is primarily comprised of the acquisition, exploration, and development of oil and natural gas properties, net of dispositions of oil and natural gas properties. Net cash used in investing activities increased approximately $6.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. In 2014, the Company received approximately $15.3 million proceeds associated with the sale of its deep rights in certain leases located in Kentucky and West Virginia and the participation agreement with Liberty which was partially offset by capital expenditures of approximately $11.2 million and other investing activities of approximately $410,000. The Company’s 2015 capital expenditures were approximately $8.1 million lower than in 2014 due to the Company scaling down its drilling and development programs of its oil properties as a result of the decline in oil prices.

The increase in financing cash flows of approximately $15.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to the 2014 purchase of approximately 8.2 million shares of the Company’s common stock for approximately $3.3 million and payments resulting in a net reduction of approximately $10.7 million in amounts due under the Company’s Credit Facility in 2014.

Capital Expenditures

Capital expenditures for the years ended December 31, 2015 and 2014 are summarized in the following table:

	Years Ended December 31,
(in thousands)	2015	2014

Acquisition of oil and gas properties:
Unevaluated properties	$341	$2,166
Oil and natural gas producing properties	-	78

Drilling and development	2,106	8,685
Pipeline and gathering	578	144
Other	87	172
Total capital expenditures	$3,112	$11,245

Capital expenditures reflected in the table above represent cash used for capital expenditures.

Due to the expected higher rate of return on invested capital on oil wells versus natural gas wells, the Company’s capital expenditure program has, since 2012, focused principally on the development of its oil prospects. In addition, we managed our capital expenditures by keeping our exploration and development capital spending near our cash flows. We were able to expand our oil drilling program in 2014 by entering into two separate drilling programs with Liberty. Due to low commodity prices, the Company curtailed its drilling program in 2015 and focused on expanding its gathering facilities which would provide greater flexibility in moving its natural gas production to markets with more favorable pricing. Other factors impacting the level of our capital expenditures include the cost and availability of oil field services, general economic and market conditions, and weather disruptions.

Off-balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2015, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements, (ii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as natural gas transportation commitments, and (iii) oil and natural gas physical delivery contracts that are not expected to be net cash settled and are considered to be normal sales contracts and not derivatives. We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Capitalized costs applicable to each full cost center are depleted using the units-of-production method based on conversion to common units of measure using one barrel of oil as an equivalent to six thousand cubic feet of natural gas. Changes in estimates of reserves or future development costs are accounted for prospectively in the depletion calculations. Based on this accounting policy, our December 31, 2015 and 2014 reserves estimates were used for our respective period depletion calculations. These reserves estimates were calculated in accordance with SEC rules. See “Business—Reserves” and Notes 1 and 2 to the Consolidated Financial Statements for a more complete discussion of the rule and our estimated proved reserves as of December 31, 2015 and 2014.

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a quarterly ceiling test for each cost center. The full cost ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is not a fair value based measurement. Rather, it is a standardized mathematical calculation. The test determines a limit, or ceiling, on the book value of our oil and natural gas properties. That limit is basically the after tax present value of the future net cash flows from proved oil and natural gas reserves. This ceiling is compared to the net book value of the oil and natural gas properties reduced by any related net deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, an impairment or non-cash write-down is required. Such impairments are permanent and cannot be recovered even if the sum of the components noted above exceeds capitalized costs in future periods. The two primary factors impacting this test are reserve levels and oil and natural gas prices and their associated impact on the present value of estimated future net revenues. In the fourth quarter of 2015, the carrying value of our oil and gas properties subject to the ceiling test exceeded the calculated value of the ceiling limitation, and we recognized an impairment of approximately $5.4 million. This impairment resulted primarily from the impact of a decrease in the 12-month average trailing price for oil and natural gas utilized in determining the future net cash flows from proved reserves. Lower oil and natural gas prices may not only decrease our revenues, but may also reduce the amount of oil and natural gas that the Company can produce economically and potentially lower our oil and natural gas reserves. Negative revisions to estimates of oil and natural gas reserves and decreases in prices can have a material impact of the present value of estimated future net revenues which may require us to recognize additional impairments of our oil and natural gas properties in future periods. For the year ended December 31, 2014, the Company did not incur a ceiling test impairment.

In countries or areas where the existence of proved reserves has not yet been determined, leasehold costs, seismic costs, and other costs incurred during the exploration phase remain capitalized as unproved property costs until proved reserves have been established or until exploration activities cease. Investments in unproved properties are not depleted pending the determination of the existence of proved reserves. If exploration activities result in the establishment of proved reserves, amounts are reclassified as proved properties and become subject to depreciation, depletion, and amortization, and the application of the ceiling limitation. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to individually assess properties whose costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized in the appropriate full cost pool. Subject to industry conditions, evaluation of most of our unproved properties and inclusion of these costs in proved property costs subject to amortization are expected to be completed within five years.

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

As of December 31, 2015 and 2014, the fair value of the Company’s derivative agreements was an asset of approximately $559,000 and $1.3 million, respectively. The fair value measurement of commodity derivative assets and liabilities are measured based upon our valuation model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) notional quantities, (d) current market and contractual prices for the underlying instruments; and (e) the counterparty’s credit risk. Volatility in oil and natural gas prices could have a significant impact on the fair value of our derivative contracts. See Note 10 to the Consolidated Financial Statements for further discussion. The values we report in our financial statements are as of a point in time and subsequently change as these estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.

Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period and we expect the volatility to continue. Actual gains or losses recognized related to our commodity derivative instruments will likely differ from those estimated at December 31, 2015 and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

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

In assessing the need for a valuation allowance on our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether future book income is sufficient to reverse existing temporary differences that give rise to deferred tax assets, as well as whether future taxable income is sufficient to utilize net operating loss and credit carryforwards. Assessing the need for, or the sufficiency of, a valuation allowance requires the evaluation of all available evidence, both positive and negative. Positive evidence considered by management includes current book income in 2013 and 2014, forecasted book income if commodity prices increase, and taxable proceeds from the Liberty participation agreements and the sale of the Company’s Deep Rights in certain leases in Kentucky and West Virginia in 2014. Negative evidence considered by management includes a recent history of book losses which were driven primarily from ceiling test write-downs, which are not fair value based measurements and current commodity prices which will impact forecasted income or loss.

As of December 31, 2015 and 2014, management assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to use the Company’s deferred tax assets and determined that it is not more-likely-than-not that the deferred tax assets would be realized in the near future. Based on this assessment, the Company recorded a full valuation allowance of approximately $16.7 million and $13.2 million on its deferred tax assets as of December 31, 2015 and 2014, respectively.

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

The following table represents a reconciliation of our net earnings, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2015 and 2014.

	For the Year Ended
	December 31,
(in thousands)	2015	2014

Net (loss) income	$(8,934)	$7,235

Adjustments:
Interest expense	201	471
Depreciation, depletion and amortization	2,607	2,954
Income taxes	-	377
EBITDA	(6,126)	11,037

Adjusted EBITDA
EBITDA	(6,126)	11,037
Adjustments:
Accretion of asset retirement obligations	123	117
Impairment of oil and gas properties	5,419	-
Non-cash stock compensation	1,443	1,492
Adjusted EBITDA	$859	$12,646

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Carbon Natural Gas Company

We have audited the accompanying consolidated balance sheets of Carbon Natural Gas Company and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carbon Natural Gas Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP
Denver, Colorado March 28, 2016

CARBON NATURAL GAS COMPANY

Consolidated Balance Sheets

(In thousands)

	December 31,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$305	$1,132
Accounts receivable:
Revenue	1,082	2,287
Joint interest billings and other	778	1,038
Commodity derivative asset	408	1,322
Prepaid expense, deposits and other current assets	213	141
Total current assets	2,786	5,920

Property and equipment (note 4)
Oil and gas properties, full cost method of accounting:
Proved, net	25,032	30,698
Unproved	3,194	2,789
Other property and equipment, net	238	304
	28,464	33,791

Investments in affiliates (note 5)	1,025	1,009
Other long-term assets	433	911
Total assets	$32,708	$41,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,621	$7,792
Firm transportation contract obligations (note 12)	436	487
Total current liabilities	6,057	8,279
Non-current liabilities:
Firm transportation contract obligations (note 12)	416	852
Asset retirement obligations (note 2)	3,095	2,968
Notes payable (note 6)	3,500	2,100
Total non-current liabilities	7,011	5,920

Commitments and contingencies (note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 1,000,000 shares, no shares issued and outstanding at December 31, 2015 and 2014	-	-
Common stock, $0.01 par value; authorized 200,000,000 shares,107,655,916 and 106,875,447 shares issued and outstanding at December 31, 2015 and 2014, respectively	1,077	1,069
Additional paid-in capital	54,394	53,160
Accumulated deficit	(38,130)	(29,832)
Total Carbon stockholders’ equity	17,341	24,397
Non-controlling interests	2,299	3,035
Total stockholders’ equity	19,640	27,432

Total liabilities and stockholders’ equity	$32,708	$41,631

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Twelve months ended December 31,
	2015	2014

Revenue:
Oil sales	$5,045	$12,161
Natural gas sales	5,663	10,344
Commodity derivative gain	852	1,246
Other income	118	325
Total revenue	11,678	24,076

Expenses:
Lease operating expenses	2,910	3,333
Transportation costs	1,710	1,808
Production and property taxes	887	1,656
General and administrative	6,741	6,133
Depreciation, depletion and amortization	2,607	2,954
Accretion of asset retirement obligations	123	117
Impairment of oil and gas properties	5,419	-
Total expenses	20,397	16,001

Operating (loss) income	(8,719)	8,075

Other income and (expense):
Interest expense	(201)	(471)
Equity investment income	16	8
Other	(30)	-
Total other expense	(215)	(463)

(Loss) income before income taxes	(8,934)	7,612

Income tax expense:
Current	-	377

Net (loss) income	(8,934)	7,235

Net loss (income) attributable to non-controlling interests	636	(294)

Net (loss) income attributable to controlling interest	$(8,298)	$6,941

Net (loss) income per common share:
Basic	$(0.08)	$0.06
Diluted	$(0.08)	$0.06
Weighted average common shares outstanding (in thousands):
Basic	106,700	108,988
Diluted	106,700	114,024

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional	Non-		Total
	Common Stock		Paid-in	Controlling	Accumulated	Stockholders’
	Shares	Amount	Capital	Interests	Deficit	Equity
Balances, December 31, 2013	114,470	$1,145	$55,029	$3,045	$(36,773)	$22,446
Purchase of common stock	(8,154)	(82)	(3,179)	-	-	(3,261)
Stock-based compensation	-	-	1,492	-	-	1,492
Restricted stock activity including vesting and shares exchanged for tax withholding	559	6	(182)	-	-	(176)
Non-controlling interests distributions, net	-	-	-	(304)	-	(304)
Net income	-	-	-	294	6,941	7,235
Balances, December 31, 2014	106,875	$1,069	$53,160	$3,035	$(29,832)	$27,432
Stock-based compensation	-	-	1,443	-	-	1,443
Restricted stock activity including vesting and shares exchanged for tax withholding	780	8	(209)	-	-	(201)
Non-controlling interests distributions, net	-	-	-	(100)	-	(100)
Net loss	-	-	-	(636)	(8,298)	(8,934)
Balances, December 31, 2015	107,655	$1,077	$54,394	$2,299	$(38,130)	$19,640

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Cash Flows

(In thousands)

	Twelve months ended December 31,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(8,934)	$7,235
Items not involving cash:
Depreciation, depletion and amortization	2,607	2,954
Accretion of asset retirement obligations	123	117
Impairment of oil and gas properties	5,419	-
Unrealized derivative loss (gain)	763	(1,648)
Stock-based compensation expense	1,443	1,492
Equity investment income	(16)	(8)
Other	(12)	-
Net change in:
Accounts receivable	1,631	37
Prepaid expenses, deposits and other current assets	(72)	(46)
Accounts payable, accrued liabilities and firm transportation contracts	(2,443)	1,563
Net cash provided by operating activities	509	11,696

Cash flows from investing activities:
Development of oil and gas properties and other capital expenditures	(3,112)	(9,001)
Acquisition of oil and gas properties	-	(2,244)
Proceeds from sale of oil and gas properties and other fixed assets	213	15,276
Other long-term assets	464	(408)
Net cash (used in) provided by investing activities	(2,435)	3,623

Cash flows from financing activities:
Purchase of common stock	-	(3,261)
Vested restricted stock exchanged for tax withholding	(201)	(176)
Proceeds from notes payable	2,000	5,700
Payments on notes payable	(600)	(16,389)
Distribution to non-controlling interests	(100)	(304)
Net cash provided by (used in) financing activities	1,099	(14,430)

Net (decrease) increase in cash and cash equivalents	(827)	889

Cash and cash equivalents, beginning of period	1,132	243

Cash and cash equivalents, end of period	$305	$1,132

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

Cash and Cash Equivalents

Cash and cash equivalents, if any, in excess of daily requirements have been generally invested in money market accounts, certificates of deposits and other cash equivalents with maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the Consolidated Financial Statements. The carrying amount of cash equivalents approximates fair value because of the short maturity and high credit quality of these investments.

Accounts Receivable

The Company’s accounts receivables are primarily comprised of oil and natural gas revenues from producing activities conducted primarily in Illinois, Indiana, Kentucky, Ohio, Tennessee and West Virginia and from other exploration and production companies and individuals who own working interests in the properties that the Company operates. The Company grants credit to all qualified customers, which potentially subjects the Company to credit risk resulting from, among other factors, adverse changes in the industries in which the Company operates and the financial condition of its customers. The Company continuously monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon its historical experience and any specific customer collection issues that it has identified. At December 31, 2015 and 2014, the Company had not identified any collection issues related to its oil and gas operations and as a consequence no allowance for doubtful accounts was provided for on those dates.

Note 2 – Summary of Significant Accounting Policies (continued)

Oil and Natural Gas Sales

The Company principally sells its oil and natural gas production to various purchasers in the industry. The table below presents percentages by purchaser that account for 10% or more of our total oil and natural gas sales for the years ended December 31, 2015 and 2014. There are a number of purchasers in the areas where the Company sells its production. Management does not believe that changing its primary purchasers or a loss of any other single purchaser would materially impact the Company’s business.

Purchaser	2015	2014
Purchaser A	24%	29%
Purchaser B	18%	20%
Purchaser C	15%	13%
Purchaser D	15%	11%

The Company recognizes an asset or a liability, whichever is appropriate, for revenues associated with over-deliveries or under-deliveries of natural gas to purchasers. A purchaser imbalance asset occurs when the Company delivers more natural gas than it nominated to deliver to the purchaser and the purchaser pays only for the nominated amount. Conversely, a purchaser imbalance liability occurs when the Company delivers less natural gas than it nominated to deliver to the purchaser and the purchaser pays for the amount nominated. As of December 31, 2015 and 2014, the Company had a purchaser imbalance receivable of approximately $270,000 and approximately $182,000 which are recognized as a current asset in the Company’s Consolidated Balance Sheets.

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

No gain or loss is recognized upon disposal of oil and gas properties unless such disposal significantly alters the relationship between capitalized costs and proved reserves. See Note 3 regarding the Company’s 2015 divestitures. All costs related to production activities, including work-over costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense as incurred.

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

For the year ended December 31, 2015, the Company recognized a ceiling test impairment of approximately $5.4 million. For the year ended December 31, 2014, the Company did not recognize a ceiling test impairment as the Company’s full cost pool did not exceed the ceiling limitation. Future declines in oil and natural gas prices could result in impairments of our oil and gas properties in future periods. Because the ceiling test used previous twelve month period average commodity prices, the effect of declining prices since mid-2014 had a negative impact on the average price used to value our reserves which will lower the ceiling test value in future periods and may result in additional impairments of our oil and gas properties. The effect of price declines will impact the ceiling test value until such time commodity prices stabilize or improve. Impairment changes are a non-cash charge and accordingly would not affect cash flows but would adversely affect our net income and shareholders’ equity.

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

The following table is a reconciliation of the ARO for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
(in thousands)	2015	2014

Balance at beginning of year	$2,968	$2,699
Accretion expense	123	117
Additions during period	4	152

Balance at end of year	$3,095	$2,968

Note 2 – Summary of Significant Accounting Policies (continued)

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivables, accounts payables, accrued liabilities, commodity derivative instruments and its notes payable. The carrying value of cash and cash equivalents, accounts receivables, payables and accrued liabilities are considered to be representative of their fair value, due to the short maturity of these instruments. The Company’s commodity derivative instruments are recorded at fair value, as discussed below and in Note 10. The carrying amount of the Company’s notes payable approximated fair value since borrowings bear interest at variable rates, which are representative of the Company’s credit adjusted borrowing rate.

Commodity Derivative Instruments

The Company enters into commodity derivative contracts to manage its exposure to oil and natural gas price volatility with an objective to achieve more predictable cash flows. Commodity derivative contracts may take the form of futures contracts, swaps, collars or options. The Company has elected not to designate its derivatives as cash flow hedges. All derivatives are initially and subsequently measured at estimated fair value and recorded as assets or liabilities on the Consolidated Balance Sheets and the changes in fair value are recognized as gains or losses in revenues in the Consolidated Statements of Operations.

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

Revenue Recognition

Oil and natural gas revenues are recognized when production volumes are sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred and collectability is reasonably assured. Natural gas revenues are recognized on the basis of the Company’s net working revenue interest. Net deliveries in excess of entitled amounts are recorded as a liability, while net deliveries lower than entitled amounts are recorded as a receivable.

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

Note 2 – Summary of Significant Accounting Policies (continued)

The following table sets forth the calculation of basic and diluted (loss) income per share:

	For the Year Ended December 31,
(in thousands except per share amounts)	2015	2014

Net (loss) income	$(8,298)	$6,941

Basic weighted-average common shares outstanding during the period	106,700	108,988

Add dilutive effects of stock options, warrants and non-vested shares of restricted stock	-	5,036

Diluted weighted-average common shares outstanding during the period	106,700	114,024

Basic net (loss) income per common share	$(0.08)	$0.06
Diluted net (loss) income per common share	$(0.08)	$0.06

For the year ended December 31, 2015, the Company had a net loss and therefore the diluted loss per common share calculation exclude the anti-dilutive effects of approximately 163,000 stock options, 250,000 warrants and approximately 5.0 million non-vested shares of restricted stock. In addition, approximately 6.3 million restricted performance units subject to future contingencies were excluded from the basic and diluted loss per share calculations. For the year ended December 31, 2014, the diluted income per common share calculation excludes the dilutive effect of approximately 2.7 million warrants that were out-of-the money and approximately 4.7 million restricted performance units subject to future contingencies.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities. Significant items subject to such estimates and assumptions include the carrying value of oil and gas properties, the estimate of proved oil and gas reserve volumes and the related depletion and present value of estimated future net cash flows and the ceiling test applied to capitalized oil and gas properties, determining the amounts recorded for deferred income taxes, stock-based compensation, fair value of commodity derivative instruments and asset retirement obligations. Actual results could differ from those estimates and assumptions used.

Adopted and Recently Issued Accounting Pronouncements

In May 2014, the FASB issued new authoritative accounting guidance related to the recognition of revenue from contracts with customers. This guidance is to be applied using a retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application is not permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

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

In April 2015, the FASB issued new authoritative guidance to simplify the presentation of debt issuance costs in financial statements by presenting such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. In August 2015, the FASB issued new authoritative guidance which amended the earlier guidance as it did not address the balance sheet presentation of debt issuance costs incurred in connection with line-of-credit arrangements. Under the new guidance, a company may defer debt issuance costs associated with line-of-credit arrangements and present such costs as an asset, subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. Both of these debt issuance cost related guidances are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, should be applied retrospectively and represent a change in accounting principle Early adoption is permitted. The Company adopted these guidances and elected to continue presenting the debt issuance costs associated with its Credit Facility as other long-term assets in the Consolidated Balance Sheets.

Note 2 – Summary of Significant Accounting Policies (continued)

In November 2015, the FASB issued new authoritative guidance to simplify the financial statement presentation of deferred taxes by presenting both current and noncurrent deferred tax assets and liabilities as noncurrent on the balance sheet. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and may be applied either prospectively or retrospectively to all periods presented, and early adoption is permitted.

Note 3 – Dispositions and Acquisitions

Liberty Participation Agreement

During 2014, Nytis LLC entered into a participation agreement with Liberty Energy LLC (“Liberty”) that allowed Liberty to participate with Nytis LLC in the drilling and completion of wells on certain of Nytis LLC’s leases located in Kentucky.

Pursuant to the participation agreement, Liberty paid Nytis LLC approximately $2.8 million for a forty percent (40%) working interest in the covered leases and additional leases acquired post-closing. In accordance with the agreement, Liberty will pay a disproportionate percentage of the costs associated with drilling and completing 20 wells on the covered leases.

Following the drilling of these 20 wells, Nytis LLC and Liberty will pay their respective costs on a basis proportionate to their working interests. As of December 31, 2015, Liberty had participated in drilling six horizontal wells pursuant to this agreement.

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

Divestitures

During December 2014, Nytis LLC together with Liberty, (the “Sellers”) completed a preliminary closing in accordance with a Purchase and Sale Agreement (the “PSA”) entered into during October 2014, for the sale of a portion of Nytis LLC’s interest in rights below the base of the Clinton Formation (the “Deep Rights”) underlying certain oil and gas leases located in Kentucky and West Virginia.

Pursuant to the PSA, the Sellers reserved (i) a minority working interest in the Deep Rights, (ii) an overriding royalty interest in certain of the Deep Rights and (iii) all rights from the surface to the base of the Clinton formation underlying the leases. In connection with the closing of this transaction, Nytis LLC received approximately $12.4 million in cash.

During 2015, the final closing was completed. In connection with the final closing of this transaction, Nytis LLC received an additional $42,000 in cash.

In October 2015, the Company received $145,000 for the sale of its interests in seven oil and gas properties located in Bell County, Kentucky.

As neither of these transactions significantly altered the relationship between capitalized costs and proved reserves, the Company did not recognize a gain or loss. The proceeds from these divestitures were recorded as a reduction of the Company’s investment in its proved and unproved oil and natural gas properties.

Note 4 – Property and Equipment

Net property and equipment at December 31, 2015 and 2014 consists of the following:

(in thousands)	As of December 31,
	2015	2014

Oil and gas properties:
Proved oil and gas properties	$97,453	$95,233
Unproved properties not subject to depletion	3,194	2,789
Accumulated depreciation, depletion, amortization and impairment	(72,421)	(64,535)
Net oil and gas properties	28,226	33,487

Furniture and fixtures, computer hardware and software, and other equipment	825	1,131
Accumulated depreciation and amortization	(587)	(827)
Net other property and equipment	238	304

Total net property and equipment	$28,464	$33,791

The Company had approximately $3.2 million and $2.8 million, at December 31, 2015 and 2014, respectively, of unproved oil and gas properties not subject to depletion. At December 31, 2015 and 2014, the Company’s unproved properties consist principally of leasehold acquisition costs in the following areas:

	As of December 31,
(in thousands)	2015	2014

Illinois Basin:
Indiana	$433	$433
Illinois	309	420
Appalachian Basin:
Kentucky	1,523	1,142
Ohio	66	66
West Virginia	863	728

Total unproved properties not subject to depletion	$3,194	$2,789

During the years ended December 31, 2015 and 2014, expiring leasehold costs reclassified into proved property were approximately $189,000 and $194,000, respectively. The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties. These costs do not relate to any individually significant projects. The excluded properties are assessed for impairment at least annually.

The Company capitalized overhead applicable to acquisition, development and exploration activities of approximately $576,000 and $520,000 for the years ended December 31, 2015 and 2014, respectively.

Depletion expense related to oil and gas properties for the years ended December 31, 2015 and 2014 was approximately $2.5 million and $2.8 million or $0.93 and $0.95 per Mcfe, respectively. Depreciation and amortization expense related to furniture and fixtures, computer hardware and software and other equipment for the years ended December 31, 2015 and 2014 was approximately $140,000 and $154,000, respectively.

Note 5 – Equity Method Investment

The Company has a 50% interest in Crawford County Gas Gathering Company, LLC (“CCGGC”) which owns and operates pipelines and related gathering and treating facilities. The Company’s gas production located in Illinois is gathered and transported on CCGGC’s gathering facilities. The Company’s investment in CCGGC is accounted for under the equity method of accounting, and its share of the income or loss is recognized. For the years ended December 31, 2015 and 2014, the Company recorded equity method income of approximately $16,000 and $8,000, respectively, related to this investment.

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

At December 31, 2015, there were approximately $3.5 million in outstanding borrowings and approximately $16.5 million of additional borrowing capacity available under the credit facility. The Company’s effective borrowing rate at December 31, 2015 was approximately 2.8%. The credit facility is collateralized by substantially all of the Company’s oil and gas assets. The credit facility includes terms that place limitations on certain types of activities including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, mergers and acquisitions and the payment of dividends. The credit facility requires satisfaction of Nytis LLC’s minimum current ratio (the ratio of current assets (including borrowing base capacity) to current liabilities as defined) of 1.0 to 1.0 and a maximum funded debt ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges) for the most recently completed fiscal quarter times four) of 4.25 to 1.0 as of the end of any fiscal quarter.

Nytis LLC is in compliance with all covenants associated with the credit agreement as of December 31, 2015. As the funded debt ratio is dependent on EBITDAX for the most recently completed fiscal quarter, due to low oil and natural gas prices to date during 2016, the Company may exceed its funded debt ratio for the first quarter of 2016. If this were to occur and the Company was not able to obtain a temporary waiver on the covenant, the Bank of Oklahoma would no longer have an obligation to advance funds or the Credit Facility could be terminated and amounts outstanding could be declared immediately due and payable, subject to notice and cure periods.

Note 7 – Income Taxes

The provision for income taxes for the years ended December 31, 2015 and 2014 consists of the following:

(in thousands)
	Year Ended
	December 31, 2015	December 31, 2014

Current income tax expense	$-	$377
Deferred income tax expense	(3,733)	1,624
Change in valuation allowance	3,773	(1,624)

Total income tax expense	$-	$377

Note 7 – Income Taxes (continued)

The effective income tax rate for the years ended December 31, 2015 and 2014 differed from the statutory U.S. federal income tax rate as follows:

	Year Ended
	December 31, 2015	December 31, 2014

Federal income tax rate	35.0%	35.0%
State income taxes, net of federal benefit	3.5	3.4
Percentage depletion in excess of basis	1.3	(7.2)
Non-controlling interest in consolidated partnerships	(.4)	(1.1)
True-up of prior year depletion in excess of basis	.2	(4.2)
Stock-based compensation deficiency	(1.8)	-
Rate changes of prior year deferreds	4.2	.4
Increase in valuation allowance and other	(42.0)	(21.3)

Total income tax expense	-	5.0%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 2015 and 2014 are presented below:

(in thousands)
	December 31, 2015	December 31, 2014

Deferred tax assets
Net operating loss carryforwards	$5,433	$2,622
Depletion carryforwards	2,570	2,347
Accrual and other	1,318	1,242
Derivatives	(213)	(496)
Asset retirement obligations	1,168	1,118
Property, plant and equipment	7,185	7,011
Total deferred tax assets	17,461	13,844

Deferred tax liability
Interest in partnerships	(757)	(628)

Less valuation allowance	(16,704)	(13,216)

Net deferred tax asset	$-	$-

The Company has net operating losses (“NOL”) of approximately $12.6 million available to reduce future years’ federal taxable income. The federal net operating losses expire in 2034. The Company has NOL of approximately $25 million available to reduce future years’ state taxable income. These state NOL will expire in the future based upon each jurisdiction’s specific law surrounding NOL carryforwards. Tax returns are subject to audit by various taxation authorities. The results of any audits will be accounted for in the period in which they are determined.

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

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. As of December 31, 2015, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the current year.

Note 8 – Stockholders’ Equity

Authorized and Issued Capital Stock

As of December 31, 2015, the Company had 200,000,000 shares of common stock authorized with a par value of $0.01 per share, of which 107,655,916 were issued and outstanding and 1,000,000 shares of preferred stock with a par value of $0.01 per share, none of which were issued and outstanding. During the year ended December 31, 2015, increases in the Company’s issued and outstanding common stock reflect restricted stock, net of shares exchanged for payroll tax obligations paid by the Company, that vested during the year.

Equity Plans Prior to Merger

In 2011, pursuant to an Agreement and Plan of Merger by and among St. Lawrence Seaway Corporation (“SLSC”), St. Lawrence Merger Sub, Inc. (“Merger Co.”) and Nytis USA, Merger Co. merged with and into Nytis USA with Nytis USA remaining as the surviving subsidiary of SLSC.

Pursuant to the merger, all options, warrants and restricted stock were adjusted to reflect the conversion ratio used in the merger. As of December 31, 2015, the Company has approximately 163,000 options outstanding and exercisable, 250,000 warrants granted by SLSC prior to the merger outstanding and exercisable and approximately 979,000 shares of common stock outstanding that are subject to restricted stock agreements.

Nytis USA Stock Option Plan

The following table reflects the outstanding option awards as of December 31, 2015 and 2014. The awards were made by Nytis USA prior to the merger and were assumed as a result of the merger. The number of shares and the option exercise price have been adjusted in line with the exchange ratio of Nytis USA shares for Carbon shares in the merger.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding – January 1, 2014	163,076	$0.61	2.0

Outstanding – December 31, 2014	163,076	0.61	1.0

Outstanding – December 31, 2015	163,076	0.61	0.0

Exercisable – December 31, 2015	163,076	$0.61	0.0

Nytis USA Warrants

As of December 31, 2015, the Company has 250,000 warrants outstanding and exercisable, which were granted by SLSC prior to the merger. These warrants have an exercise price of $1.00 and expire on August 31, 2017.

Nytis USA Restricted Stock Plan

Under Nytis USA’s restricted stock plan, participants were granted stock without cost to the participant.

As of December 31, 2015, there were approximately 979,000 shares of unvested restricted stock granted under the Nytis USA Restricted Stock Plan (“Nytis USA Plan”). The Company accounted for these grants at their intrinsic value. From the dates of grant through March 31, 2013, the Company estimated that none of these shares would vest and accordingly, no compensation cost had been recorded through March 31, 2013.

In June 2013, the vesting terms of these restricted stock grants were modified so that 25% of the shares would vest on the first of January from 2014 through 2017. As such, the Company is recognizing compensation expense for these restricted stock grants based on the fair value of the shares on the date the vesting terms were modified. Compensation costs recognized for these restricted stock grants were approximately $335,000 for the years ended December 31, 2015 and 2014. As of December 31, 2015, there was approximately $335,000 of unrecognized compensation costs related to these restricted stock grants which the Company expects will be recognized ratably over the next year.

Note 8 – Stockholders’ Equity (continued)

Carbon Stock Incentive Plans

The Company has two stock plans, the Carbon 2011 and 2015 Stock Incentive Plans (collectively the “Carbon Plans”). The Carbon Plans were approved by the shareholders of the Company and in the aggregate provide for the issuance of 22.6 million shares of common stock to Carbon officers, directors, employees or consultants eligible to receive the awards under the Carbon plans. The Carbon Plans provide for granting Director Stock Awards to non-employee directors and for granting Incentive Stock Options, Non-qualified Stock Options, Restricted Stock Awards, Performance Awards and Phantom Stock Awards, or a combination of the foregoing, as is best suited to the circumstances of the particular employee, officer, director or consultant.

Restricted Stock

Restricted stock awards for employees vest ratably over a three-year service period or in the case of non-employee directors, the awards vest upon the earlier of a change in control of the Company or the date their membership on the Board of Directors is terminated other than for cause. The Company recognizes compensation expense for these restricted stock grants based on the grant date fair value of the shares, amortized ratably over three years for employee awards (based on the required service period for vesting) and seven years for non-employee director awards (based on a market survey of the average tenure of directors among U.S. public companies). For restricted stock granted in 2015 and 2014, the Company recognized compensation expense based on the grant date fair value of the shares, utilizing an enterprise value approach, using valuation metrics primarily based on multiples of cash flow from operations, production and reserves. For restricted stock and performance units granted in 2013, the Company utilized the closing price of the Company’s stock on the date of grant to recognize compensation expense. The following table shows a summary of the Company’s unvested restricted stock under the Carbon Plans as of December 31, 2015 and 2014 as well as activity during the years then ended.

		Weighted Avg
	Number	Grant Date
	of Shares	Fair Value
Restricted stock awards, nonvested, January 1, 2014	2,780,003	$0.63

Granted	1,600,000	0.59

Vested	(856,662)	0.63

Restricted stock awards, nonvested, December 31, 2014	3,523,341	0.61

Granted	1,740,000	0.40

Vested	(1,283,341)	0.62

Restricted stock awards, nonvested, December 31, 2015	3,980,000	$0.52

Compensation costs recognized for these restricted stock grants were approximately $762,000 and $811,000 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there was approximately $1.3 million of unrecognized compensation costs related to these restricted stock grants which the Company expects to be recognized over the next 6.3 years.

Restricted Performance Units

Performance units represent a contractual right to receive one share of the Company’s common stock subject to the terms and conditions of the agreements including the achievement of the price of the Company’s stock, net asset value per share, net production per share and Adjusted EBITDA (defined as net income (loss) before interest expense, taxes, depreciation, depletion, amortization, accretion of asset retirement obligations, ceiling test write downs of oil and gas properties and the gain or loss on sold properties) per share relative to a defined peer group and the lapse of forfeiture restrictions pursuant to the terms and conditions of the agreements including for certain of the grants, the requirement of continuous employment by the grantee prior to a change in control of the Company. The following table shows a summary of the Company’s unvested performance units as of December 31, 2015 and 2014 as well as activity during the years then ended.

Note 8 – Stockholders’ Equity (continued)

Number
of Shares
Restricted performance units, non-vested, January 1, 2014	3,086,160

Granted	1,600,000

Restricted performance units, non-vested, December 31, 2014	4,686,160

Granted	1,600,000

Restricted performance units, non-vested, December 31, 2015	6,286,160

The Company accounts for the performance units granted during 2012, 2014 and 2015 at their fair value determined at the date of grant, which were $.64, $.59 and $.40 per share, respectively. The final measurement of compensation cost will be based on the number of performance units that ultimately vest. At December 31, 2015, the Company estimated that none of the performance units granted in 2012, 2014 and 2015 would vest due to change in control and other performance provisions and accordingly, no compensation cost has been recorded. As of December 31, 2015, if change in control and other performance provisions pursuant to the terms and conditions of these agreements are met in full, the estimated unrecognized compensation cost related to the performance units granted in 2012, 2014 and 2015 would be approximately $3.1 million.

The performance units granted in 2013 contain specific vesting provisions, no change in control provisions nor any performance conditions other than stock price performance. Due to different earning requirements compared to the performance units granted in 2012, 2014 and 2015, the Company recognizes compensation expense for the performance units granted in 2013 based on the grant date fair value of the performance units, amortized ratably over three years (the performance period). The fair value of the performance units granted in 2013 was estimated using a Monte Carlo simulation (“MCS”) valuation model. MCS is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of the Company’s common stock and those of the Company’s defined peer group, which was determined to be 92.92%. A risk free interest rate of .39% was determined based on the yield of U.S. Treasury strips with maturities similar to those of the expected term of the performance units which was determined to be 2.87 years. The grant date fair value of these performance units as determined by the valuation model was $.54 per share. Compensation costs recognized for these performance units were approximately $346,000 for the years ended December 31, 2015 and 2014. As of December 31, 2015, there was approximately $127,000 of unrecognized compensation costs related to the performance units granted in 2013. These costs are expected to be recognized over the next four months.

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2015 and 2014 consist of the following:

(in thousands)	As of December 31,
	2015	2014

Accounts payable	$577	$742
Oil and gas revenue payable to oil and gas property owners	1,221	1,296
Production taxes payable	59	132
Drilling advances received from joint venture partner	2,115	2,354
Accrued drilling costs	112	166
Accrued lease operating costs	76	74
Accrued ad valorem taxes	496	1,194
Accrued general and administrative expenses	833	1,247
Accrued income taxes payable	-	377
Other liabilities	132	210

Total accounts payable and accrued liabilities	$5,621	$7,792

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014 by level within the fair value hierarchy:

(in thousands)	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets:
Commodity derivatives	$-	$559	$-	$559

December 31, 2014
Assets:
Commodity derivatives	$-	$1,322	$-	$1,322

As of December 31, 2015, the Company’s commodity derivative financial instruments are comprised of three natural gas swap agreements and one gas and four oil costless collar agreements. As of December 31, 2014, the Company’s commodity derivative financial instruments were comprised of seven natural gas swap agreements and two oil swap agreements. The fair values of these agreements are determined under an income valuation technique. The valuation model requires a variety of inputs, including contractual terms, published forward prices, volatilities for options and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, the Company’s credit worthiness and the time value of money. The consideration of these factors results in an estimated exit-price for each derivative asset or liability under a market place participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy. The counterparty in all of the Company’s commodity derivative financial instruments is the lender in the Company’s bank credit facility.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

The fair value of each of the following assets and liabilities measured and recorded at fair value on a non-recurring basis are based on unobservable pricing inputs and therefore, are included within the Level 3 fair value hierarchy.

The Company uses the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money. During the years ended December 31, 2015 and 2014, the Company recorded asset retirement obligations for additions of approximately $4,000 and $152,000, respectively. See Note 2 for additional information.

Note 10 – Fair Value Measurements (continued)

To determine the fair value of the proved developed properties acquired in 2014, the Company used a discounted cash flow model based on an income approach and made market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. The Company determined the appropriate discount rates used for the discounted cash flow analyses by first determining the Company’s weighted average cost of capital plus property specific risk premiums for the assets acquired. The proved developed properties acquired have a much longer reserve to production ratio than its peer group and extreme sensitivities to changes in natural gas prices relative to the resultant present value of the proved developed properties. The Company estimated property specific risk premiums taking those factors, among others, into consideration.

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

As of December 31, 2015, the Company has two short-term physical delivery contracts which require the Company to deliver fixed volumes of natural gas. The Company has sufficient production from its natural gas producing properties delivering to the specific meters under these contracts. The following table summarizes the future production volumes to be delivered and sold under these contracts:

		Daily Volume
	Period	(Dths per day)	Price

Contract 1	Jan – Mar 2016	1,300	Index less $0.36
Contract 2	Jan – Sep 2016	611	98% of Index less $0.23

The Company’s other oil and gas sales contracts approximate index prices.

Note 11 – Physical Delivery Contracts and Commodity Derivatives (continued)

The Company’s costless collar and swap agreements as of December 31, 2015 are summarized in the table below:

	Natural Gas		Oil
		Weighted		Weighted
		Average		Average
Quarter	MMBtu	Price (a)(c)	Bbl	Price (b)(c)

Swaps:
Jan - Mar 2016	60,000	$3.66	-	-
Apr - Jun 2016	40,000	$3.39	-	-
Jul - Sep 2016	30,000	$3.12	-	-
Oct - Dec 2016	30,000	$3.12	-	-
Jan - Mar 2017	30,000	$3.27	-	-
Apr - Jun 2017	30,000	$3.27	-	-
Jul - Sep 2017	30,000	$3.27	-	-
Oct - Dec 2017	30,000	$3.27	-	-

Collars:
Jan – Mar 2016	30,000	$2.75-$3.40	6,000	$50.00-$59.00
Apr – Jun 2016	30,000	$2.75-$3.40	6,000	$50.00-$59.00
Jul – Sep 2016	30,000	$2.75-$3.40	5,500	$48.64-$57.91
Oct – Dec 2016	30,000	$2.75-$3.40	4,500	$48.33-$58.00
Jan – Mar 2017	-	-	4,500	$48.33-$61.67
Apr – Jun 2017	-	-	4,500	$48.33-$61.67
Jul – Sep 2017	-	-	4,500	$48.33-$61.67
Oct – Dec 2017	-	-	4,500	$48.33-$61.67

(a)	NYMEX Henry Hub Natural Gas futures contract for the respective delivery month.
(b)	NYMEX Light Sweet Crude West Texas Intermediate futures contract for the respective delivery month.
(c)	NYMEX costless collar floor and ceiling prices.

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

The following table summarizes the fair value of the derivatives recorded in the Consolidated Balance Sheets. These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	As of December 31,
	2015	2014
Commodity derivative contracts:
Current assets	$408	$1,322
Non-current assets	$151	$-

Note 11 – Physical Delivery Contracts and Commodity Derivatives (continued)

The table below summarizes the commodity settlements and unrealized gains and losses related to the Company’s derivative instruments for the years ended December 31, 2015 and 2014. These commodity settlements and unrealized gains and losses are recorded and included in commodity derivative gain in the accompanying Consolidated Statements of Operations.

(in thousands)	For the year ended December 31,
	2015	2014
Commodity derivative contracts:
Settlement gains (losses)	$1,615	$(402)
Unrealized (losses) gains	(763)	1,648

Total settlement and unrealized gains, net	$852	$1,246

Commodity derivative settlement gains and losses are included in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows.

The counterparty in all of the Company’s derivative instruments is the lender in the Company’s bank credit facility. Accordingly, the Company is not required to post collateral since the bank is secured by the Company’s oil and gas assets. The Company nets its derivative instrument fair value amounts executed with its counterparty pursuant to an ISDA master agreement, which provides for the net settlement over the term of the contract and in the event of default or termination of the contract. The following table summarizes the location and fair value amounts of all derivative instruments in the Consolidated Balance Sheet, as well as the gross recognized derivative assets, liabilities and amounts offset in the Consolidated Balance Sheet as of December 31, 2015.

				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
		Assets/	Amounts	Assets/
	Balance Sheet Classification	Liabilities	Offset	Liabilities

Commodity derivative assets:	Current assets	$429	$(21)	$408
	Other long-term assets	194	(43)	151
Total derivative assets		$623	$(64)	$559

Commodity derivative liabilities:
	Current liability	$21	$(21)	$-
	Non-current liabilities	43	(43)	-
Total derivative liabilities		$64	$(64)	$-

Due to the volatility of oil and natural gas prices, the estimated fair values of the Company’s derivatives are subject to large fluctuations from period to period.

Note 12 – Commitments and Contingencies

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

The Company has entered into long-term firm transportation contracts to ensure the transport for certain of its gas production to purchasers. Firm transportation volumes and the related demand charges for the remaining term of these contracts at December 31, 2015 are summarized in the table below.

Period	Dekatherms per day	Demand Charges
Jan 2016 - Apr 2018	4,450	$0.20 - $0.65
May 2018 - May 2020	2,150	$0.20
Jun 2020 – May 2036	1,000	$0.20

Note 12 – Commitments and Contingencies (continued)

A liability of approximately $852,000 related to firm transportation contracts assumed in a 2011 asset acquisition, which represents the remaining commitment, is reflected on the Company’s Consolidated Balance Sheet as of December 31, 2015. The fair value of these firm transportation obligations were determined based upon the contractual obligations assumed by the Company and discounted based upon the Company’s effective borrowing rate. These contractual obligations are being amortized on a monthly basis as the Company pays these firm transportation obligations in the future.

In August 2015, a Kentucky court ruled that, absent provisions in a lease, a lessee may not deduct severance taxes prior to calculating royalties on natural gas production. Currently, the case has been remanded back to a district court in Kentucky for trial. The Company is currently evaluating the impact of this ruling and in the interim has established a reserve for potential additional production taxes on certain of its wells in Kentucky.

The Company leases, under an operating lease arrangement, approximately 5,500 square feet of administrative office space in Denver, Colorado and approximately 5,300 square feet of office space in Lexington, Kentucky, both of which expire in 2016. For the years ended December 31, 2015 and 2014, the Company incurred rental expenses of $236,000 and $207,000, respectively. The Company has minimum lease payments for its office space and equipment of approximately $176,000 for 2016, $3,000 for 2017 and $2,000 for 2018.

Note 13 – Retirement Savings Plan

The Company has a 401(k) plan available to eligible employees. The plan provides for 6% matching which vests immediately. For the years ended December 31, 2015 and 2014, the Company paid approximately $277,000 and $249,000, respectively, for 401(k) contributions and related administrative expenses.

Note 14 – Supplemental Cash Flow Disclosure

Supplemental cash flow disclosures for the years ended December 31, 2015 and 2014 are presented below:

(in thousands)	For the Year Ended December 31,
	2015	2014

Cash paid during the period for:
Interest payments	$166	$482
Income taxes	325	-

Non-cash transactions:
Increase in net asset retirement obligations	$4	$152
Decrease in accounts payable and accrued liabilities included in oil and gas properties	$(215)	$(930)

Note 15– Supplemental Financial Data – Oil and Gas Producing Activities (unaudited)

Estimated Proved Oil and Gas Reserves

The reserve estimates as of December 31, 2015 and 2014 presented herein were made in accordance with oil and gas reserve estimation and disclosure authoritative accounting guidance.

Proved oil and gas reserves as of December 31, 2015 and 2014 were calculated based on the prices for oil and gas during the twelve month period before the reporting date, determined as an un-weighted arithmetic average of the first-day-of-the month price for each month within such period. This average price is also used in calculating the aggregate amount and changes in future cash inflows related to the standardized measure of discounted future cash flows. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. SEC rules dictate the types of technologies that a company may use to establish reserve estimates, including the extraction of non-traditional resources, such as bitumen extracted from oil sands as well as oil and gas extracted from shales.

The Company’s estimates of its net proved, net proved developed, and net proved undeveloped oil and gas reserves and changes in its net proved oil and gas reserves for 2015 and 2014 are presented in the table below. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Existing economic conditions include the average prices for oil and gas during the twelve month period prior to the reporting date of December 31, 2015 and 2014 unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Prices do not include the effects of commodity derivatives. The independent petroleum engineering firm, Cawley, Gillespie & Associates, Inc. (“CGA”), evaluated and prepared independent estimated proved reserves quantities and related pre-tax future cash flows as of December 31, 2015 and 2014. To facilitate the preparation of an independent reserve study, we provided CGA our reserve database and related supporting technical, economic, production and ownership information. Estimated reserves and related pre-tax future cash flows for the non-controlling interests of the consolidated partnerships included in the Company’s Consolidated Financial Statements, were based on CGA’s estimated reserves and related pre-tax future cash flows for the specific properties in the partnerships and have been added to CGA’s reserve estimates for December 31, 2015 and 2014. See Note 2 for additional information.

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

A summary of the Company’s changes in quantities of proved oil and gas reserves for the years ended December 31, 2015 and 2014 are as follows:

	2015			2014
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	MBbls	MMcf	MMcfe	MBbls	MMcf	MMcfe

Proved reserves, beginning of year	853	36,948	42,066	822	36,684	41,616
Revisions of previous estimates	(185)	(4,670)	(5,780)	(40)	2,358	2,118
Extensions and discoveries	31	-	186	205	44	1,274
Production	(101)	(2,040)	(2,646)	(134)	(2,138)	(2,942)
Purchases of reserves in-place	-	138	138	-	-	-
Sales of reserves in-place	-	(418)	(418)	-	-	-
Proved reserves, end of year	598	29,958	33,546	853	36,948	42,066

Proved developed reserves at:
End of Year	554	29,958	33,282	770	35,935	40,555
Proved undeveloped reserves at:
End of Year	44	-	264	83	1,013	1,511

Note 15 – Supplemental Financial Data – Oil and Gas Producing Activities (unaudited) (continued)

The estimated proved reserves for December 31, 2015 and 2014 includes 3.0 and 3.3 Bcfe, respectively, attributed to non-controlling interests of consolidated partnerships.

Aggregate Capitalized Costs

The aggregate capitalized costs relating to oil and gas producing activities at the end of each of the years indicated were as follows:

	2015	2014
	(in thousands)
Oil and gas properties
Proved oil and gas properties	$97,453	$95,233
Unproved properties not subject to depletion	3,194	2,789
Accumulated depreciation, depletion, amortization and impairment	(72,421)	(64,535)
Net oil and gas properties	$28,226	$33,487

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

The following costs were incurred in oil and gas property acquisition, exploration, and development activities during the years ended December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Property acquisition costs:
Unevaluated properties	$341	$2,165
Proved properties and gathering facilities	-	78
Development costs	2,106	8,685
Gathering facilities	578	144
Asset retirement obligation	4	152
Total costs incurred	$3,029	$11,224

The Company’s investment in unproved properties as of December 31, 2015, by the year in which such costs were incurred is set forth in the table below:

	2015	2014	2013 and Prior
	(in thousands)

Acquisition costs	$341	$1,762	$1,091

Results of Operations from Oil and Gas Producing Activities

Results of operations from oil and gas producing activities for the years ended December 31, 2015 and 2014 are presented below:

	2015	2014
	(in thousands)

Oil and gas sales, including commodity derivative gains	$11,560	$23,789
Expenses:
Production expenses	5,507	6,797
Depletion expense	2,466	2,800
Accretion of asset retirement obligations	123	117
Impairment of oil and gas properties	5,419	-
Total expenses	13,515	9,714
Results of operations from oil and gas producing activities	$(1,955)	$14,075

Depletion rate per Mcfe	$0.93	$0.95

Note 15 – Supplemental Financial Data – Oil and Gas Producing Activities (unaudited) (continued)

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

	December 31,
	2015	2014
	(in thousands)

Future cash inflows	$102,741	$250,659
Future production costs	(47,117)	(96,035)
Future development costs	(420)	(3,908)
Future income taxes	-	(32,234)
Future net cash flows	55,204	118,482
10% annual discount	(30,172)	(53,476)
Standardized measure of discounted future net cash flows	$25,032	$65,006

Changes in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

An analysis of the changes in the standardized measure of discounted future net cash flows during each of the last two years is as follows:

	December 31,
	2015	2014
	(in thousands)

Standardized measure of discounted future net cash flows, beginning of year	$65,006	$56,442
Sales of oil and gas, net of production costs and taxes	(5,283)	(15,746)
Price revisions	(37,490)	10,220
Extensions, discoveries and improved recovery, less related costs	384	6,561
Changes in estimated future development costs	3,290	959
Development costs incurred during the period	-	1,010
Quantity revisions	(4,282)	3,490
Accretion of discount	6,702	5,644
Net changes in future income taxes	2,010	(2,010)
Purchases of reserves-in-place	115	-
Sales of reserves-in-place	(380)	-
Changes in production rate timing and other	(5,040)	(1,564)
Standardized measure of discounted future net cash flows, end of year	$25,032	$65,006

Note 15 – Supplemental Financial Data – Oil and Gas Producing Activities (unaudited) (continued)

The twelve month weighted averaged adjusted prices in effect at December 31, 2015 and 2014 were as follows:

	2015	2014
Oil (per Bbl)	$46.12	$92.10
Natural Gas (per Mcf)	$2.50	$4.64

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

Changes in Internal Control Over Financial Reporting.

There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2015, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on these criteria.

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

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following persons serve as executive officers and directors of Carbon.

Name	Age	Position

Patrick R. McDonald	59	Chief Executive Officer, Director

Mark D. Pierce	62	President

Kevin D. Struzeski	57	Chief Financial Officer, Treasurer and Secretary

James H. Brandi	67	Chairman of the Board

David H. Kennedy	66	Director

Bryan H. Lawrence	73	Director

Peter A. Leidel	59	Director

Edwin H. Morgens	74	Director

Executive Officer/Director

Patrick R. McDonald. Mr. McDonald is Chief Executive Officer of the Company and has been Chief Executive Officer, President and Director of Nytis USA since 2004. From 1998 to 2003, Mr. McDonald was Chief Executive Officer, President and Director of Carbon Energy Corporation, an oil and gas exploration and production company which in 2003 was merged with Evergreen Resources, Inc. From 1987 to 1997 Mr. McDonald was Chief Executive Officer, President and Director of Interenergy Corporation, a natural gas gathering, processing and marketing company which in December 1997 was merged with KN Energy Inc. Prior to that he worked as an exploration geologist with Texaco International Exploration Company where he was responsible for oil and gas exploration efforts in the Middle East and Far East. Mr. McDonald served as Chief Executive Officer of Forest Oil Corporation (“Forest”) from June 2012 until the completion of its business combination with Sabine Oil & Gas (OTC: SOGC) in December 2014 for which he received from Forest separate compensation and benefits. Mr. McDonald serves as a director of Sabine Oil & Gas. Mr. McDonald also serves as a director of other non-public companies. Mr. McDonald received a Bachelor’s degree in Geology and Economics from Ohio Wesleyan University and a Masters degree in Business Administration (Finance) from New York University. Mr. McDonald is a Certified Petroleum Geologist and is a member of the American Association of the Petroleum Geologists and of the Canadian Society of Petroleum Geologists.

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

David H. Kennedy. Mr. Kennedy has been a Director of the Company since December 2014 and previously served as a director of the Company from February 2011 to March 2012. Mr. Kennedy has served as Executive Advisor to Cadent Energy Partners since 2005 and he is a director and chairman of the Audit Committee of Logan International Inc. (Toronto Stock Exchange: LII). From 2001 - 2004, Mr. Kennedy served as an advisor to RBC Energy Fund and served on the boards of several of its portfolio companies.  From 1999 to 2004, Mr. Kennedy was a director of Carbon Energy Corporation before its merger with Evergreen Resources in 2003. From 1996 to 2006, Mr. Kennedy was a director and chairman of the Audit Committee of Maverick Tube Corporation, which was sold to Tenaris SA in 2006. He was a managing director of First Reserve Corporation from its founding in 1981 until 1998, serving on numerous boards of its portfolio companies. From 1974 to 1981, Mr. Kennedy was with Price Waterhouse in San Francisco and New York in audit and tax services before leaving to join First Reserve. He was a Certified Public Accountant.

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

Bryan H. Lawrence. Mr. Lawrence has been a Director of the Company since February 2011 and of Nytis USA since 2005. Mr. Lawrence is a founder and member of Yorktown Partners LLC which was established in September 1990. Yorktown Partners LLC is the manager of private equity partnerships that invest in the energy industry. Mr. Lawrence had been employed at Dillon, Read & Co. Inc. since 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a Director of Star Gas Partners, L.P. (NYSE:SGU), Approach Resources, Inc. (NASDAQ: AREX), Hallador Energy Company (NASDAQ:HNRG) and certain non-public companies in the energy industry in which the Yorktown partnerships hold equity interests. Mr. Lawrence served as a director of Carbon Energy Corporation and Interenergy Corporation.

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

Edwin H. Morgens. Mr. Morgens has been a Director of the Company since May 2012. Mr. Morgens is Chairman and Co-founder of Morgens, Waterfall, Vintiadis & Company, Inc., a New York City investment firm that he founded in 1967. He is a former director of Wayside Technology Group, Inc., TransMontaigne, Inc., Sheffield Exploration, Scientific American Magazine Inc. and the Henry J. Kaiser Family Foundation. He is currently a trustee of the American Museum of Natural History, an Overseer of the Weill Cornell Medical College and emeritus trustee of Cornell University.

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

Terms of Office

Our Board of Directors currently consists of six directors, each of whom is elected annually at the annual meeting of our stockholders or through the affirmative vote of the holders of a majority of the Company’s voting stock in lieu of a meeting. Each director will continue to serve as a director until such director’s successor is duly elected and qualified or until their earlier resignation, removal or death.

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

In July 2015, Sabine Oil and Gas filed for bankruptcy protection under Chapter11. Mr. McDonald was and continues as a director of Sabine Oil and Gas. The Board does not believe this disclosure is material to an evaluation of the ability or integrity of Mr. McDonald because of the extenuating circumstances relating to the Sabine Oil and Gas business and industry.

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the 1934 Act requires the Company’s directors and officers and any persons who own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files. Based solely on our review of the copies of Forms 3, 4 and 5, and any amendments thereto furnished to us during the fiscal year ended December 31, 2015, we believe that during the Company’s 2015 fiscal year all filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were complied with.

Code of Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all directors of the Company. A copy of the Code of Business Conduct and Ethics is available on our website at http://www.carbonnaturalgas.com.

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

The Audit Committee was formed in September 2012 and held four meetings during 2015.

The Compensation, Nominating and Governance Committee discharges the responsibilities of the Board with respect to our compensation programs and compensation of our executives and directors. The Compensation, Nominating and Governance Committee has overall responsibility for determining the compensation of our executive officers and reviewing director compensation. The Compensation, Nominating and Governance Committee is also charged with the administration of our stock incentive plans. The Compensation, Nominating and Governance Committee is presently comprised of Messrs. Morgens (Chairman), Brandi, Kennedy and Leidel, each of whom is an outside director for purposes of Section 162(m) of the Internal Revenue Code and a non-employee director for purposes of Rule 16b-3 under the Exchange Act.

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

The Compensation, Nominating and Governance Committee also monitors corporate governance for the Board, which includes reviewing the Code of Business Conduct and Ethics and evaluation of board and committee performance.

The Compensation, Nominating and Governance Committee was formed in September 2012 and held five meetings during 2015.

Item 11.    Executive Compensation.

Summary Compensation Table

The following table sets forth information relating to compensation awarded to, earned by or paid to our Chief Executive Officer, President and Chief Financial Officer, Treasurer and Secretary by the Company during the fiscal years ended December 31, 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Patrick R. McDonald	2015	350,000	160,000	346,140	99,876	956,016
Chief Executive Officer	2014	300,000	236,000	343,560	128,869	1,008,429

Mark D. Pierce	2015	235,662	80,000	155,763	24,168	495,593
President	2014	225,000	118,000	137,424	23,967	504,391

Kevin D. Struzeski	2015	247,000	80,000	162,686	75,636	565,322
Chief Financial Officer, Treasurer and Secretary (1)	2014	235,000	118,000	154,602	73,804	581,406

(1)	Reflects the full grant date fair value of restricted stock awards granted in 2015 and 2014 calculated in accordance with FASB ASC Topic 718.

(2)	All other compensation in 2015 and 2014 was comprised of (i) unused vacation, (ii) contributions made by the Company to its 401(k) plan, (iii) premiums paid on life insurance policies on such employee’s life, and (iv) other taxable fringe benefits.

Narrative Disclosure to Summary Compensation Table

The Compensation, Nominating and Governance Committee is charged with reviewing and approving the terms and structure of the compensation of the Company’s executive officers.  The Company has not retained an independent compensation consultant to assist the Company to review and analyze the structure and terms of the compensation of the Company’s executive officers.

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

The Company believes that the compensation environment for qualified professionals in the industry in which we operate is highly competitive.  In order to compete in this environment, the compensation of our executive officers is primarily comprised of the following four components:

➢	Base salary;
➢	Stock incentive plan benefits;
➢	Annual Incentive Plan Payments; and
➢	Other employment benefits.

Base Salary. Base salary, paid in cash, is the first element of compensation to our officers. In determining base salaries for our key executive officers, the Company aims to set base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals. The Board of Directors and the Compensation, Nominating and Governance Committee believe that base salary should be relatively stable over time, providing the executive a dependable, minimal level of compensation, which is approximately equivalent to compensation that may be paid by competitors for persons of similar abilities. The Board of Directors and the Compensation, Nominating and Governance Committee believe that base salaries for our executive officers are appropriate for persons serving as executive officers of public companies similar in size and complexity to the Company.

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

Payments in 2015 were determined under the provisions of the Carbon Natural Gas Company 2014 Annual Incentive Plan whereby forty percent of the AIP payments were determined at the discretion of the Board taking into consideration the factors listed above and sixty percent of the AIP payments were determined and weighted based upon the performance measures and objectives as follows:

Performance Measure	Weighting	Objective
EBITDA per Debt Adjusted Share Growth	20%	20% increase
Net Total Proved Reserve Growth	10%	5% increase
Net Annual Production Growth	20%	10% increase
Lease Operating Expenses ($/unit)	20%	$1.10/Mcfe (6:1 equivalent basis)
G&A per Unit of Production ($/unit)	10%	$.80 per unit of production equivalent
F&D cost per Unit of Reserves	20%	$1.70 per unit of reserve equivalent
Total of Performance Measures	100.00%

Payments in 2014 were determined under the provisions of the Carbon Natural Gas Company 2013 Annual Incentive Plan whereby forty percent of the AIP payments were determined at the discretion of the Board taking into consideration the factors listed above and sixty percent of the AIP payments were determined and weighted based upon the performance measures and objectives as follows:

Performance Measure	Weighting	Objective
EBITDA per Debt Adjusted Share Growth	16.67%	75% increase
Net Total Proved Reserve Growth	16.67%	15% increase
Net Annual Production Growth	16.67%	20% increase
Lease Operating Expenses ($/unit)	16.67%	$1.00/Mcfe (6:1 equivalent basis)
G&A per Unit of Production ($/unit)	16.66%	$1.00 per unit of production equivalent
F&D cost per Unit of Reserves	16.66%	$.75 per unit of reserve equivalent
Total of Performance Measures	100.00%

Other Compensation/Benefits. Another element of the overall compensation is to provide our executive officers various employment benefits, such as the payment of health and life insurance premiums on behalf of the executive officers.   Our executive officers are also eligible to participate in our 401(k) plan on the same basis as other employees and the Company historically has made matching contributions to the 401(k) plan, including for the benefit of our executive officers.

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

Director Compensation

We use a combination of cash and equity incentive compensation in the form of restricted stock to attract and retain qualified and experienced candidates to serve on the Board. In setting this compensation, our Compensation, Nominating and Governance Committee considers the significant amount of time and energy expended and the skill level required by our directors in fulfilling their duties. Grants of shares of restricted stock vest upon the earlier of a change in control of the Company or the date a non-management director’s membership on the Board is terminated other than for cause. We also reimburse expenses incurred by our non-employee directors to attend Board and Board committee meetings.

The following table reports compensation earned by or paid to our non-employee directors during 2015.

Fees Earned or
Paid in Cash
Name(1)	($)
James H. Brandi	30,000
David H. Kennedy	20,000
Bryan H. Lawrence	-
Peter A. Leidel	-
Edwin H. Morgens	20,000

(1) Mr. McDonald, our Chief Executive Officer, is not included in this table as he is an employee of ours and receives no separate compensation for his services as a director. The compensation received by Mr. McDonald as an employee is shown above under “Executive Compensation – Summary Compensation Table.”

During 2015, Mr. Brandi was awarded 100,000 restricted shares of our common stock and Messrs. Kennedy, Lawrence, Leidel and Morgens were each awarded 80,000 restricted shares of our common stock. The aggregate number of unvested restricted stock awards outstanding at December 31, 2015 for each of our non-employee directors is as follows:

Unvested
Restricted Stock Awards
Name	December 31, 2015
James H. Brandi	340,000
David H. Kennedy	80,000
Bryan H. Lawrence	320,000
Peter A. Leidel	320,000
Edwin H. Morgens	320,000

Outstanding Equity Awards at December 31, 2015

The following tables sets forth information concerning unexercised stock options, warrants, and unvested restricted stock and performance unit awards, each as held by our executive officers as of December 31, 2015.

OPTION AWARDS
Award Recipient	Option for # of Shares	# Vested	Exercise Price per Share	Date Granted	Expiration

Kevin Struzeski	163,076	163,076	$0.61	3/16/2006	1/1/2016

WARRANT AWARDS
Award Recipient	Option for # of Shares	# Vested	Exercise Price per Share	Date Granted	Expiration

Former SLSC Officers and Directors	250,000	250,000	$1.00	01/10/2007	08/31/2017

STOCK AWARDS

	Equity Incentive Plan Awards			Market Value
	# of Unvested Shares			of Unvested
	Restricted		Performance	Shares
Award Recipient	Stock		Units	$(2)

Patrick R. McDonald	754,725	(1)		528,308
	800,000		1,761,600	1,793,120
	1,554,725		1,761,600	2,321,428

Mark D. Pierce	20,385	(1)		14,270
	400,000		980,800	966,560
	420,385		980,800	980,830

Kevin D. Struzeski	203,845	(1)		142,692
	400,000		980,800	966,560
	603,845		980,800	1,109,252

The following table reflects unvested stock awards held by our executive officers as of December 31, 2015 that have time-based vesting. These stock awards will vest as follows if the named executive officer has remained in continuous employment through each such date:

Award Recipient	2016	2017	2018	Thereafter

Patrick R. McDonald	777,112	644,280	133,334	-

Mark D. Pierce	210,192	143,526	66,666	-

Kevin D. Struzeski	301,922	235,256	66,666	-

The following table reflects unvested performance stock awards held by our executive officers as of December 31, 2015 that vest either upon a change in control of the Company or based upon the achievement of the price of the Company’s stock, net asset value per share, net production per share and Adjusted EBITDA (defined as net income (loss) before interest expense, taxes, depreciation, depletion, amortization, accretion of asset retirement obligations, ceiling test write downs of oil and gas properties and the gain or loss on sold properties) per share relative to a defined peer group. These performance stock awards will vest as follows if the named executive officer has remained in continuous employment with the Company through the date of a change in control and if the executive officer earns 100% of the performance stock award based upon the achievement of the price of the Company’s stock and the performance measures mentioned above relative to its peer group:

		Stock Price and Defined Performance Measures
Stock Award Recipient	Change of Control	Relative to Peer Group

Patrick R. McDonald	361,600	1,400,000

Mark D. Pierce	180,800	800,000

Kevin D. Struzeski	180,800	800,000

(1) Awards made by Nytis USA prior to the Merger and were assumed as a result of the Merger, the number of shares and the exercise price, when applicable, have been adjusted in line with the exchange ratio of Nytis USA shares for Company shares in the Merger.

(2) Reflects the value of unvested shares of restricted stock and performance unit awards held by our executive officers as of December 31, 2015 measured by the closing market price of our common stock on December 31, 2015, which was $0.70 per share.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Effective March 30, 2013, Messrs. McDonald, Pierce and Struzeski entered into employment agreements with the Company. These agreements superseded employment agreements between Messrs. McDonald and Struzeski and Nytis Exploration Company and between Mr. Pierce and Nytis LLC.

The agreement between the Company and Patrick R. McDonald has a term through December 31, 2016, which term shall automatically be extended for successive terms of one-year provided, however, that the Board of Directors may terminate the agreement at the end of the term or any additional term by giving written notice of termination at least three months preceding the end of the then current term. In the event of the termination of Mr. McDonald’s employment, Mr. McDonald is to receive an amount equal to 150% of his "Compensation,” defined as the arithmetic average of Mr. McDonald’s annual base salary, bonus and other cash compensation for each of the three years prior to the termination and for a period of 24 months from the date of termination, his medical, dental, disability and life insurance coverage at the same levels of coverage as in effect immediately prior to his termination. In the event of termination within two years after a change in control of the Company, he is to receive 275% of the Compensation (as defined above).

The agreements between the Company and Messrs. Pierce and Struzeski have a term through December 31, 2016, which term shall automatically be extended for successive terms of one-year provided, however, that the Board of Directors may terminate the agreement at the end of the term or any additional term by giving written notice of termination at least three months preceding the end of the then current term. In the event of the termination of Mr. Pierce’s or Mr. Struzeski's employment, they would receive an amount equal to 100% of his "Compensation,” defined as the arithmetic average of their annual base salary, bonus and other cash compensation for each of the three years prior to the termination and the cost to provide benefits for a period of 12 months from the date of termination at the same levels of coverage as in effect immediately prior to the date of termination. In the event of termination within two years after a change in control of the Company, they would receive 200% of their Compensation (as defined above) and 100% of the annual cost to the Company of the benefits provided to Messrs. Pierce and Struzeski.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 11, 2016 the Company had 107,655,916 shares of common stock outstanding. The following sets forth certain information about the number of common shares owned by (i) each person (including any group) known to us that beneficially owns five percent or more of the common shares (the only class of the Company’s voting securities), (ii) each of our directors and named executive officers, and (iii) all named executive officers and directors as a group.  Unless otherwise indicated, the stockholders possess sole voting and investment power with respect to the shares shown. The business address for each of the Company’s officers and directors is 1700 Broadway, Suite 1170, Denver, Colorado 80290.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)	Percent of Class(2)

5% Stockholders
Yorktown Energy Partners V, L.P. 410 Park Avenue 19th Floor New York, NY 10022	17,938,309	16.7%

Yorktown Energy Partners VI, L.P. 410 Park Avenue 19th Floor New York, NY 10022	17,938,309	16.7%

Yorktown Energy Partners IX, L.P., 410 Park Avenue 19th Floor New York, NY 10022	22,222,222	20.6%

Arbiter Partners Capital Management LLC 530 Fifth Avenue 20th Floor New York, NY 10036	13,066,667	12.1%

AWM Investment Company Inc. (3) c/o Special Situation Funds 527 Madison Avenue Suite 2600 New York, New York 10022	10,868,889	10.1%

Wynnefield Capital (4) 450 Seventh Avenue Suite 509 New York, New York 10123	6,444,445	6.0%

Name of Beneficial Owner	Amount of Beneficial Ownership(1)	Percentage(2)

Executive Officers and Directors

James H. Brandi, Director (5)	-	*

David H. Kennedy, Director(6)	163,076	*

Bryan H. Lawrence, Director (7)	58,098,840	54.0%

Peter A. Leidel, Director (8)	58,098,840	54.0%

Patrick R. McDonald, Chief Executive Officer and Director (9)	2,294,270	2.5%

Edwin H. Morgens, Director (10)	1,666,667	1.5%

Mark D. Pierce, President(11)	341,877	*

Kevin D. Struzeski, Chief Financial Officer, Treasurer and Secretary(12)	765,049	*

All directors and executive officers as a group (eight persons)(13)	64,129,779	59.1%

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

(3) Consists of (i) 7,540,556 common stock shares owned by Special Situations Fund III QP, L.P. (“SSFQP”), (ii) 2,217,222 common stock shares owned by Special Situations Cayman Fund, L.P. (“Cayman”) and (iii) 1,111,111 common stock shares owned by Special Situations Private Equity Fund L.P. (“SSPE”). AWM Investment Company, Inc., a Delaware Corporation (“AWM”) is the investment advisor to SSFQP, Cayman and SSPE. AWM holds sole voting and investment power over these shares.

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

(9) Includes (i) 482,704 shares owned by McDonald Energy, LLC over which Mr. McDonald has voting and investment power, and (ii) 400,000 shares of restricted stock that will vest within 60 days. Does not include 400,001 and 1,761,600 shares of unvested restricted and performance units, respectively.

(10) Does not include 320,000 restricted shares of our common stock, which vest upon the earlier of a change in control of the Company or the date the director’s membership on the Board is terminated other than for cause.

(11) Includes 200,000 shares of restricted stock that will vest within 60 days. Does not include 199,999 and 980,800 shares of unvested restricted stock and performance units, respectively.

(12) Includes 200,000 shares of restricted stock that will vest within 60 days. Does not include 199,999 and 980,800 shares of unvested restricted stock and performance units, respectively.

(13) The shares over which both Mr. Lawrence and Mr. Leidel have voting and investment power are the same shares and the percentage of total shares has not been aggregated for purposes of these calculations.

Equity Compensation Plans

Our Board of Directors adopted the 2011 Stock Incentive Plan and the 2015 Stock Incentive Plan (collectively the “Plans”) and such Plans were approved by the stockholders during annual stockholders’ meetings on December 8, 2011 and June 25, 2015, respectively. As of December 31, 2015 the Company has issued 6,550,000 restricted shares and 6,286,160 restricted performance units under the Plans. Information regarding options outstanding at December 31, 2015 is set forth under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Compensation Plans” above.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships

None

Related Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders since January 1, 2015.

Employment Agreements

See the Executive Compensation section of this Annual Report for a discussion of the employment agreements between Messrs. McDonald, Pierce and Struzeski and the Company.

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

Item 14.    Principal Accountant Fees and Services.

Audit and Audit Related Service Fees

Our independent registered public accounting firm, EKS&H LLLP (“EKSH”) billed us aggregate fees in the amount of approximately $178,000 and $164,000 for the fiscal years ended December 31, 2015 and 2014, respectively. These amounts were billed for professional services that EKSH provided for the audit of our annual financial statements, review of the interim Consolidated Financial Statements included in our reports on Forms 10-Q, and other services typically provided by an auditor in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax Fees

EKSH did not bill us for any tax fees for the fiscal years ended December 31, 2015 and 2014.

All Other Fees

EKSH billed us for permitted, pre-approved information technology support fees of $64,000 and $41,000 for the fiscal years ended December 31, 2015 and 2014, respectively.

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

The Audit Committee considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. The Board of Directors approved EKSH performing our audit for the 2015 fiscal year.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report or are incorporated by reference:

(1) Financial Statements:

1. Report of Independent Registered Public Accounting Firm

2. Consolidated Balance Sheets—December 31, 2015 and 2014

3. Consolidated Statements of Operations—Years Ended December 31, 2015 and 2014

4. Consolidated Statements of Shareholders' Equity—Years Ended December 31, 2015 and 2014

5. Consolidated Statements of Cash Flows—Years Ended December 31, 2015 and 2014

6. Notes to Consolidated Financial Statements—Years Ended December 31, 2015 and 2014

(2) Financial Statement Schedules: All schedules have been omitted because the information is either not required or is set forth in the financial statements or the notes thereto.

(3) Exhibits: See the Index of Exhibits listed in Item 15(b) hereof for a list of those exhibits filed as part of this Annual Report on Form 10-K.

(b) Index of Exhibits:

Exhibit No.	Description

2.1	Participation Agreement by and between the Company, Nytis Exploration Company LLC and Liberty Energy LLC, dated September 17, 2012, incorporated by reference to Exhibit 2.2 to Form 10-Q filed on November 14, 2014.
2.2	Participation Agreement by and between the Company, Nytis Exploration Company LLC and Liberty Energy LLC, dated February 25, 2014, incorporated by reference to Exhibit 2.3 to Form 10-Q filed on November 14, 2014.
2.3	Addendum to Participation Agreement by and between the Company, Nytis Exploration Company LLC and Liberty Energy LLC, dated February 26, 2014, incorporated by reference to Exhibit 2.4 to Form 10-Q filed on November 14, 2014.
2.4	Purchase and Sale Agreement by and among Nytis Exploration Company LLC, Liberty Energy, LLC and Continental Resources, Inc., dated October 15, 2014, incorporated by reference to Exhibit 2.5 to Form 10-K filed on March 31, 2015. Portions of the Purchase and Sale Agreement have been omitted pursuant to a request for confidential treatment.
3(i)(a)	Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company, incorporated by reference to Exhibit 3(i) to Form 8-K filed on May 5, 2011.
3(i)(b)	Amended and Restated Certificate of Designation with respect to Series A Convertible Preferred Stock of Carbon Natural Gas Company, incorporated by reference to Exhibit 3(i) to Form 8-K filed July 6, 2011.
3(i)(c)	Certificate of Amendment to Certificate of Incorporation of Carbon Natural Gas Company, incorporated by reference to Exhibit 3(i) to Form 8-K filed on July 19, 2011.
3(ii)	Amended and Restated Bylaws , incorporated by reference to Exhibit 3(i) to Form 8-K filed on May 5, 2015.
10.1	Amended and Restated Credit Agreement, by and between Nytis Exploration Company LLC and Bank of Oklahoma, National Association, dated May 31, 2010, incorporated by reference to Exhibit 10.2 to Form 8-K/A filed on March 31, 2011.
10.1(a)	Guaranty from Nytis USA to Bank of Oklahoma, National Association, dated June 21, 2005, incorporated by reference from Exhibit 10.2(a) to Form 8-K/A filed on March 31, 2010.
10.1(b)	Consent of Guarantor and Amendment of Guaranty from Nytis USA to Bank of Oklahoma, National Association, dated May 31, 2010, incorporated by reference to Exhibit 10.2(b) to Form 8-K/A filed on March 31, 2011.
10.2	Second Amendment of Amended and Restated Credit Agreement, Limited Waiver and Borrowing Base Redetermination, by and between Nytis Exploration Company LLC and Bank of Oklahoma, National Association, dated May 31, 2010 as amended on June 10, 2011, incorporated by reference to Exhibit 10.3 to Form S-1 filed on August 12, 2011.
10.3	Guaranty from the Company to Bank of Oklahoma, National Association, dated June 10, 2011, incorporated by reference to Exhibit 10.3 to Form S-1 filed on August 12, 2011.
10.4	Employment Agreement between the Company and Patrick McDonald, incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 5, 2013.
10.5	Employment Agreement between the Company and Mark Pierce, incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 5, 2013.
10.6	Employment Agreement between the Company and Kevin Struzeski, incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 5, 2013.
10.7	Fourth Amendment of Amended and Restated Credit Agreement and Borrowing Base Redetermination by and between Nytis Exploration Company LLC and Bank of Oklahoma, National Association, dated June 28, 2013, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 13, 2013.
10.8	Amendment of Guaranty from Nytis Exploration (USA) Inc. to Bank of Oklahoma, National Association, dated June 28, 2013, incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 13, 2013.
10.9	Amendment of Guaranty from the Company to Bank of Oklahoma, National Association, dated June 28, 2013, incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 13, 2013.
10.10	Carbon Natural Gas Company 2014 Annual Incentive Plan, incorporated by reference to exhibit 10.5 to Form 10-Q for Carbon Natural Gas Company filed on May 14, 2014.
10.11	Carbon Natural Gas Company 2015 Annual Incentive Plan, incorporated by reference to exhibit 10.2 to Form 10-Q for Carbon Natural Gas Company filed on May 14, 2015.
10.12*	Carbon Natural Gas Company 2015 Stock Incentive Plan.
21.1*	Subsidiaries of the Company.
23.1*	Consent of EKS&H LLLP regarding the Form S-8 Financials.
23.2*	Consent of Cawley, Gillespie & Associates, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.
32.1…	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2…	Certification Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Filed herewith.

… Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the limitations of that section.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2016	CARBON NATURAL GAS COMPANY (Registrant)

	By:	/s/ Patrick R. McDonald
Patrick R. McDonald
Chief Executive Officer

	By:	/s/ Kevin D. Struzeski
Kevin D. Struzeski
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Patrick R. McDonald	Director and Chief Executive Officer (Principal Executive Officer)	March 28, 2016
Patrick R. McDonald

/s/ James H. Brandi	Chairman and Director	March 28, 2016
James H. Brandi

/s/ Peter A. Leidel	Director	March 28, 2016
Peter A. Leidel

/s/ Bryan H. Lawrence	Director	March 28, 2016
Bryan H. Lawrence

/s/ Edwin H. Morgens	Director	March 28, 2016
Edwin H. Morgens

/s/ David H. Kennedy	Director	March 28, 2016
David H. Kennedy