Form 10-Q
period 2016-03-31
Carbon Natural Gas Co
filed 2016-05-23
CIK 86264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2016

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

At May 10, 2016, there were issued and outstanding 110,638,849 shares of the Company’s common stock, $0.01 par value.

Carbon Natural Gas Company

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CARBON NATURAL GAS COMPANY

Consolidated Balance Sheets

(in thousands, except share and per share data)	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$456	$305
Accounts receivable:
Revenue	963	1,082
Joint interest billings and other	617	778
Commodity derivative asset	362	408
Prepaid expense, deposits and other current assets	252	213
Total current assets	2,650	2,786

Property and equipment (note 4):
Oil and gas properties, full cost method of accounting:
Proved, net	21,013	25,032
Unproved	3,146	3,194
Other property and equipment, net	216	238
Total property and equipment, net	24,375	28,464

Investments in affiliates (note 5)	751	1,025
Other long-term assets	371	433

Total assets	$28,147	$32,708

LIABILITIES AND STOCKHOLDERS’ EQUITY+

Current liabilities:
Accounts payable and accrued liabilities	$5,606	$5,621
Firm transportation contract obligations (note 12)	430	436
Notes payable (note 6)	3,900	-
Total current liabilities	9,936	6,057

Non-current liabilities:
Firm transportation contract obligations (note 12)	311	416
Asset retirement obligations (note 3)	3,135	3,095
Notes payable (note 6)	-	3,500
Total non-current liabilities	3,446	7,011

Commitments (note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 1,000,000 shares, no shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value; authorized 200,000,000 shares, 108,082,583 and 107,655,916 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,081	1,077
Additional paid-in capital	54,761	54,394
Accumulated deficit	(43,057)	(38,130)
Total Carbon stockholders’ equity	12,785	17,341
Non-controlling interests	1,980	2,299
Total stockholders’ equity	14,765	19,640

Total liabilities and stockholders’ equity	$28,148	$32,708

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2016	2015

Revenue:
Oil sales	$628	$1,518
Natural gas sales	1,092	1,618
Commodity derivative income	140	206
Other income	1	51
Total revenue	1,861	3,393

Expenses:
Lease operating expenses	589	835
Transportation costs	372	398
Production and property taxes	135	199
General and administrative	1,523	1,875
Depreciation, depletion and amortization	503	645
Accretion of asset retirement obligations	35	31
Impairment of oil and gas properties	3,890	-
Total expenses	7,047	3,983

Operating loss	(5,186)	(590)

Other income and (expense):
Interest expense	(57)	(44)
Other	-	(25)
Equity investment income	-	1
Total other expense	(57)	(68)

Loss before income taxes	(5,243)	(658)

Provision for income taxes	-	-

Net loss before non-controlling interests	(5,243)	(658)

Net loss attributable to non-controlling interests	(316)	(28)

Net loss attributable to controlling interest	$(4,927)	$(630)

Net loss per common share:
Basic	$(0.05)	$(0.01)
Diluted	$(0.05)	$(0.01)
Weighted average common shares outstanding:
Basic	107,180	105,934
Diluted	107,180	105,934

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

			Additional	Non-		Total
	Common Stock		Paid-in	Controlling	Accumulated	Stockholders’
	Shares	Amount	Capital	Interests	Deficit	Equity

Balances, December 31, 2015	107,655	$1,077	$54,394	$2,299	$(38,130)	$19,640

Stock-based compensation	-	-	371	-	-	371

Restricted stock vested	428	4	(4)	-	-	-

Non-controlling interest distributions, net	-	-	-	(3)	-	(3)

Net loss	-	-	-	(316)	(4,927)	(5,243)

Balances, March 31, 2016	108,083	$1,081	$54,761	$1,980	$(43,057)	$14,765

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Cash flows from operating activities:
Net loss	$(5,243)	$(658)
Items not involving cash:
Depreciation, depletion and amortization	503	645
Accretion of asset retirement obligations	35	31
Impairment of oil and gas properties	3,890	-
Unrealized commodity derivative loss	62	346
Stock-based compensation expense	371	331
Equity investment income	-	(1)
Net change in:
Accounts receivable	320	851
Prepaid expenses, deposits and other current assets	(39)	(96)
Accounts payable, accrued liabilities and firm transportation obligations	(163)	(1,667)
Net cash used in operating activities	(264)	(218)

Cash flows from investing activities:
Development and acquisition of properties and equipment	(262)	(1,237)
Other long-term assets	5	271
Equity investment distribution	275	-
Net cash provided by (used in) investing activities	18	(966)

Cash flows from financing activities:
Proceeds from notes payable	600	800
Payments on notes payable	(200)	-
Distributions to non-controlling interests	(3)	(51)
Net cash provided by financing activities	397	749

Net increase (decrease) in cash and cash equivalents	151	(435)

Cash and cash equivalents, beginning of period	305	1,132

Cash and cash equivalents, end of period	$456	$697

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements.

On May 17, 2016, Nytis LLC, entered into an amendment to its credit facility with Bank of Oklahoma that reduced the borrowing base under the credit facility from $20.0 million to $5.5 million (of which $500,000 is reserved for future interest payments as those payments become due under the credit facility) and changed the maturity date of the credit facility from May 31, 2017 to January 2, 2017. At March 31, 2016, the Company was in compliance with all of its financial covenants associated with the credit agreement. As a result of the reduction in the borrowing base (and associated borrowing base capacity), the Company is no longer in compliance with the minimum current ratio required under the credit facility nor does it expect to be throughout the remainder of the year. As such, without a waiver, Bank of Oklahoma would have the ability to call the debt. In addition, with the change in the maturity of the credit facility from May 31, 2017 to January 2, 2017, outstanding borrowings under the credit facility were classified as current on the Company’s Consolidated Balance Sheet as of March 31, 2016, resulting in negative working capital of approximately $7.3 million.

We are in the process of analyzing various alternatives to enhance our liquidity and capital structure including obtaining a new credit facility, issuing additional equity, divesting nonstrategic assets, reducing costs or similar type activities. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurance that such methods will prove successful. The accompanying Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of March 31, 2016 and the Company’s results of operations and cash flows for the three months ended March 31, 2016 and 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, the unaudited financial statements and the notes thereto should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2015 filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

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

Note 3 – Summary of Significant Accounting Policies (continued)

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

Note 3 – Summary of Significant Accounting Policies (continued)

For the three months ended March 31, 2016, the Company recognized a ceiling test impairment of approximately $3.9 million. For the three months ended March 31, 2015, the Company did not recognize a ceiling test impairment as the Company’s full cost pool did not exceed the ceiling limitation. Future declines in oil and natural gas prices, and increases in future operating expenses and future development costs could result in additional impairments of our oil and gas properties in future periods. The effects of price declines will continue to impact the ceiling test value until such time prices stabilize or improve. Impairment charges are a non-cash charge and accordingly, do not affect cash flow, but adversely affect our net income and stockholders’ equity.

Investments in Affiliates

Investments in non-consolidated affiliates are accounted for under either the equity or cost method of accounting as appropriate. The cost method of accounting is used for investments in affiliates in which the Company has less than 20% of the voting interests of a corporate affiliate or less than a 5% interest of a partnership or limited liability company and does not have significant influence. Investments in non-consolidated affiliates, accounted for using the cost method of accounting, are recorded at cost and impairment assessments for each investment are made annually to determine if a decline in the fair value of the investment, other than temporary, has occurred. A permanent impairment is recognized if a decline in the fair value occurs. If the Company holds between 20% and 50% of the voting interest in non-consolidated corporate affiliates or greater than a 5% interest of a partnership or limited liability company and exercises significant influence or control, the equity method of accounting is used to account for the investment. The Company’s investment in an affiliate that is accounted for using the equity method of accounting, increases or decreases by the Company’s share of the affiliate’s profits or losses and such profits or losses are recognized in the Company’s Consolidated Statements of Operations. The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has occurred. The amount of the impairment is based on quoted market prices, where available, or other valuation techniques.

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

Note 3 – Summary of Significant Accounting Policies (continued)

The following table is a reconciliation of the ARO for the three months ended March 31, 2016 and 2015:

(in thousands)	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$3,095	$2,968
Accretion expense	35	31
Additions during period	5	-

Balance at end of period	$3,135	$2,999

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

The following table sets forth the calculation of basic and diluted (loss) income per share:

	Three Months Ended March 31,
	2016	2015

Net loss	$(4,927)	$(630)

Basic weighted-average common shares outstanding in period	107,180	105,934

Add dilutive effects of stock options, warrants and nonvested shares of restricted stock	-	-

Diluted weighted-average common shares outstanding in period	107,180	105,934

Basic net loss per common share	$(0.05)	$(0.01)
Diluted net loss per common share	$(0.05)	$(0.01)

For the quarter ended March 31, 2016, the Company had a net loss and therefore, the diluted net loss per share calculation for that period excludes the anti-dilutive effect of approximately 250,000 warrants and approximately 5.8 million nonvested shares of restricted stock. In addition, approximately 6.3 million restricted performance units subject to future contingencies were excluded from the basic and diluted loss per share calculations.

For the quarter ended March 31, 2015, the Company had a net loss and therefore, the diluted net loss per share calculation for that period excludes the anti-dilutive effect of approximately 2.7 million stock options and warrants, approximately 4.1 million nonvested shares of restricted stock and approximately 4.7 million restricted performance units, subject to future contingencies, were excluded from the basic and diluted loss per share calculations.

Note 3 – Summary of Significant Accounting Policies (continued)

Adopted and Recently Issued Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements To Employee Share-Based Payment Accounting (“ASU 2016-09”). The objective of this ASU is to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Portions of this ASU must be applied prospectively while other portions may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting ASU 2016-09.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and should be applied using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting ASU 2016-02.

Note 4 – Property and Equipment

Net property and equipment as of March 31, 2016 and December 31, 2015 consists of the following:

(in thousands)	March 31, 2016	December 31, 2015

Oil and gas properties:
Proved oil and gas properties	$97,796	$97,453
Unproved properties not subject to depletion	3,146	3,194
Accumulated depreciation, depletion, amortization and impairment	(76,783)	(72,421)
Net oil and gas properties	24,159	28,226

Furniture and fixtures, computer hardware and software, and other equipment	803	825
Accumulated depreciation and amortization	(587)	(587)
Net other property and equipment	216	238

Total net property and equipment	$24,375	$28,464

As of March 31, 2016 and December 31, 2015, the Company had approximately $3.2 million of unproved oil and gas properties not subject to depletion. The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties. The excluded properties are assessed for impairment at least annually. Subject to industry conditions, evaluation of most of these properties and the inclusion of their costs in amortized capital costs is expected to be completed within five years.

During the three months ended March 31, 2016 and 2015, the Company capitalized general and administrative expenses applicable to development and exploration activities of approximately $133,000 and $132,000, respectively.

Depletion expense related to oil and gas properties for the three months ended March 31, 2016 and 2015 was approximately $472,000, or $0.79 per Mcfe, and $608,000, or $0.87 per Mcfe, respectively. Depreciation and amortization expense related to furniture and fixtures, computer hardware and software and other equipment for the three months ended March 31, 2016 and 2015 was approximately $31,000 and $37,000, respectively.

Note 5 – Equity Method Investment

The Company has a 50% interest in Crawford County Gas Gathering Company, LLC (“CCGGC”) which owns and operates pipelines and related gathering and treatment facilities. The Company’s gas production located in Illinois is gathered by CCGGC’s gathering facilities. The Company’s investment in CCGGC is accounted for under the equity method of accounting, and its share of income or loss is recognized. During the three months ended March 31, 2016 and 2015, the Company recorded equity method income of approximately nil and $1,000, respectively, related to this investment. In addition, during the first quarter of 2016, the Company received a cash distribution of $275,000 from CCGGC.

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

At March 31, 2016, there were approximately $3.9 million in outstanding borrowings and approximately $16.1 million of borrowing capacity available under the credit facility. The Company’s effective borrowing rate at March 31, 2016 was approximately 3.0%. The credit facility is collateralized by substantially all of the Company’s oil and gas assets. The credit facility includes terms that place limitations on certain types of activities including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, mergers and acquisitions, and the payment of dividends. The credit facility requires satisfaction of a minimum current ratio (the ratio of current assets (including borrowing base capacity) to current liabilities as defined) of 1.0 to 1.0 and a maximum funded debt ratio (the ratio of the outstanding balance of all interest bearing indebtedness to the sum of EBITDAX (net income plus interest expense, income taxes, depreciation, depletion, amortization, exploration and impairment expenses and other non-cash charges) for the most recently completed fiscal quarter times four) of 4.25 to 1.0 as of the end of any fiscal quarter.

The Company was in compliance with all covenants associated with the credit agreement as of March 31, 2016.

On May 17, 2016, Nytis LLC entered into an amendment to its credit facility with Bank of Oklahoma that reduced the borrowing base under the credit facility from $20.0 million to $5.5 million (of which $500,000 is reserved for future interest payments as those payments become due under the credit facility) and changed the maturity date of the credit facility from May 31, 2017 to January 2, 2017. On May 17, 2016 the Company had approximately $4.0 million in outstanding borrowings under the credit facility and approximately $300,000 of available cash. As a result of a reduction in the borrowing base (and associated borrowing base capacity), the Company is no longer is compliance with the minimum current ratio required under the credit facility. In addition, the amendment to the credit agreement provided waivers from Bank of Oklahoma regarding Nytis LLC’s consistent past practice of advancing funding for general and administrative expenses of Carbon and ratified and affirmed the respective obligations for both Bank of Oklahoma and Nytis LLC under the credit facility.

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

At March 31, 2016, the Company has established a full valuation allowance against the balance of net deferred tax assets.

Note 8 – Stockholders’ Equity

Authorized and Issued Capital Stock

As of March 31, 2016, the Company had 200,000,000 shares of common stock authorized with a par value of $0.01 per share, of which 108,082,583 were issued and outstanding and 1,000,000 shares of preferred stock authorized with a par value of $0.01 per share, none of which were issued and outstanding. During the first three months of 2016, the increase in the Company’s issued and outstanding common stock was a result of restricted stock that vested during the period.

Equity Plans Prior to Merger

Pursuant to the merger of Nytis USA with and into the Company in 2011, all options, warrants and restricted stock were adjusted to reflect the conversion ratio used in the merger. As of March 31, 2016, the Company has 250,000 warrants outstanding and exercisable and approximately 489,000 shares of common stock outstanding that are subject to restricted stock agreements.

Nytis USA Restricted Stock Plan

As of March 31, 2016, there were approximately 489,000 shares of restricted stock issued under the Nytis USA Restricted Stock Plan (“Nytis USA Plan”). The Company accounted for these grants at their intrinsic value. From the date of grant through March 31, 2013, the Company estimated that none of these shares would vest and accordingly, no compensation cost had been recorded through March 31, 2013.

In June 2013, the vesting terms of these restricted stock grants were modified so that 25% of the shares would vest on the first of January from 2014 through 2017. As such, the Company is recognizing compensation expense for these restricted stock grants based on the fair value of the shares on the date the vesting terms were modified. Compensation expense recognized for these restricted stock grants was approximately $84,000 for the three months ended March 31, 2016 and 2015. As of March 31, 2016, there was approximately $252,000 of unrecognized compensation costs related to these restricted stock grants which the Company expects will be recognized ratably over the next nine months.

Note 8 – Stockholders’ Equity (continued)

Carbon Stock Incentive Plans

The Company has two stock plans, the Carbon 2011 and 2015 Stock Incentive Plans (collectively the “Carbon Plans”). The Carbon Plans were approved by the shareholders of the Company and in the aggregate provide for the issuance of 22.6 million shares of common stock to Carbon officers, directors, employees or consultants eligible to receive these awards under the Carbon Plans.

The Carbon Plans provide for granting Director Stock Awards to non-employee directors and for granting Incentive Stock Options, Non-qualified Stock Options, Restricted Stock Awards, Performance Awards and Phantom Stock Awards, or a combination of the foregoing as is best suited to the circumstances of the particular employee, officer, director or consultant.

Restricted Stock

During the three months ended March 31, 2016, approximately 1.7 million shares of restricted stock were granted under the terms of the Carbon Plan in addition to approximately 6.6 million shares granted during previous years. For employees, these restricted stock awards vest ratably over a three-year service period. For non-employee directors the awards vest upon the earlier of a change in control of the Company or the date their membership on the Board of Directors is terminated other than for cause. The Company recognizes compensation expense for these restricted stock grants based on the estimated grant date fair value of the shares, amortized ratably over three years for employee awards (based on the required service period for vesting) and seven years for non-employee director awards (based on a market survey of the average tenure of directors among U.S. public companies). As of March 31, 2016, approximately 3.0 million of these restricted stock grants have vested.

Compensation costs recognized for these restricted stock grants were approximately $201,000 and $160,000 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was approximately $1.1 million of unrecognized compensation costs related to these restricted stock grants. This cost is expected to be recognized over the next 6.8 years.

Restricted Performance Units

As of March 31, 2016, approximately 6.4 million shares of restricted performance units have been granted under the terms of the Carbon Plan. The performance units represent a contractual right to receive one share of the Company’s common stock subject to the terms and conditions of the agreements including the achievement of the price of the Company’s stock, net asset value per share, net production and Adjusted EBITDA (defined as net income (loss) before interest expense, taxes, depreciation, depletion, amortization, accretion of asset retirement obligations, ceiling test write downs of oil and gas properties and the gain or loss on sold investments or properties) per share relative to a defined peer group and the lapse of forfeiture restrictions pursuant to the terms and conditions of the agreements, including for certain of the grants, the requirement of continuous employment by the grantee prior to a change in control of the Company. Based on the relative achievement of performance, approximately 6.3 million of the restricted performance units are outstanding as of March 31, 2016.

The Company accounts for the performance units granted during 2012, 2014 and 2015 at their fair value determined at the date of grant. The final measurement of compensation cost will be based on the number of performance units that ultimately vest. At March 31, 2016, the Company estimated that none of the performance units granted in 2012, 2014 and 2015 would vest due to change in control and other performance provisions and accordingly, no compensation cost has been recorded. As of March 31, 2016, if change in control and other performance provisions pursuant to the terms and conditions of these agreements are met in full, the estimated unrecognized compensation cost related to the performance units granted in 2012, 2014 and 2015 would be approximately $3.1 million.

Note 8 – Stockholders’ Equity (continued)

The performance units granted in 2013 contain specific vesting provisions, no change in control provisions nor any performance conditions other than stock price performance. Due to different earning requirements compared to the performance units granted in 2012, 2014 and 2015, the Company recognizes compensation expense for the performance units granted in 2013 based on the grant date fair value of the performance units, amortized ratably over three years (the performance period). The fair value of the performance units granted in 2013 was estimated using a Monte Carlo simulation (“MCS”) valuation model using the following key assumptions: no expected dividends, volatility of our stock and those of defined peer companies used to determine our performance relative to the defined peer group, a risk free interest rate and an expected life of three years. Compensation costs recognized for these performance unit grants were approximately $86,000 for the three months ended March 31, 2016 and 2015. As of March 31, 2016, there was approximately $41,000 of unrecognized compensation costs related to performance units granted in 2013. These costs are expected to be recognized over the next three months.

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2016 and December 31, 2015 consist of the following:

(in thousands)	March 31, 2016	December 31, 2015

Accounts payable	$701	$577
Oil and gas revenue payable to oil and gas property owners	1,062	1,221
Production taxes payable	57	59
Drilling advances received from joint venture partner	2,105	2,115
Accrued drilling costs	112	112
Accrued lease operating costs	54	76
Accrued ad valorem taxes	501	496
Accrued general and administrative expenses	797	833
Other liabilities	217	132

Total accounts payable and accrued liabilities	$5,606	$5,621

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

Note 10 – Fair Value Measurements (continued)

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 by level within the fair value hierarchy:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2016
Assets:
Commodity derivatives	$-	$496	$-	$496

December 31, 2015
Assets:
Commodity derivatives	$-	$559	$-	$559

As of March 31, 2016, the Company’s commodity derivative financial instruments are comprised of three natural gas swap agreements and one natural gas and four oil costless collar agreements. The fair values of these agreements are determined under an income valuation technique. The valuation requires a variety of inputs, including contractual terms, published forward prices, volatilities for options, and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, the Company’s credit worthiness and the time value of money. The consideration of these factors resulted in an estimated exit-price for each derivative asset or liability under a market place participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy. The counterparty in all of the Company’s commodity derivative financial instruments is the lender in the Company’s bank credit facility.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

The fair value of the following liabilities measured and recorded at fair value on a non-recurring basis are based on unobservable pricing inputs and therefore, are included within the Level 3 fair value hierarchy.

The Company uses the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money. During the three months ended March 31, 2016 and 2015, the Company recorded asset retirement obligations for additions of approximately $5,000 and nil, respectively. See Note 3 for additional information.

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

Note 11– Physical Delivery Contracts and Oil and Gas Derivatives (continued)

As of March 31, 2016, the Company has two short-term physical delivery contracts which require the Company to deliver fixed volumes of natural gas. The Company has sufficient production from its natural gas producing properties delivering to the specific meters under these contracts. The following table summarizes the future production volumes to be delivered and sold under these contracts:

		Daily Volume
	Period	(Dths per day)	Price

Contract 1	Apr - Oct 2016	1,000	Index less $0.29
Contract 2	Apr - Sep 2016	611	98% of Index less $0.23

The Company’s other oil and gas sales contracts approximate index prices.

The Company’s costless collar and swap agreements as of March 31, 2016 are summarized in the table below:

	Natural Gas		Oil
		Weighted		Weighted
		Average		Average
Quarter	MMBtu	Price (a)( c)	Bbl	Price (b)( c)

Swaps:
Apr - Jun 2016	40,000	$3.39	-	-
Jul - Sep 2016	30,000	$3.12	-	-
Oct - Dec 2016	30,000	$3.12	-	-
Jan - Mar 2017	30,000	$3.27	-	-
Apr - Jun 2017	30,000	$3.27	-	-
Jul - Sep 2017	30,000	$3.27	-	-
Oct - Dec 2017	30,000	$3.27	-	-

Collars:
Apr - Jun 2016	30,000	$2.75 - $3.40	6,000	$50.00 - $59.00
Jul - Sep 2016	30,000	$2.75 - $3.40	5,500	$48.64 - $57.91
Oct - Dec 2016	30,000	$2.75 - $3.40	4,500	$48.33 - $58.00
Jan - Mar 2017	-	-	4,500	$48.33 - $61.67
Apr - Jun 2017	-	-	4,500	$48.33 - $61.67
Jul - Sep 2017	-		4,500	$48.33 - $61.67
Oct - Dec 2017	-	-	4,500	$48.33 - $61.67

(a) NYMEX Henry Hub Natural Gas futures contract for the respective delivery month.

(b) NYMEX Light Sweet Crude West Texas Intermediate futures contract for the respective delivery month

(c) NYMEX costless collar floor to ceiling prices.

For its swap instruments, the Company receives a fixed price for the hedged commodity and pays a floating price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

Note 11– Physical Delivery Contracts and Oil and Gas Derivatives (continued)

The following table summarizes the fair value of the derivatives recorded in the Consolidated Balance Sheets.

These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	March 31, 2016	December 31, 2015
Commodity derivative contracts:
Current assets	$362	$408
Other long-term assets	134	151

The table below summarizes the commodity settlements and unrealized gains and losses related to the Company’s derivative instruments for the three months ended March 31, 2016 and 2015. These commodity derivative settlements and unrealized gains and losses are recorded and included in commodity derivative income or loss in the accompanying Consolidated Statements of Operations.

(in thousands)	Three Months Ended March 31,
	2016	2015
Commodity derivative contracts:
Settlement gains	$202	$552
Unrealized losses	(62)	(346)

Total settlement and unrealized gains, net	$140	$206

Commodity derivative settlement gains and losses are included in cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows.

The counterparty in all of the Company’s derivative instruments is the lender in the Company’s bank credit facility. Accordingly, the Company is not required to post collateral since the bank is secured by the Company’s oil and gas assets. The Company nets its derivative instrument fair value amounts executed with its counterparty pursuant to an ISDA master agreement, which provides for the net settlement over the term of the contract and in the event of default or termination of the contract. The following table summarizes the location and fair value amounts of all derivative instruments in the Consolidated Balance Sheet as of March 31, 2016, as well as the gross recognized derivative assets, liabilities and amounts offset in the Consolidated Balance Sheet:

				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
		Assets/	Amounts	Assets/
	Balance Sheet Classification	Liabilities	Offset	Liabilities

Commodity derivative assets:	Current assets	$378	$(16)	$362
	Other long-term assets	163	(29)	134
Total derivative assets		$541	$(45)	$496

Commodity derivative liabilities:
	Current liability	$16	$(16)	$-
	Non-current liabilities	29	(29)	-
Total derivative liabilities		$45	$(45)	$-

Due to the volatility of oil and natural gas prices, the estimated fair values of the Company’s derivatives are subject to large fluctuations from period to period.

Note 12 – Commitments

The Company has entered into long-term firm transportation contracts to ensure the transport for certain of its natural gas production to purchasers. Firm transportation volumes and the related demand charges for the remaining term of these contracts at March 31, 2016 are summarized in the table below.

Period	Dekatherms per day	Demand Charges
Apr 2016 - Apr 2018	4,450	$0.20 - $0.65
May 2018 - May 2020	2,150	$0.20
Jun 2020 – May 2036	1,000	$0.20

A liability of approximately $741,000 related to firm transportation contracts assumed in a 2011 asset acquisition, which represents the remaining commitment, is reflected on the Company’s Consolidated Balance Sheet as of March 31, 2016. The fair value of these firm transportation obligations were determined based upon the contractual obligations assumed by the Company and discounted based upon the Company’s effective borrowing rate. These contractual obligations are being amortized on a monthly basis as the Company pays these firm transportation obligations in the future.

Note 13 – Supplemental Cash Flow Disclosure

Supplemental cash flow disclosures for the three months ended March 31, 2016 and 2015 are presented below:

	Three Months Ended March 31,
(in thousands)	2016	2015

Cash paid during the period for:
Interest	$53	$26
Income taxes	$-	$325
Non-cash transactions:
Increase in net asset retirement obligations	$5	$-
Increase in accounts payable and accrued liabilities included in oil and gas properties	$38	$18

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

All expectations, forecasts, assumptions and beliefs about our future results, condition, operations and performance are forward-looking statements as described under the heading “Forward Looking Statements” at the end of this Item. Our actual results may differ materially because of a number of risks and uncertainties. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information included or incorporated by reference in the Company’s 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

At March 31, 2016, our proved developed reserves were comprised of 11% oil and 89% natural gas. Our limited current capital expenditure program is focused on the development of our oil and coalbed methane reserves. We believe that our drilling inventory and lease position, combined with our low operating expense and cost structure, provides us with a portfolio of opportunities for the development of our oil and natural gas properties. Our growth plan is centered on the following activities:

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

	2014			2015				2016
	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1

Oil (Bbl)	$102.98	$97.21	$73.12	$48.57	$57.96	$46.44	$42.17	$33.51
Natural Gas (MMBtu)	$4.68	$4.07	$4.04	$2.99	$2.61	$2.74	$2.17	$2.06

Oil prices have fallen significantly within the last year since reaching highs over $105.00 per barrel in June 2014 and dropping below $27.00 per barrel in February 2016. Natural gas prices have also declined from over $4.80 per Mcf in April 2014 to below $1.70 per Mcf in March 2016. Although oil prices have recently began to recover from the lows experienced during the first quarter of 2016, forecasted prices for both oil and natural gas for the remainder of 2016 remain low. Lower oil and natural gas prices may not only decrease the Company’s revenues, but may also reduce the amount of oil and natural gas that can be produced economically and potentially lower our oil and natural gas reserves. A substantial or extended decline in oil or natural gas prices may result in future impairments of our proved reserves and may materially and adversely affect our future business, financial condition, cash flows, results of operations or liquidity.

The Company uses the full cost method of accounting for its oil and gas properties and performs a ceiling test quarterly. Because the ceiling calculation requires a rolling 12 month average commodity price, due to the effect of lower prices in 2015 and 2016, the Company recognized an impairment of approximately $5.4 million in 2015 and approximately $3.9 million for the three months ended March 31, 2016.

At March 31, 2016, commodity prices used in the ceiling calculations, based on the required trailing twelve month average, were $2.34 per Mcf of gas and $42.31 per barrel of oil. If the commodity prices had been calculated based on a twelve month simple average of commodity prices on the first day of the month for the seven months ended December 31, 2015 and the first five months of 2016, prices would have averaged $2.15 per Mcf of gas and $40.09 per barrel of oil. Based solely on these lower prices and holding all other factors constant, we would have a further ceiling test impairment of approximately $2.3 million. This calculation of lower commodity prices is prepared based on the presumption that all other inputs and assumptions are held constant with the exception of oil and natural gas prices. Therefore, this calculation strictly isolates the potential impact of commodity prices on our ceiling test limitation and proved reserves. Future write downs or impairments, if any, are difficult to reasonably predict and will depend not only on commodity prices, but also other factors that include, but are not limited to, incremental proved reserves that may be added each period, revisions to previous reserve estimates, capital expenditures and operating costs among other factors. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods and the estimates described in this paragraph should not be construed as indicative of our future results.

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

At March 31, 2016, we had over 271,000 net acres of mineral leases located in the Appalachian and Illinois Basins of the United States. Approximately 51% of this acreage is held by production and of the remaining acreage, approximately 51% have lease terms of greater than five years remaining in the primary term or contractual extension periods.

The principal focus of our leasing, drilling and completion activities is a Berea Sandstone formation horizontal oil drilling program in eastern Kentucky and western West Virginia. At March 31, 2016, we have over 42,000 net mineral acres in the region. Since 2010, we have drilled 54 gross horizontal wells in the drilling program. During the program, we have enhanced our well performance, improved well drilling and completion performance, including reduced drilling days, increased horizontal lateral length, decreased cost per frac stage and reduced days from spud to first production. In addition, we have established an infrastructure of oil and natural gas gathering and salt water handling and disposal facilities which will benefit the economics of future drilling. We continue to acquire leases and evaluate producing properties where we have identified additional potential to expand our activities.

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

Recent Developments

Based on current prices and expected future prices for oil and natural gas for the remainder of 2016, we reduced our drilling activity to manage and optimize the utilization of our capital expenditures. During the first quarter of 2016, our capital expenditures consisted principally of acquiring additional lease positions in our strategic oil play and expansion of our gathering facilities to provide greater flexibility in moving our natural gas production to markets with more favorable pricing. Development of our oil properties and coalbed methane gas wells during the remainder of 2016 is contingent on our expectation of future oil and natural gas prices. In addition, the Company is evaluating potential producing property and land acquisition opportunities that would expand the Company’s operations and provide attractive risk adjusted rates of returns.

Pursuant to a participation agreement Nytis LLC entered into with Liberty Energy LLC (“Liberty”) in February 2014, Liberty will pay a disproportionate percentage of the costs associated with drilling and completing 20 wells on the covered leases. Following the drilling of these 20 wells, Nytis LLC and Liberty will pay their respective costs on a basis proportionate to their working interests. As of March 31, 2016, Liberty had participated in drilling six horizontal wells pursuant to this agreement.

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

On May 17, 2016, Nytis LLC, entered into an amendment to its credit facility with Bank of Oklahoma that reduced the borrowing base under the credit facility from $20.0 million to $5.5 million (of which $500,000 is reserved for future interest payments as those payments become due under the credit facility) and changed the maturity date of the credit facility from May 31, 2017 to January 2, 2017. See Notes 2 and 6 in the accompanying notes to the Consolidated Financial Statements and “Liquidity and Capital Resources” and “Bank Credit Facility” below for further details.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015.

The following discussion and analysis relates to items that have affected our results of operations for the three months ended March 31, 2016 and 2015. The following table sets forth, for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information under “Forward Looking Statements” below.

	Three Months Ended
	March 31,		Percent
(in thousands, except production and per unit data)	2016	2015	Change
Revenue:
Oil sales	$628	$1,518	(59%)
Natural gas sales	1,092	1,618	(32%)
Commodity derivative income	140	206	(32%)
Other income	1	51	(98%)
Total revenues	1,861	3,393	(45%)

Expenses:
Lease operating expenses	589	835	(29%)
Transportation costs	372	398	(7%)
Production and property taxes	135	199	(32%)
General and administrative	1,523	1,875	(19%)
Depreciation, depletion and amortization	503	645	(22%)
Accretion of asset retirement obligations	35	31	11%
Impairment of oil and gas properties	3,890	-	*
Total expenses	7,047	3,983	*

Operating loss	$(5,186)	$(590)	*

Other income and (expense):
Interest expense	$(57)	$(44)	29%
Other	-	(25)	*
Equity investment income	-	1	*
Total other expense	$(57)	$(68)	(16%)

Production data:
Natural gas (Mcf)	481,039	518,184	(7%)
Oil and liquids (Bbl)	19,463	29,690	(34%)
Combined (Mcfe)	597,817	696,324	(14%)

Average prices before effects of hedges:
Natural gas (per Mcf)	$2.27	$3.12	(27%)
Oil and liquids (per Bbl)	$32.26	$51.14	(37%)
Combined (per Mcfe)	$2.88	$4.50	(36%)

Average prices after effects of hedges**:
Natural gas (per Mcf)	$2.44	$3.42	(29%)
Oil and liquids (per Bbl)	$35.38	$52.93	(33%)
Combined (per Mcfe)	$3.11	$4.80	(35%)

Average costs (per Mcfe):
Lease operating expenses	$0.98	$1.20	(18%)
Transportation costs	$0.62	$0.57	9%
Production and property taxes	$0.23	$0.29	(21%)
Depreciation, depletion and amortization	$0.84	$0.93	(10%)

*	Not meaningful or applicable
**	Includes realized and unrealized commodity derivative gains

Oil and natural gas revenues- Revenues from sales of oil and natural gas decreased 45% to approximately $1.7 million for the three months ended March 31, 2016 from approximately $3.1 million for the three months ended March 31, 2015. This decrease was primarily due to a 37% and a 27% decrease in oil and natural gas prices, respectively. Oil and natural gas sales volumes for the quarter ended March 31, 2016 decreased over the same period in 2015 by 34% and 7%, respectively. The declines in production are primarily attributed to normal natural production declines.

Commodity derivative gains and losses- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed price swap contracts and costless collars when our management believes that available futures prices for our oil and natural gas production are sufficient to warrant hedging to ensure predicable cash flows for certain of the Company’s production. Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-markets gains or losses as well as settlement gains or losses on the derivative instruments, are currently recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts. For the three months ended March 31, 2016 and 2015, we had hedging gains of approximately $140,000 and $206,000, respectively.

Lease operating expenses- Lease operating expenses for the three months ended March 31, 2016 decreased 29% compared to the three months ended March 31, 2015. On a per Mcfe basis, lease operating expenses decreased from $1.20 per Mcfe for the three months ended March 31, 2015 to $0.98 per Mcfe for the three months ended March 31, 2016. The decrease was primarily attributed to lower water hauling and salt water disposal fees as a result of lower oil production and cost reduction measures implemented as a response to low commodity prices.

Transportation costs- Transportation costs for the three months ended March 31, 2016 decreased 7% compared to the three months ended March 31, 2015. This decrease is primarily attributed to a decrease in natural gas production. On a per Mcfe basis, these expenses increased from $0.57 per Mcfe for the three months ended March 31, 2015 to $0.62 per Mcfe for the three months ended March 31, 2016.

Production and property taxes- Production and property taxes decreased from approximately $199,000 for the three months ended March 31, 2015 to approximately $135,000 for the three months ended March 31, 2016. This decrease is primarily attributed to decreased oil and natural gas revenues. Production taxes, which average approximately 4.2% for the Company, are generally calculated as a percentage of sales revenues. Ad valorem tax rates, which can fluctuate by year, are determined by individual counties where the Company has production and are assessed on the Company’s sales revenues one or two years in arrears depending on the location of the production. On a per Mcfe basis, these expenses decreased from $0.29 per Mcfe for the three months ended March 31, 2015 to $0.23 per Mcfe for the three months ended March 31, 2016.

Depreciation, depletion and amortization (DD&A)- DD&A decreased from approximately $645,000 for the three months ended March 31, 2015 to approximately $503,000 for the three months ended March 31, 2016 primarily due to a decrease in the depletion rate and a decrease in oil and gas production. The decrease in the depletion rate is primarily attributed to a reduction in the depletable asset base caused by impairment recognized in the fourth quarter of 2015. On a per Mcfe basis, DD&A decreased from $0.93 per Mcfe for the three months ended March 31, 2015 to $0.84 per Mcfe for the three months ended March 31, 2016.

Impairment of oil and gas properties- At March 31, 2016, commodity prices used in the ceiling calculation, based on the required trailing 12-month average, were $42.31 per barrel of oil and $2.34 per Mcf of natural gas, resulting in an impairment of approximately $3.9 million for the first quarter of 2016. The Company did not record an impairment for the first quarter ended March 31, 2015. The ceiling limitation calculation is not intended to be indicative of the fair market value of our proved reserves or future results. Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet. Any recorded impairment is not reversible at a later date.

General and administrative expenses- General and administrative expenses decreased from approximately $1.9 million for the three months ended March 31, 2015 to approximately $1.5 million for the three months ended March 31, 2016. The decrease in general and administrative expenses is primarily attributed to expenses incurred by the Company for the three months ended March 31, 2015 related to the sale of the Company’s deep rights in certain leases located in Kentucky and West Virginia, costs associated with potential acquisition opportunities for the three months ended March 31, 2015 and cost reduction measures implemented by the Company for the three months ended March 31, 2016 as a response to low commodity prices.

	Three Months Ended March 31,
	2016	2015	Increase/ Decrease
(in thousands)
Stock-based compensation	$371	$331	$40
Other general and administrative expenses	1,152	1,544	(392)
General and administrative expense, net	$1,523	$1,875	$(352)

Interest expense- Interest expense increased from approximately $44,000 for the three months ended March 31, 2015 to approximately $57,000 for the three months ended March 31, 2016 primarily due to higher outstanding debt balances.

Liquidity and Capital Resources

Our exploration, development, and acquisition activities require us to make significant operating and capital expenditures. Historically, we have used cash flow from operations and our bank credit facility as our primary sources of liquidity, and, on occasion, we have engaged in asset monetization transactions.

Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations. We employ a commodity hedging strategy in an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of March 31, 2016, we have outstanding natural gas hedges of 100,000 MMBtu for the remainder of 2016 at an average price of $3.23 per MMBtu and 120,000 MMBtu for 2017 at an average price of $3.27 per MMBtu. In addition, as of March 31, 2016, we have outstanding natural gas costless collars of 90,000 MMBtu with weighted average floor and ceiling prices of $2.75 and $3.40, respectively, for the remainder of 2016 and outstanding oil costless collars of 16,000 barrels with weighted average floor and ceiling prices of $49.06 and $58.34, respectively, for the remainder of 2016 and 18,000 barrels with weighted average floor and ceiling prices of $48.33 and $61.67, respectively, for 2017. This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2016 and 2017. However, future hedging activities may result in reduced income or even financial losses to us. See “Risk Factors— The use of derivative instruments used in hedging arrangements could result in financial losses or reduce income,” in our Annual Report on Form 10-K for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. As of March 31, 2016, our derivative counterparty was party to our credit facility, or its affiliates.

The other primary source of liquidity is our credit facility (described below), which had an aggregate borrowing base of $20.0 million on March 31, 2016. Due to the substantial and extended reduction in commodity prices, on May 17, 2016, Nytis LLC entered into an amendment to its credit facility with Bank of Oklahoma that reduced the borrowing base under the credit facility from $20.0 million to $5.5 million (of which $500,000 is reserved for future interest payments as those payments become due under the credit facility) and changed the maturity date of the credit facility from May 31, 2017 to January 2, 2017. On May 17, 2016, Nytis LLC had approximately $4.0 million in outstanding borrowings under the credit facility and approximately $300,000 of available cash. This facility is used to fund operations, capital programs and acquisitions and to refinance debt, as needed and if available. The credit facility is secured by substantially all of our assets and matures in January 2017. See—“Bank Credit Facility” below for further details.

With the change in the maturity date of the credit facility from May 31, 2017 to January 2, 2017, outstanding borrowings under the credit facility were classified as current on the Company’s Consolidated Balance Sheet as of March 31, 2016, resulting in negative working capital of approximately $7.3 million.

Based on our current outlook of commodity prices and our estimated production for 2016, we expect to fund our activities primarily with cash flow from operations, available borrowings under our credit facility, sales of properties or the issuance of additional equity or debt. Such transactions, if any, will depend on general economic conditions, the domestic and global financial markets, the Company’s operational and financial performance, the value of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control. Current market conditions may limit our ability to source attractive acquisition opportunities and to issue new debt or equity securities in the public or private markets. The ability of oil and gas companies to access the equity and high yield debt markets has been limited since the significant decline in commodity prices throughout 2015 and into 2016. We believe our advantages in this current economic environment include our inventory of drilling locations and acreage position, minimal capital expenditure obligations and status as a low cost operator. We expect that our net cash provided by operating activities will be adversely affected by continued low commodity prices. We believe that our expected future cash flows provided by operating activities and additional borrowing capacity available under our credit facility will be sufficient to fund our normal recurring activities (other than the potential acquisition of additional oil and natural gas properties), and our contractual obligations. However, we believe that due to the recent reduction in our borrowing base, unless we sell properties, or issue additional equity or debt, our drilling activity will be limited throughout the remainder of 2016. See“Risk Factors,” in our Annual Report filed on Form 10-K with the SEC for a discussion of the risks and uncertainties that affect our business and financial and operating results.

Bank Credit Facility

Nytis LLC has a bank credit facility which consists of a $50.0 million credit facility (the “Credit Facility”) with Bank of Oklahoma. The Credit Facility will mature in May 2017 and is guaranteed by Nytis USA and Carbon. Our availability under the Credit Facility is governed by a borrowing base (the “Borrowing Base”), which at March 31, 2016 was $20.0 million. The determination of the Borrowing Base is made by the lender in its sole discretion, on a semi-annual basis, taking into consideration the estimated value of our oil and natural gas properties in accordance with the lender’s customary practices for oil and natural gas loans. The previous semi-annual redetermination was completed in November 2015 and at the time the borrowing base was maintained at $20.0 million. Due to the substantial and extended reduction in commodity prices, on May 17, 2016, Nytis LLC entered into an amendment to its credit facility with Bank of Oklahoma that reduced the borrowing base under the credit facility from $20.0 million to $5.5 million (of which $500,000 is reserved for future interest payments as those payments become due under the credit facility) and changed the maturity date of the credit facility from May 31, 2017 to January 2, 2017. In addition, the amendment to the Credit Facility provided waivers from Bank of Oklahoma regarding Nytis LLC’s consistent past practice of advancing funding for general and administrative expenses of Carbon and ratified and affirmed the respective obligations for both Bank of Oklahoma and Nytis LLC under the Credit Facility.

A further lowering of the Borrowing Base could require us to repay indebtedness in excess of the Borrowing Base in order to cover the deficiency.

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

The Company was in compliance with the financial covenants associated with the Credit Facility as of March 31, 2016. As a result of the reduction in the borrowing base (and associated borrowing base capacity), the Company is no longer in compliance with the minimum current ratio required under the Credit Facility nor does it expect to be throughout the remainder of the year. As such, without a waiver, Bank of Oklahoma would have the ability to call the debt.

Of the $50.0 million total nominal amount under the Credit Facility, Bank of Oklahoma holds 100% of the total commitments. The Company’s effective borrowing rate at March 31, 2016 was approximately 3.0%.

In addition, the Credit Facility includes a hedging component that provides a line of credit under commodity swap, exchange, collar, cap and fixed price agreements and agreements designated to protect the Company against changes in interest and currency exchange rates. The maximum amount of credit on this line is $9.5 million.

Historical Cash Flow

Net cash provided by or (used in) operating, investing and financing activities for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
(in thousands)	2016	2015

Net cash used in operating activities	$(264)	$(218)
Net cash provided by (used in) investing activities	$18	$(966)
Net cash provided by financing activities	$397	$749

Net cash used in operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital. Net cash used in operating activities increased by approximately $46,000 for the first quarter of 2016 as compared to the same period in 2015. This increase was primarily due to lower oil and natural gas prices and lower production volumes offset by changes in other working capital.

Net cash provided by or used in investing activities is primarily comprised of acquisition, exploration and development of oil and natural gas properties, net of dispositions of oil and natural gas properties. During the first quarter of 2016, we received a $275,000 cash distribution from Crawford County Gas Gathering Company which offset capital expenditures of approximately $262,000. Due to low oil and natural gas prices, the Company continued to scale down its drilling and development program in the first quarter of 2016 resulting in a decrease of capital expenditures of approximately $975,000 in the first quarter of 2016 as compared to the same period in 2015.

The decrease in financing cash flows of approximately $352,000 for the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015 was primarily due to lower net borrowings from the Company’s Credit Facility.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2016 and 2015 are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2016	2015

Acquisition of oil and gas properties:
Unevaluated properties	$89	$136
Drilling and development	130	860
Pipeline and facilities	33	234
Other	10	7
Total capital expenditures	$262	$1,237

Capital expenditures presented in the table above represent cash used for capital expenditures.

Due to expected higher rate of return on invested capital on oil wells versus natural gas wells, the Company’s capital expenditure program has, since 2012, focused principally on the development of its oil prospects. In addition, we managed our capital expenditures by keeping our exploration and development capital spending near our cash flows. We have been able to expand our oil drilling program by entering into two separate drilling programs with Liberty, the latter of which was entered into in 2014. Other factors impacting the level of our capital expenditures include oil and natural gas prices, the volatility in these prices, the cost and availability of oil field services, general economic and market conditions, and weather disruptions. Due to low commodity prices, the Company, since 2015, has curtailed its drilling programs and has focused on expanding its gathering facilities, thereby providing greater flexibility in moving certain of the Company’s natural gas to markets with more favorable pricing.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2016, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements, (ii) contractual obligations, such as natural gas transportation contracts, for which the ultimate settlement amounts are not fixed and determinable and (iii) oil and natural gas physical delivery contracts that are not expected to be net cash settled and are considered to be normal sales contracts and not derivatives. We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Non-GAAP Measures

EBITDA and Adjusted EBITDA

“EBITDA” and “Adjusted EBITDA” are non-GAAP financial measures. We define EBITDA as net income (loss) before interest expense, taxes, depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA prior to accretion of asset retirement obligations, ceiling test write downs of oil and gas properties, non-cash stock-based compensation expense and the gain or loss on sold investments or properties. EBITDA and Adjusted EBITDA is consolidated including non-controlling interests and as used and defined by us, may not be comparable to similarly titled measures employed by other companies and are not measures of performance calculated in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flow provided by or used in operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. EBITDA and Adjusted EBITDA provide no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, and working capital movement or tax position. EBITDA and Adjusted EBITDA do not represent funds available for discretionary use because those funds are required for debt service, capital expenditures, working capital, income taxes, franchise taxes, exploration and development expenses, and other commitments and obligations. However, our management believes EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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

The following table represents a reconciliation of our net earnings or loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
(in thousands)	2016	2015

Net loss	$(5,243)	$(658)

Adjustments:
Interest expense	57	44
Depreciation, depletion and amortization	503	645
EBITDA	(4,683)	31

Adjusted EBITDA
EBITDA	(4,683)	31
Adjustments:
Non-cash stock-based compensation	371	331
Impairment of oil and gas properties	3,890	-
Accretion of asset retirement obligations	35	31
Adjusted EBITDA	$(387)	$393

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

As required by Rule 13a - 15(b) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), we have evaluated under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d-15(e) under the Exchange Act as of March 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow such persons to make timely decisions regarding required disclosures.

Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth the information with respect to the unregistered sale of equity securities that occurred during the quarter ended March 31, 2016 or subsequently, and have not been reported on a current report on Form 8-K or other report filed with the Securities and Exchange Commission.

On March 16, 2016, pursuant to the Carbon Plans, the Company granted 420,000 restricted shares to its non-employee directors, 800,000 restricted shares to its officer employees and 520,000 restricted shares to its non-officer employees. To the extent these stock grants constituted a sale of equity securities, the Company relied on Sections 4(a)(2) of the Securities Act of 1933 for these stock grants. No commissions or other remuneration were paid in connection with these stock grants.

ITEM 6. Exhibits

Exhibit No.	Description

3(i)(a)	Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on May 5, 2011.
3(i)(b)	Amended and Restated Certificate of Designation with respect to Series A Convertible Preferred Stock of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed July 6, 2011.
3(i)(c)	Certificate of Amendment to Certificate of Incorporation of Carbon Natural Gas Company, Incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on July 19, 2011.
3(ii)	Amended and Restated Bylaws incorporated by reference to exhibit 3(i) to Form 8-K filed on May 5, 2015.
10.1*	Carbon Natural Gas Company 2016 Annual Incentive Plan.
10.2	Form of Restricted Stock Agreement (Officer) pursuant to the Carbon Natural Gas Company 2015 Stock Incentive Plan, as amended, incorporated by reference to exhibit 10.2 to Form 8-K for Carbon Natural Gas Company filed on March 23, 2016.
10.3	Form of Restricted Stock Agreement (Non-Employee Director) pursuant to the Carbon Natural Gas Company 2011 Stock Incentive Plan, as amended, incorporated by reference to exhibit 10.1 to Form 8-K for Carbon Natural Gas Company filed on March 23, 2016.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e).
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith
†	Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON NATURAL GAS COMPANY
(Registrant)

Date: May 23, 2016	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
Chief Executive Officer

Date: May 23, 2016	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer

