Form 10-Q
period 2017-03-31
Carbon Natural Gas Co
filed 2017-05-19
CIK 86264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2017

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

YES  ☒                      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Smaller reporting company	☒
Accelerated filer	☐		Emerging growth company	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 10, 2017, there were issued and outstanding 5,627,589 shares of the Company’s common stock, $0.01 par value.

Carbon Natural Gas Company

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CARBON NATURAL GAS COMPANY

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
(in thousands, except share and per share data)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$630	$858
Accounts receivable:
Revenue	2,170	2,369
Trade receivables	546	330
Receivable – related party	200	-
Other	435	1,921
Prepaid expenses, deposits and other current assets	373	305
Total current assets	4,354	5,783

Property and equipment (note 4):
Oil and gas properties, full cost method of accounting;
Proved, net	33,063	33,212
Unproved	1,966	1,999
Other property and equipment, net	326	325
Total property and equipment, net	35,355	35,536

Investments in affiliates (note 5)	6,444	668
Other long-term assets	1,273	725

Total assets	$47,426	$42,712

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$7,672	$9,121
Commodity derivative liability	311	1,341
Firm transportation contract obligations (note 12)	452	561
Total current liabilities	8,435	11,023

Non-current liabilities:
Firm transportation contract obligations (note 12)	230	261
Commodity derivative liability	-	591
Ad valorem taxes payable	610	628
Warrant derivative liability	4,939	-
Asset retirement obligations (note 2)	5,077	5,006
Notes payable (note 6)	15,530	16,230
Total non-current liabilities	26,386	22,716

Commitments (note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 1,000,000 shares, no shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value; authorized 200,000,000 shares, 5,525,756 and 5,482,673 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,097	1,096
Additional paid-in capital	56,866	56,548
Accumulated deficit	(47,244)	(50,536)
Total Carbon stockholders’ equity	10,719	7,108
Non-controlling interests	1,886	1,865
Total stockholders’ equity	12,605	8,973

Total liabilities and stockholders’ equity	$47,426	$42,712

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2017	2016

Revenue:
Natural gas sales	$3,994	$1,092
Oil sales	1,046	628
Commodity derivative gain	2,144	140
Other income	9	1
Total revenue	7,193	1,861

Expenses:
Lease operating expenses	1,205	589
Transportation costs	489	372
Production and property taxes	412	135
General and administrative	1,670	1,523
Depreciation, depletion and amortization	573	503
Accretion of asset retirement obligations	78	35
Impairment of oil and gas properties	-	3,890
Total expenses	4,427	7,047

Operating income (loss )	2,766	(5,186)

Other income and (expense):
Interest expense	(267)	(57)
Warrant derivative gain	830	-
Equity investment income	7	-
Total other income (expense)	570	(57)

Income (loss) before income taxes	3,336	(5,243)

Provision for income taxes	-	-

Net income (loss) before non-controlling interests	3,336	(5,243)

Net income (loss) attributable to non-controlling interests	44	(316)

Net income (loss) attributable to controlling interest	$3,292	$(4,927)

Net income (loss) per common share:
Basic	$0.60	$(0.92)
Diluted	$0.40	$(0.92)
Weighted average common shares outstanding:
Basic	5,487	5,359
Diluted	6,225	5,359

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands)

			Additional	Non-		Total
	Common Stock		Paid-in	Controlling	Accumulated	Stockholders’
	Shares	Amount	Capital	Interests	Deficit	Equity

Balances, December 31, 2016	5,482	$1,096	$56,548	$1,865	$(50,536)	$8,973

Stock-based compensation	-	-	319	-	-	319

Restricted stock vested	43	1	(1)	-	-	-

Non-controlling interest distributions, net	-	-	-	(23)	-	(23)

Net income	-	-	-	44	3,292	3,336

Balances, March 31, 2017	5,525	$1,097	$56,866	$1,886	$(47,244)	$12,605

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Cash flows from operating activities:
Net income (loss)	$3,336	$(5,243)
Items not involving cash:
Depreciation, depletion and amortization	573	503
Accretion of asset retirement obligations	78	35
Impairment of oil and gas properties	-	3,890
Unrealized commodity derivative (gain) loss	(2,167)	62
Warrant derivative gain	(830)	-
Stock-based compensation expense	319	371
Equity investment income	(7)	-
Other	(36)	-
Net change in:
Accounts receivable	1,268	320
Prepaid expenses, deposits and other current assets	(67)	(39)
Accounts payable, accrued liabilities and firm transportation obligations	(1,573)	(163)
Net cash provided (used in) operating activities	894	(264)

Cash flows from investing activities:
Development and acquisition of properties and equipment	(396)	(262)
Other long-term assets	(3)	5
Equity investment	-	275
Net cash (used in) provided by investing activities	(399)	18

Cash flows from financing activities:
Proceeds from notes payable	300	600
Payments on notes payable	(1,000)	(200)
Distributions to non-controlling interests	(23)	(3)
Net cash (used in) provided by financing activities	(723)	397

Net (decrease) increase in cash and cash equivalents	(228)	151

Cash and cash equivalents, beginning of period	858	305

Cash and cash equivalents, end of period	$630	$456

See accompanying notes to Consolidated Financial Statements.

Note 1 – Organization

Carbon Natural Gas Company (“Carbon” or the “Company”) is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas in the United States. The Company’s business is comprised of the assets and properties of Nytis Exploration (USA) Inc. (“Nytis USA”) and its subsidiary Nytis Exploration Company LLC (“Nytis LLC”) which conducts the Company’s operations in the Appalachian and Illinois Basins, in addition to its subsidiary, Carbon California Operating Company, LLC which conducts the Company’s operations in California and the Company’s equity investment in Carbon California Company, LLC. Collectively, Carbon California Operating Company, LLC and Carbon California Company, LLC are referred to as Carbon California and collectively Carbon, Nytis USA, Nytis LLC and Carbon California are referred to as the Company.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of March 31, 2017 and the Company’s results of operations and cash flows for the three months ended March 31, 2017 and 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, the unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2016 filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

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

For the three months ended March 31, 2017, the Company did not recognize a ceiling test impairment as the Company’s full cost pool did not exceed the ceiling limitation. For the three months ended March 31, 2016, the Company recognized a ceiling test impairment of approximately $3.9 million as the Company’s full cost pool exceeded its ceiling limitation. Future declines in oil and natural gas prices, and increases in future operating expenses and future development costs could result in additional impairments of our oil and gas properties in future periods. The effects of low commodity prices may continue to impact the ceiling test value until such time prices stabilize or improve. Impairment charges are a non-cash charge and accordingly, do not affect cash flow, but adversely affect our net income and stockholders’ equity.

Investments in Affiliates

Investments in non-consolidated affiliates are accounted for under either the equity or cost method of accounting as appropriate. The cost method of accounting is used for investments in affiliates in which the Company has less than 20% of the voting interests of a corporate affiliate or less than a 3% to 5% interest of a partnership or limited liability company and does not have significant influence. Investments in non-consolidated affiliates, accounted for using the cost method of accounting, are recorded at cost and impairment assessments for each investment are made annually to determine if a decline in the fair value of the investment, other than temporary, has occurred. A permanent impairment is recognized if a decline in the fair value occurs. If the Company holds between 20% and 50% of the voting interest in non-consolidated corporate affiliates or greater than a 3% to 5% interest of a partnership or limited liability company and exercises significant influence or control, the equity method of accounting is used to account for the investment. The Company’s investment in affiliates that is accounted for using the equity method of accounting, increases or decreases by the Company’s share of the affiliate’s profits or losses and such profits or losses are recognized in the Company’s Consolidated Statements of Operations. The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has occurred. The amount of the impairment is based on quoted market prices, where available, or other valuation techniques.

Note 2 – Summary of Significant Accounting Policies (continued)

Related Party Transactions

On February 15, 2017, the Company entered into an amended and restated limited liability company agreement of Carbon California. Pursuant to the limited liability agreement, the Company was reimbursed $575,000 from Carbon California for due diligence costs incurred on behalf of Carbon California and allocated general and administrative expense in connection with its role of manager of Carbon California. This amount was recorded as a reduction of general and administrative expenses for the three months ended March 31, 2017. See Note 5 for additional information.

Warrant Derivative Liability

The Company issued a warrant related to its investment in Carbon California. The Company accounts for this warrant in accordance with guidance contained in ASC 815, Derivatives and Hedging, which requires this warrant to be recorded on the balance sheet as either an asset or a liability measured at its fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that the Company’s warrant does not meet the criteria for classification as equity. Accordingly, the Company classified the warrant as a liability. The warrant is subject to remeasurement at each balance sheet date, with any change in the fair value recognized as a component of other income or expense, net in the statement of operations.

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

The following table is a reconciliation of the ARO for the three months ended March 31, 2017 and 2016:

(in thousands)	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$5,120	$3,095
Accretion expense	78	35
Additions during period	3	5
	5,201	3,135
Less: ARO recognized as a current liability	(124)	-

Balance at end of period	$5,077	$3,135

Note 2 – Summary of Significant Accounting Policies (continued)

Earnings Per Common Share

Basic earnings or loss per common share is computed by dividing the net income or loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. The shares of restricted common stock granted to certain officers, directors and employees of the Company are included in the computation of basic net income or loss per share only after the shares become fully vested. Diluted earnings per common share includes both the vested and unvested shares of restricted stock and the potential dilution that could occur upon exercise of options and warrants to acquire common stock, computed using the treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of warrants (which were assumed to have been made at the average market price of the common shares during the reporting period).

The following table sets forth the calculation of basic and diluted income (loss) per share:

in thousands except per share amounts	Three Months Ended March 31,
	2017	2016
Basic Earnings (Loss) per Share
Net income (loss)available to common shareholders, basic	$3,292	$(4,927)
Weighted average shares outstanding, basic	5,487	5,359

Net income (loss) per common share, basic	$0.60	$(0.92)

Diluted Earnings (Loss) per Share
Net income (loss)available to common shareholders, basic	$3,292	$(4,927)
Less: decrease in fair value of warrant	(830)	-
Adjusted net income (loss) available to common shareholders, diluted	$2,462	$(4,927)

Weighted average shares outstanding, basic	5,487	5,359
Add: dilutive effects of warrant and nonvested shares of restricted stock	738	-
Weighted-average shares outstanding, diluted	6,225	5,359

Net income (loss) per common share, diluted	$0.40	$(0.92)

For the quarter ended March 31, 2017, the Company had net income and the diluted net income per share calculation for that period includes the dilutive effect of approximately 306,000 non-vested shares of restricted stock and approximately 432,000 in-the-money warrants. In addition, approximately 13,000 out-of-the-money warrants and approximately 296,000 restricted performance units, subject to future contingencies, were excluded from the basic and diluted loss per share calculations.

For the quarter ended March 31, 2016, the Company had a net loss and therefore, the diluted net loss per share calculation for that period excludes the anti-dilutive effect of approximately 13,000 warrants and approximately 289,000 non-vested shares of restricted stock. In addition, approximately 296,000 restricted performance units, subject to future contingencies, were excluded from the basic and diluted loss per share calculations.

Note 2 – Summary of Significant Accounting Policies (continued)

Adopted and Recently Issued Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements To Employee Share-Based Payment Accounting (“ASU 2016-09”). The objective of this ASU is to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Portions of this ASU must be applied prospectively while other portions may be applied either prospectively or retrospectively. The Company adopted this standard on January 1, 2017.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The FASB subsequently issued ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-20, which deferred the effective date of ASU 2014-09 and provided additional implementation guidance. These ASUs are effective for fiscal years, and interim periods within those years beginning after December 31, 2017. The standards permit retrospective application using either of the following methodologies: (1) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application. The Company plans to adopt these ASUs effective January 1, 2018. Although the Company is still in the process of assessing its contracts with customers and evaluating the effect of adopting these standards, as well as the transition method to be applied, the adoption is not expected to have a significant impact on the Company’s consolidated financial statements other than additional disclosures.

Note 3 – Acquisitions and Divestitures

In October 2016, Nytis LLC completed an acquisition (the “EXCO Acquisition”) consisting of producing natural gas wells and natural gas gathering facilities located in the Company’s Appalachian Basin operating area. The natural gas gathering facilities are primarily used to gather the Company’s natural gas production. The acquisition was pursuant to a purchase and sale agreement, effective October 1, 2016 (the “EXCO Purchase Agreement”) by and among EXCO Production Company (WV), LLC, BG Production Company (WV), LLC and EXCO Resources (PA) LLC (collectively, the “Sellers”) and Nytis LLC, as the buyer. The purchase price of the acquired assets pursuant to the EXCO Purchase Agreement was $9.0 million subject to customary closing adjustments plus certain assumed obligations.

The EXCO Acquisition provided the Company with proved developed reserves, production and operating cash flow in a location where the Company has similar assets.

EXCO Acquisition Unaudited Pro Forma Results of Operations

Below are consolidated results of operations for the quarters ended March 31, 2017 and 2016 as though the EXCO Acquisition had been completed as of January 1, 2016. The EXCO Acquisition closed October 3, 2016, and accordingly, the Company’s consolidated statement of operations for the quarter ended March 31, 2017 includes the results of operations for the three months ended March 31, 2017 of the EXCO properties acquired.

	Unaudited Pro Forma Consolidated Results
	For Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Revenue	$7,193	$2,880
Net income (loss) before non-controlling interests	3,336	(2,520)
Net income (loss) attributable to non-controlling interests	44	(316)
Net income (loss) attributable to controlling interests	3,292	(2,204)
Net income (loss) income per share (basic)	0.60	(0.41)
Net income (loss) income per share (diluted)	0.40	(0.41)

Note 4 – Property and Equipment

Net property and equipment as of March 31, 2017 and December 31, 2016 consists of the following:

(in thousands)	March 31, 2017	December 31, 2016

Oil and gas properties:
Proved oil and gas properties	$112,155	$111,771
Unproved properties not subject to depletion	1,966	1,999
Accumulated depreciation, depletion, amortization and impairment	(79,092)	(78,559)
Net oil and gas properties	35,029	35,211

Furniture and fixtures, computer hardware and software, and other equipment	1,000	990
Accumulated depreciation and amortization	(674)	(665)
Net other property and equipment	326	325

Total net property and equipment	$35,355	$35,536

As of March 31, 2017 and December 31, 2016, the Company had approximately $2.0 million of unproved oil and gas properties not subject to depletion. The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties. The excluded properties are assessed for impairment at least annually. Subject to industry conditions, evaluation of most of these properties and the inclusion of their costs in amortized capital costs is expected to be completed within five years.

During the three months ended March 31, 2017 and 2016, the Company capitalized general and administrative expenses applicable to development and exploration activities of approximately $75,000 and $133,000, respectively.

Depletion expense related to oil and gas properties for the three months ended March 31, 2017 and 2016 was approximately $533,000, or $0.41 per Mcfe, and $472,000, or $0.79 per Mcfe, respectively. Depreciation and amortization expense related to furniture and fixtures, computer hardware and software and other equipment for the three months ended March 31, 2017 and 2016 was approximately $40,000 and $31,000, respectively.

Note 5 – Equity Method Investment

The Company has a 50% interest in Crawford County Gas Gathering Company, LLC (“CCGGC”) which owns and operates pipelines and related gathering and treatment facilities. The Company’s gas production located in Illinois is gathered by CCGGC’s gathering facilities. The Company’s investment in CCGGC is accounted for under the equity method of accounting, and its share of income or loss is recognized. During the three months ended March 31, 2017 and 2016, the Company recorded equity method income of approximately $7,000 and nil, respectively, related to this investment. During the first quarter of 2016, the Company received a cash distribution of $275,000 from CCGGC.

On February 15, 2017, the Company entered into an amended and restated limited liability company agreement (the “Carbon California LLC Agreement”) of Carbon California, a Delaware limited liability company established by the Company. Pursuant to the Carbon California LLC Agreement, Carbon acquired a 17.8% interest in Carbon California represented by Class B Units. The Class B Units were acquired for no cash consideration.

On February 15, 2017, Carbon California (i) issued and sold Class A Units to two institutional investors for an aggregate cash consideration of $22.0 million, (ii) entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with two institutional investors for the issuance and sale of up to $25.0 million of Senior Secured Revolving Notes (the “Senior Revolving Notes”) due February 15, 2022 and (iii) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with one institutional investor for the issuance and sale of $10.0 million of Senior Subordinated Notes (the “Subordinated Notes”) due February 15, 2024. The Company is not a guarantor of the Senior Revolving Notes or the Subordinate Notes. The closing of the Note Purchase Agreement and the Securities Purchase Agreement on February 15, 2017, resulted in the sale and issuance by Carbon California of (i) Senior Revolving Notes in the principal amount of $10.0 million and (ii) Subordinated Notes in the original principal amount of $10.0 million. The maximum principal amount available under the Senior Revolving Notes is based upon the borrowing base attributable to Carbon California’s proved oil and gas reserves which is to be determined at least semi-annually. The current borrowing base is $15.0 million.

Note 5 – Equity Method Investment (continued)

Net proceeds from the Offering Transaction were used by Carbon California to complete the acquisitions of oil and gas assets in the Ventura Basin of California, which acquisitions also closed on February 15, 2017. The remainder of the net proceeds are being used to fund field development projects and to fund future complementary acquisitions and for general working capital purposes of Carbon California.

In connection with the Company entering into the Carbon California LLC Agreement described above and Carbon California engaging in the transactions also described above, the Company issued to an affiliate of one of the institutional investors which purchased Class A Units of Carbon California (which is also an affiliate of the Company’s largest stockholders), a warrant to purchase approximately 1.5 million shares of the Company’s common stock at an exercise price of $7.20 per share (the “Warrant”). The exercise price for the Warrant is payable exclusively with Class A Units of Carbon California and the number of shares of the Company’s common stock for which the Warrant is exercisable is determined, as of the time of exercise, by dividing (a) the aggregate unreturned capital of the warrantholder’s Class A Units of Carbon California by (b) the exercise price. The Warrant has a term of seven years and includes certain standard registration rights with respect to the shares of the Company’s common stock issuable upon exercise of the Warrant.

Based on its 17.8% interest in Carbon California and its role of manager of Carbon California, the Company is accounting for its investment in Carbon California under the equity method of accounting. For the period of February 15, 2017 through March 31, 2017, Carbon California had a net loss. Once Carbon California reports income, the Company will not record income (or losses) until the Company’s share of such income equals the amount of its share of losses not previously reported.

The Company accounts for the Warrant as the initial investment in Carbon California and a liability based on the fair value of the Warrant as of the date of grant (February 15, 2017). Future changes to the fair value of the Warrant will be recognized in earnings.

As of grant date of the Warrant, the Company estimated that the fair market value of the Warrant was approximately $5.8 million and recorded that amount to its investment in Carbon California and a long-term liability. This valuation is preliminary and may change in future time periods. As of March 31, 2017, the Company estimated that the fair value of the Warrant was approximately $4.9 million. The difference in the fair value of the Warrant from the grant date though March 31, 2017 was approximately $830,000 and was recognized in other income in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2017.

Note 6 – Bank Credit Facility

In 2016, Carbon entered into a 4-year $100.0 million senior secured asset-based revolving credit facility with LegacyTexas Bank. LegacyTexas Bank is the initial lender and acts as administrative agent.

The credit facility has a maximum availability of $100.0 million (with a $500,000 sublimit for letters of credit), which availability is subject to the amount of the borrowing base. The initial borrowing base established under the credit facility was $17.0 million. The borrowing base is subject to semi-annual redeterminations in March and September commencing March 2017. On March 30, 2017, the borrowing base was increased to $23.0 million.

Note 6 – Bank Credit Facility (continued)

The credit facility is guaranteed by each existing and future direct or indirect subsidiary of Carbon (subject to certain exceptions). The obligations of Carbon and the subsidiary guarantors under the credit facility are secured by essentially all tangible and intangible personal and real property of the Company (subject to certain exclusions).

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

The credit facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to (1) incur additional debt; (ii) incur additional liens; (iii) sell, transfer or dispose of assets; (iv) merge or consolidate, wind-up, dissolve or liquidate; (v) make dividends and distributions on, or repurchases of, equity; (vi) make certain investments; (vii) enter into certain transactions with its affiliates; (viii) enter into sales-leaseback transaction; (ix) make optional or voluntary payment of debt; (x) change the nature of its business; (xi) change its fiscal year to make changes to the accounting treatment or reporting practices; (xii) amend constituent documents; and (xiii) enter into certain hedging transactions.

The affirmative and negative covenants are subject to various exceptions, including certain basket amounts and acceptable transaction levels. In addition, the credit facility requires Carbon’s compliance, on a consolidated basis, with (i) maximum funded Debt/EBITDA ratio of 3.5 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0, commencing with the quarter ended March 31, 2017. The Company was in compliance with the financial covenants associated with the credit facility as of March 31, 2017.

Carbon may at any time repay the loans under the credit facility, in whole or in part, without penalty. Carbon must pay down borrowings under the credit facility or provide mortgages of additional oil and natural gas properties to the extent that outstanding loan and letters of credit exceed the borrowing base.

As required under the terms of the credit facility, the Company established pricing for a certain percentage of its production through the use of derivative contracts. The Company is party to an ISDA Master Agreement with BP Energy Company that establishes standard terms for the derivative contracts and an inter-creditor agreement with LegacyTexas Bank and BP Energy Company whereby any credit exposure related to the derivative contracts entered into by the Company and BP Energy Company is secured by the collateral and backed by the guarantees supporting the credit facility.

As of March 31, 2017, there were approximately $15.5 million in outstanding borrowings and approximately $7.5 million of additional borrowing capacity available under the credit facility. The Company’s effective borrowing rate at March 31, 2017 was approximately 5.75%.

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

At March 31, 2017, the Company has established a full valuation allowance against the balance of net deferred tax assets.

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

As of March 31, 2017, the Company had 200,000,000 shares of common stock authorized with a par value of $0.01 per share, of which approximately 5.5 million were issued and outstanding and 1,000,000 shares of preferred stock authorized with a par value of $0.01 per share, none of which were issued and outstanding. During the first three months of 2017, the increase in the Company’s issued and outstanding common stock was a result of restricted stock that vested during the period.

Equity Plans Prior to Merger

Pursuant to the merger of Nytis USA with and into the Company in 2011, all options, warrants and restricted stock were adjusted to reflect the conversion ratio used in the merger. As of March 31, 2017, the Company has 12,500 warrants outstanding and exercisable related to these plans.

Nytis USA Restricted Stock Plan

As of March 31, 2017, all of restricted stock issued under the Nytis USA Restricted Stock Plan (“Nytis USA Plan”) have vested. The Company accounted for these grants at their intrinsic value. From the date of grant through March 31, 2013, the Company estimated that none of these shares would vest and accordingly, no compensation cost had been recorded through March 31, 2013.

In June 2013, the vesting terms of these restricted stock grants were modified so that 25% of the shares would vest on the first of January from 2014 through 2017. As such, the Company recognized compensation expense for those restricted stock grants based on the fair value of the shares on the date the vesting terms were modified. Compensation expense recognized for those restricted stock grants was nil and approximately $84,000 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, compensation costs relative to those restricted stock grants were fully recognized.

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

Restricted Stock

During the three months ended March 31, 2017, approximately 81,000 shares of restricted stock were granted under the terms of the Carbon Plan in addition to 462,000 shares granted during previous years. For employees, these restricted stock awards either vest ratably over a three-year service period or cliff vest after a three year service period. For non-employee directors the awards vest upon the earlier of a change in control of the Company or the date their membership on the Board of Directors is terminated other than for cause. The Company recognizes compensation expense for these restricted stock grants based on the estimated grant date fair value of the shares, amortized ratably over three years for employee awards (based on the required service period for vesting) and seven years for non-employee director awards (based on a market survey of the average tenure of directors among U.S. public companies). As of March 31, 2017, approximately 236,000 of these restricted stock grants have vested.

Note 8 – Stockholders’ Equity (continued)

Restricted Stock (continued)

Compensation costs recognized for these restricted stock grants were approximately $188,000 and $201,000 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was approximately $1.1 million of unrecognized compensation costs related to these restricted stock grants. This cost is expected to be recognized over the next six years.

Restricted Performance Units

As of March 31, 2017, approximately 401,000 shares of restricted performance units have been granted under the terms of the Carbon Plan. The performance units represent a contractual right to receive one share of the Company’s common stock subject to the terms and conditions of the agreements including the achievement of certain performance measures relative to a defined peer group or the growth of certain performance measures over a defined period of time for the Company as well as the lapse of forfeiture restrictions pursuant to the terms and conditions of the agreements, including for certain of the grants, the requirement of continuous employment by the grantee prior to a change in control of the Company. Based on the relative achievement of performance, approximately 296,000 restricted performance units are outstanding as of March 31, 2017.

The Company accounts for the performance units granted during 2012 and 2014 through 2016 at their fair value determined at the date of grant. The final measurement of compensation cost will be based on the number of performance units that ultimately vest. At March 31, 2017, the Company estimated that none of the performance units granted in 2012 and 2016 would vest due to change in control and other performance provisions and accordingly, no compensation cost has been recorded for these performance units. At September 30, 2016, the Company estimated that it was probable that certain of the performance units granted in 2014 and 2015 would vest. Compensation costs of approximately $132,000 and nil related to these performance units were recognized for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, if change in control and other performance provisions pursuant to the terms and conditions of these agreements are met in full, the estimated unrecognized compensation cost related to the performance units granted in 2012 and 2014 through 2016 would be approximately $1.9 million.

The performance units granted in 2013 contain specific vesting provisions, no change in control provisions nor any performance conditions other than stock price performance. Due to different earning requirements compared to the performance units granted in 2012 and 2014 through 2016, the Company recognized compensation expense for the performance units granted in 2013 based on the grant date fair value of the performance units, amortized ratably over three years (the performance period). The fair value of the performance units granted in 2013 was estimated using a Monte Carlo simulation (“MCS”) valuation model using the following key assumptions: no expected dividends, volatility of our stock and those of defined peer companies used to determine our performance relative to the defined peer group, a risk free interest rate and an expected life of three years. Compensation costs recognized for these performance unit grants were approximately nil and $86,000 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, compensation costs relative to these performance units have been fully recognized.

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2017 and December 31, 2016 consist of the following:

(in thousands)	March 31, 2017	December 31, 2016

Accounts payable	$1,973	$2,315
Oil and gas revenue payable to oil and gas property owners	1,918	1,415
Gathering and transportation payables	423	468
Production taxes payable	201	113
Drilling advances received from joint venture partner	140	955
Accrued drilling costs	-	4
Accrued lease operating costs	185	282
Accrued ad valorem taxes	1,315	1,552
Accrued general and administrative expenses	1,117	1,572
Accrued interest	189	184
Other liabilities	211	261

Total accounts payable and accrued liabilities	$7,672	$9,121

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

Note 10 – Fair Value Measurements (continued)

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 by level within the fair value hierarchy:

(in thousands)	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2017
Assets:
Commodity derivatives	$-	$546	$-	$546
Liabilities:
Commodity derivatives	$-	$311	$-	$311
Warrant derivative	$-	$-	$4,939	$4,939

December 31, 2016
Liabilities:
Commodity derivatives	$-	$1,932	$-	$1,932

As of March 31, 2017, the Company’s commodity derivative financial instruments are comprised of eight natural gas and nine oil swap agreements. The fair values of these agreements are determined under an income valuation technique. The valuation requires a variety of inputs, including contractual terms, published forward prices, volatilities for options, and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, the Company’s credit worthiness and the time value of money. The consideration of these factors resulted in an estimated exit-price for each derivative asset or liability under a market place participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy. The counterparty for all of the Company’s commodity financial instruments as of March 31, 2017 is BP Energy Company.

Level 3 Fair Value Measurements

A third-party valuation specialist is utilized to determine the fair value of the Company’s warrant designated as Level 3. The Company reviews this valuation, including the related model inputs and assumptions, and analyzes changes in fair value measurements between periods. The Company corroborates such inputs, calculations and fair value changes using various methodologies, and reviews unobservable inputs for reasonableness utilizing relevant information from other published sources.

The Company estimated the fair value of the Company’s warrant designated as Level 3 on February 15, 2017, the grant date of the warrant, to be approximately $5.8 million, using a call option pricing model with the following assumptions: a seven-year term, exercise price of $7.20, volatility rate of 41.8% and a risk free rate of 2.3%. The Company remeasured the warrant as of March 31, 2017, using the same call option pricing model, using the following assumptions: a term of 6.9 years, exercise price of $7.20, volatility rate of 39.3% and a risk free rate of 2.2%. As of March 31, 2017, the fair value of the warrant was approximately $4.9 million.

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

The fair value of the following liabilities measured and recorded at fair value on a non-recurring basis are based on unobservable pricing inputs and therefore, are included within the Level 3 fair value hierarchy.

The Company uses the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money. During the three months ended March 31, 2017 and 2016, the Company recorded asset retirement obligations for additions of approximately $3,000 and $5,000 respectively. See Note 2 for additional information.

Note 11 – Physical Delivery Contracts and Oil and Gas Derivatives

The Company has historically used commodity-based derivative contracts to manage exposures to commodity price on certain of its oil and natural gas production. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company also enters into, on occasion, oil and natural gas physical delivery contracts to effectively provide commodity price hedges. Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. Therefore, these contracts are not recorded at fair value in the unaudited Consolidated Financial Statements.

Pursuant to the terms of the Company’s credit facility with LegacyTexas Bank, the Company has entered into swap derivative agreements to hedge certain of its oil and natural gas production for 2017 through 2019. As of March 31, 2017, these derivative agreements consisted of the following:

	Natural Gas		Oil
		Weighted		Weighted
		Average		Average
Year	MMBtu	Price (a)	Bbl	Price (b)

2017	2,520,000	$3.30	45,000	$52.98
2018	3,120,000	$3.01	48,000	$54.11
2019	1,320,000	$2.85	36,000	$54.90

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

The following table summarizes the fair value of the derivatives recorded in the unaudited Consolidated Balance Sheets.

These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	March 31, 2017	December 31, 2016
Commodity derivative contracts:
Current assets	$-	$-
Non-current assets	$546	$-

Current liabilities	$311	$1,341
Non-current liabilities	$-	$591

The table below summarizes the commodity settlements and unrealized gains and losses related to the Company’s derivative instruments for the three months ended March 31, 2017 and 2016. These commodity derivative settlements and unrealized gains and losses are recorded and included in commodity derivative income or loss in the accompanying Consolidated Statements of Operations.

(in thousands)	Three Months Ended March 31,
	2017	2016
Commodity derivative contracts:
Settlement (losses) gains	$(23)	$202
Unrealized gains (losses)	2,167	(62)

Total settlement and unrealized gains (losses), net	$2,144	$140

Note 11 – Physical Delivery Contracts and Oil and Gas Derivatives (continued)

Commodity derivative settlement gains and losses are included in cash flows from operating activities in the Company’s unaudited Consolidated Statements of Cash Flows.

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

The Company nets its derivative instrument fair value amounts executed with is its counterparty pursuant to an ISDA master agreement, which provides for the net settlement over the term of the contracts and in the event of default or termination of the contracts. The following table summarizes the location and fair value amounts of all derivative instruments in the unaudited Consolidated Balance Sheet, as well as the gross recognized derivative assets, liabilities and amounts offset in the unaudited Consolidated Balance Sheet as of March 31, 2017.

				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
		Assets/	Amounts	Assets/
	Balance Sheet Classification	Liabilities	Offset	Liabilities

Commodity derivative assets:
Current assets		$179	$(179)	$-
Other long-term assets		651	(105)	546
Total derivative assets		$830	$(284)	$546

Commodity derivative liabilities:
Current liability		$490	$(179)	$311
Non-current liabilities		105	(105)	-
Total derivative liabilities		$595	$(284)	$311

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

The Company has entered into long-term firm transportation contracts to ensure the transport for certain of its gas production to purchasers. Firm transportation volumes and the related demand charges for the remaining term of these contracts at March 31, 2017 are summarized in the table below.

Period	Dekatherms per day	Demand Charges
Apr 2016 - Apr 2018	5,530	$0.20 - $0.65
May 2018 - May 2020	3,230	$0.20 - $0.62
Apr 2020 – May 2020	2,150	$0.20
Jun 2020 – May 2036	1,000	$0.20

A liability of approximately $682,000 related to firm transportation contracts assumed in asset acquisitions, which represents the remaining commitment, is reflected on the Company’s unaudited Consolidated Balance Sheet as of March 31, 2017. The fair value of these firm transportation obligations were determined based upon the contractual obligations assumed by the Company and discounted based upon the Company’s effective borrowing rate. These contractual obligations are being amortized on a monthly basis as the Company pays these firm transportation obligations in the future.

Note 13 – Supplemental Cash Flow Disclosure

Supplemental cash flow disclosures for the three months ended March 31, 2017 and 2016 are presented below:

	Three Months Ended March 31,
(in thousands)	2017	2016

Cash paid during the period for:
Interest	$216	$53
Non-cash transactions:
Increase in net asset retirement obligations	$3	$5
(Decrease) increase in accounts payable and accrued liabilities included in oil and gas properties	$(8)	$38

Note 14 – Subsequent Events

On April 3, 2017, the Company finalized a limited liability company agreement (the “Carbon Appalachia LLC Agreement”) and the initial funding of Carbon Appalachian Company, LLC (“Carbon Appalachia”). Carbon Appalachia was formed by Carbon and two institutional investors to acquire producing assets in Southern Appalachia and has an initial equity commitment of $100.0 million.

Pursuant to the Carbon Appalachia LLC Agreement, Carbon acquired a 2.0% interest in Carbon Appalachia represented by Class A Units associated with its equity commitment of $2.0 million. Carbon also has the ability to earn up to an additional 20.0% of Carbon Appalachia (represented by Class B Units) after certain return thresholds to the holders of Class A Units are met. The Class B Units were acquired for no cash consideration.

In addition, Carbon acquired a 1.0% carried interest represented by Class C Units which were obtained in connection with the contribution to Carbon Appalachia of a portion of its working interest in undeveloped properties in Tennessee. If Carbon Appalachia agrees to drill horizontal Chattanooga Shale wells on these properties, it will pay 100% of the cost of drilling and completion of the first 20 wells to earn a 75% working interest in such properties. Carbon, through its subsidiary, Nytis LLC, will retain a 25% working interest in the properties.

In connection with and concurrently with the closing of the acquisition described below, Carbon Tennessee Company, LLC (“Carbon Tennessee”), an indirect subsidiary of Carbon Appalachia, entered into a 4-year $100.0 million senior secured asset-based revolving credit facility with LegacyTexas Bank with an initial borrowing base of $10.0 million.

Borrowings under the credit facility, along with the initial equity contributions made to Carbon Appalachia, were used by Carbon Tennessee to complete the acquisition of natural gas producing properties and related facilities located predominantly in Tennessee (the “Acquisition”). The Acquisition was structured such that Carbon Tennessee acquired all of the issued and outstanding equity of two of the seller’s subsidiaries that own natural gas producing properties and related facilities. The purchase price was $20.0 million, subject to normal and customary pre and post-closing adjustments, and Carbon Tennessee used $8.5 million drawn from the credit facility toward the purchase price.

In connection with the Company entering into the Carbon Appalachia LLC Agreement described above and Carbon Tennessee engaging in the Acquisition, the Company issued to an affiliate of one of the institutional investors which purchased Class A Units of Carbon Appalachia (which is also an affiliate of the Company’s largest stockholders), a warrant to purchase approximately 400,000 shares of the Company’s common stock at an exercise price of $7.20 per share. The exercise price for the warrant is payable exclusively with Class A Units of Carbon Appalachia and the number of shares of the Company common stock for which the warrant is exercisable is determined, as of the time of exercise, by dividing (a) the aggregate unreturned capital plus an internal rate of return on such capital of the warrantholder’s Class A Units of Carbon Appalachia by (b) the exercise price. The warrant has a term of seven years and includes certain standard registration rights with respect to the shares of Carbon’s common stock issuable upon exercise of the warrant. If exercised, the warrant provides Carbon an opportunity to increase its ownership stake in Carbon Appalachia without requiring the payment of cash.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

All expectations, forecasts, assumptions and beliefs about our future results, condition, operations and performance are forward-looking statements as described under the heading “Forward Looking Statements” at the end of this Item. Our actual results may differ materially because of a number of risks and uncertainties. The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information included or incorporated by reference in the Company’s 2016 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Carbon is an independent oil and natural gas company engaged in the acquisition, exploration, development and production of oil and natural gas properties located in the United States. We focus on conventional and unconventional reservoirs, including shale, tight sands and coalbed methane. Our executive offices are located in Denver, Colorado and we maintain offices in Lexington, Kentucky, and Santa Paula, California from which we conduct our oil and gas operations.

At March 31, 2017, our proved developed reserves were comprised of 7% oil and 93% natural gas. Our current capital expenditure program is focused on the acquisition of oil and natural gas properties and the development of our oil and coalbed methane reserves. We believe that our drilling inventory and lease position, combined with our low operating expense structure, provides us with a portfolio of opportunities for the development of our oil and natural gas properties. Our growth plan is centered on the following activities:

●	Producing property and land acquisitions which provide attractive risk adjusted rates of return and complement our existing asset base; and

●	Development, optimization and maintenance of a portfolio of low risk, long-lived oil and natural gas properties that provide stable cash flows and attractive risk adjusted rates of return.

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

	2015			2016				2017
	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1

Oil (Bbl)	$57.96	$46.44	$42.17	$33.51	$45.60	$44.94	$49.33	$51.86
Natural Gas (MMBtu)	$2.61	$2.74	$2.17	$2.06	$1.98	$2.93	$2.98	$3.07

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

The Company uses the full cost method of accounting for its oil and gas properties and performs a ceiling test quarterly. Because the ceiling calculation requires a rolling 12 month average commodity price, due to the effect of lower commodity prices in 2016, the Company recognized an impairment of approximately $4.3 million for the year ended December 31, 2016.

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

Operational Highlights

Weakness in commodity prices has had a significant adverse impact on our results of operations, our debt balance and the amount of cash flow available to invest in exploration and development activities. Based on recent and expected future prices for oil and natural gas, we reduced our drilling activity to manage and optimize the utilization of our capital resources. During 2016 and for the three months ended March 31, 2017, other than the EXCO Acquisition, our development activities have consisted principally of optimizing our gathering facilities and marketing arrangements to provide greater flexibility in moving our natural gas production to markets with more favorable pricing.

At March 31, 2017, we had approximately 464,000 net acres of mineral leases located in the Appalachian and Illinois Basins of the United States. Approximately 68% of this acreage is held by production and of the remaining acreage, approximately 45% have lease terms of greater than five years remaining in the primary term or contractual extension periods.

In the Appalachia Basin, the principal focus of our leasing, drilling and completion activities is directed at a Berea Sandstone formation horizontal oil drilling program in eastern Kentucky and western West Virginia. As of March 31, 2017, we have over 40,000 net mineral acres in the region. Since 2010, we have drilled 55 horizontal wells in the program. During the program, we have enhanced our well performance, improved well drilling and completion performance, including reduced drilling days, increased horizontal lateral length, decreased cost per frac stage and reduced days from spud to first production. In addition, we have established an infrastructure of oil and natural gas gathering and salt water handling and disposal facilities which will benefit the economics of future drilling. We continue to acquire leases and producing properties where we have identified additional potential to expand our activities.

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

Recent Developments

Development of our oil properties and natural gas wells during 2017 is contingent on our expectation of future oil and natural gas prices. The Company is evaluating potential producing property and land acquisition opportunities in California and the Appalachian Basin that would expand the Company’s operations and provide attractive risk adjusted rates of returns.

Effective March 15, 2017 and pursuant to a reverse stock split approved by the shareholders and Board of Directors, each 20 shares of issued and outstanding common stock became one share of common stock and no fractured shares were issued. All references to the number of shares of common stock and per share amounts give retroactive effect to the reverse stock split for all periods presented.

Acquisitions and Equity Method Investments

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

The acquired assets significantly increased the natural gas production and reserves of the Company and are expected to increase cash flow, reduced general and administrative expenses (per unit of production) and provide an inventory of development projects. The acquired assets consisted of the following:

●	Approximately 2,300 natural gas wells and over 900 miles of associated natural gas gathering pipelines and compression facilities operated by the Company. As of March 31, 2017, these wells were producing approximately 9,000 net Mcfe per day (97% natural gas).

●	Average working and net revenue interest of the acquired wells of 94% and 79%, respectively.

●	Estimated proved developed producing reserves of approximately 46.4 Bcfe (97% natural gas).

●	Approximately 201,000 net acres of oil and natural gas mineral interests.

In connection with and concurrently with the closing of the EXCO Acquisition, Carbon entered into a 4-year $100.0 million senior secured asset-based revolving credit facility with LegacyTexas Bank. Borrowings under the credit facility were used (i) to pay off and terminate Nytis LLC’s then existing credit facility, (ii) to pay the purchase price of the EXCO Acquisition, (iii) to pay costs and expenses associated with the acquisition and the credit facility and (iv) provide working capital for the Company. The initial borrowing base established under the credit facility was $17.0 million. The borrowing base is subject to semi-annual redeterminations in March and September, commencing March 2017. On March 30, 2017, the borrowing base was increased to $23.0 million.

On February 15, 2017, the Company entered into an amended and restated limited liability company agreement (the “Carbon California LLC Agreement”) of Carbon California Company, LLC, a Delaware limited liability company (“Carbon California”) established by the Company. Pursuant to the Carbon California LLC Agreement, Carbon acquired a 17.8% interest in Carbon California represented by Class B Units. The Class B Units were acquired for no cash consideration. In connection with its role as the manager of Carbon California, $600,000 of general and administrative expenses on an annual basis is allocated and paid by Carbon California. The negotiation and diligence of the oil and gas acquisitions described below was led by the Company and at the closing of the acquisitions, the Company was reimbursed $500,000 for its time and expenditures related to such efforts.

On February 15, 2017, Carbon California (i) issued and sold Class A Units to two institutional investors for an aggregate cash consideration of $22.0 million, (ii) entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with two institutional investors for the issuance and sale of up to $25.0 million of Senior Secured Revolving Notes (the “Senior Revolving Notes”) due February 15, 2022 and (iii) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with one institutional investor for the issuance and sale of $10 million of Senior Subordinated Notes (the “Subordinated Notes”) due February 15, 2024. The Company is not a guarantor of the Senior Revolving Notes or the Subordinate Notes. The closing of the Note Purchase Agreement and the Securities Purchase Agreement on February 15, 2017, resulted in the sale and issuance by Carbon California of (i) Senior Revolving notes in the principal amount of $10.0 million and (ii) Subordinated Notes in the original principal amount of $10.0 million. The maximum principal amount available under the Senior Revolving Notes is based upon the borrowing base attributable to Carbon California’s proved oil and gas reserves which is to be determined at least semi-annually. The current borrowing base is $15.0 million.

Net proceeds from the Offering Transaction were used by Carbon California to complete the acquisitions of certain oil and gas assets in the Ventura Basin of California, which acquisitions also closed on February 15, 2017. The remainder of the net proceeds are being used to fund field development projects and to fund future complementary acquisitions and for general working capital purposes of Carbon California.

In connection with the Company entering into the Carbon California LLC Agreement described above and Carbon California engaging in the transactions also described above, the Company issued to an affiliate of one of the institutional investors which purchased Class A Units of Carbon California (which is also an affiliate of the Company’s largest stockholders), a warrant to purchase approximately 1.5 million shares of the Company’s common stock at an exercise price of $7.20 per share (the “Warrant”). The exercise price for the Warrant is payable exclusively with Class A Units of Carbon California and the number of shares of the Company’s common stock for which the Warrant is exercisable is determined, as of the time of exercise, by dividing (a) the aggregate unreturned capital of the warrantholder’s Class A Units of Carbon California by (b) the exercise price. The Warrant has a term of seven years and includes certain standard registration rights with respect to the shares of the Company’s common stock issuable upon exercise of the Warrant. If exercised, the Warrant provides the Company an opportunity to increase its ownership stake in Carbon California without requiring the payment of cash.

On April 3, 2017, the Company finalized a limited liability company agreement (the “Carbon Appalachia LLC Agreement”) and the initial funding of Carbon Appalachian Company, LLC (“Carbon Appalachia”). Carbon Appalachia was formed by Carbon and two institutional investors to acquire producing assets in Southern Appalachia and has an initial equity commitment of $100.0 million.

Pursuant to the Carbon Appalachia LLC Agreement, Carbon acquired a 2.0% interest in Carbon Appalachia represented by Class A Units associated with its equity commitment of $2.0 million. The Company will be the manager of Carbon Appalachia. Carbon also has the ability to earn up to an additional 20.0% of Carbon Appalachia (represented by Class B Units) after certain return thresholds to the holders of Class A Units are met. The Class B Units were acquired for no cash consideration.

In addition, Carbon acquired a 1.0% carried interest represented by Class C Units which were obtained in connection with the contribution to Carbon Appalachia of a portion of its working interest in undeveloped properties in Tennessee. If Carbon Appalachia agrees to drill horizontal Chattanooga Shale wells on these properties, it will pay 100% of the cost of drilling and completion of the first 20 wells to earn a 75% working interest in such properties. Carbon, through its subsidiary, Nytis LLC, will retain a 25% working interest in the properties.

In connection with its role as the manager of Carbon Appalachia, $300,000 of annual general and administrative expenses will be allocated to and paid by Carbon Appalachia.

In connection with and concurrently with the closing of the acquisition described below, Carbon Tennessee Company, LLC (“Carbon Tennessee”), an indirect subsidiary of Carbon Appalachia, entered into a 4-year $100.0 million senior secured asset-based revolving credit facility with LegacyTexas Bank with an initial borrowing base of $10.0 million.

Borrowings under the credit facility, along with the initial equity contributions made to Carbon Appalachia, were used by Carbon Tennessee to complete the acquisition of natural gas producing properties and related facilities located predominantly in Tennessee (the “Acquisition”). The Acquisition was structured such that Carbon Tennessee acquired all of the issued and outstanding equity of two of the seller’s subsidiaries that own natural gas producing properties and related facilities. The purchase price was $20.0 million, subject to normal and customary pre and post-closing adjustments, and Carbon Tennessee used $8.5 million drawn from the credit facility toward the purchase price.

In connection with the Company entering into the Appalachia LLC Agreement described above and Carbon Tennessee engaging in the Acquisition, the Company issued to an affiliate of one of the institutional investors which purchased Class A Units of Carbon Appalachia (which is also an affiliate of the Company’s largest stockholders), a warrant to purchase approximately 400,000 shares of the Company’s Common Stock at an exercise price of $7.20 per share. The exercise price for the warrant is payable exclusively with Class A Units of Carbon Appalachia and the number of shares of the Company common stock for which the warrant is exercisable is determined, as of the time of exercise, by dividing (a) the aggregate unreturned capital plus an internal rate of return on such capital of the warrantholder’s Class A Units of Carbon Appalachia by (b) the exercise price. The warrant has a term of seven years and includes certain standard registration rights with respect to the shares of Carbon’s common stock issuable upon exercise of the warrant. If exercised, the warrant provides Carbon an opportunity to increase its ownership stake in Carbon Appalachia without requiring the payment of cash.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.

The following discussion and analysis relates to items that have affected our results of operations for the three months ended March 31, 2017 and 2016. The following table sets forth, for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information under “Forward Looking Statements” below.

	Three Months Ended
	March 31,		Percent
(in thousands, except production and per unit data)	2017	2016	Change
Revenue:
Natural gas sales	$3,994	$1,092	266%
Oil sales	1,046	628	67%
Commodity derivative gain	2,144	140	*
Other income	9	1	*
Total revenues	7,193	1,861	286%

Expenses:
Lease operating expenses	1,205	589	105%
Transportation costs	489	372	32%
Production and property taxes	412	135	205%
General and administrative	1,670	1,523	10%
Depreciation, depletion and amortization	573	503	14%
Accretion of asset retirement obligations	78	35	122%
Impairment of oil and gas properties	-	3,890	*
Total expenses	4,427	7,047	(37%)

Operating income (loss)	$2,766	$(5,186)	*

Other income and (expense):
Interest expense	$(267)	$(57)	*
Warrant derivative gain	830	-	*
Equity investment income	7	-	*
Total other income (expense)	$570	$(57)	*

Production data:
Natural gas (Mcf)	1,160,907	481,039	141%
Oil and liquids (Bbl)	20,654	19,463	6%
Combined (Mcfe)	1,284,831	597,817	115%

Average prices before effects of hedges:
Natural gas (per Mcf)	$3.44	$2.27	52%
Oil and liquids (per Bbl)	$50.65	$32.26	57%
Combined (per Mcfe)	$3.92	$2.88	36%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$4.71	$2.44	93%
Oil and liquids (per Bbl)	$83.12	$35.38	135%
Combined (per Mcfe)	$5.59	$3.11	80%

Average costs (per Mcfe):
Lease operating expenses	$0.94	$0.98	(4%)
Transportation costs	$0.38	$0.62	(39%)
Production and property taxes	$0.32	$0.23	39%
Cash-based general and administrative expense	$1.05	$1.93	(46%)
Depreciation, depletion and amortization	$0.45	$0.84	(46%)

*	Not meaningful or applicable
**	Includes realized and unrealized commodity derivative gains

Oil and natural gas revenues- Revenues from sales of oil and natural gas increased 193% to approximately $5.0 million for the three months ended March 31, 2017 from approximately $1.7 million for the three months ended March 31, 2016. Natural gas revenues for the first quarter ended March 31, 2017 increased approximately 266% over the same period in 2016 primarily due to an increase in gas production of 141% primarily due to the acquisition of producing oil and natural gas properties in the Appalachian Basin in the fourth quarter of 2016 and a 52% increase in average natural gas prices. Oil revenues for the first quarter ended March 31, 2017 increased approximately 67% over the same period in 2016 primarily due to a 57% increase in oil prices and a 6% increase in oil production.

Commodity derivative gains and losses- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed price swap contracts when our management believes that available futures prices for our oil and natural gas production are sufficient to warrant hedging to ensure predicable cash flows for certain of the Company’s production. Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-markets gains or losses, as well as settlement gains or losses on the derivative instruments, are currently recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts. For the three months ended March 31, 2017 and 2016, we had hedging gains of approximately $2.1 million and $140,000, respectively.

Lease operating expenses- Lease operating expenses for the three months ended March 31, 2017 increased 105% compared to the three months ended March 31, 2016. This increase is principally attributed to the acquisition of oil and natural gas properties in the Appalachian Basin in the fourth quarter of 2016. On a per Mcfe basis, lease operating expenses decreased from $0.98 per Mcfe for the three months ended March 31, 2016 to $0.94 per Mcfe for the three months ended March 31, 2017.

Transportation costs- Transportation costs for the three months ended March 31, 2017 increased 32% compared to the three months ended March 31, 2016. This increase is primarily attributed to transportation and gathering expenses associated with the acquisition of oil and natural gas properties in the Appalachian Basin in the fourth quarter of 2016. On a per Mcfe basis, these expenses decreased from $0.62 per Mcfe for the three months ended March 31, 2016 to $0.38 per Mcfe for the three months ended March 31, 2017 primarily due to lower transportation costs per unit for the Appalachian Basin properties acquired in the fourth quarter of 2016 compared to the Company’s other natural gas properties.

Production and property taxes- Production and property taxes increased from approximately $135,000 for the three months ended March 31, 2016 to approximately $489,000 for the three months ended March 31, 2017. This increase is primarily attributed to increased oil and natural gas revenues due to the factors listed above. Production taxes, which averaged approximately 4.3% for the Company for the three months ended March 31, 2017, are generally calculated as a percentage of sales revenues. Ad valorem tax rates, which can fluctuate by year, are determined by individual counties where the Company has production and are assessed on the Company’s oil and natural gas revenues one or two years in arrears depending on the location of the production. On a per Mcfe basis, these expenses increased from $0.23 per Mcfe for the three months ended March 31, 2016 to $0.32 per Mcfe for the three months ended March 31, 2017.

Depreciation, depletion and amortization (DD&A)- DD&A increased from approximately $503,000 for the three months ended March 31, 2016 to approximately $573,000 for the three months ended March 31, 2017 primarily due to an increase in oil and natural gas production offset, in part, by a decrease in the depletion rate. The decrease in the depletion rate is primarily attributed to the acquisition of producing oil and natural gas properties in the Appalachian Basin in the fourth quarter of 2016 which reduced the Company’s blended depletion rate. In addition, the depletion rate decreased due to impairment charges recognized by the Company during the first six months of 2016. On a per Mcfe basis, DD&A decreased from $0.84 per Mcfe for the three months ended March 31, 2016 to $0.45 per Mcfe for the three months ended March 31, 2017.

Impairment of oil and gas properties- The Company did not recognize a non-cash impairment charge against its oil and natural gas properties in the first quarter of 2017. For the first quarter of 2016, due to low commodity prices, the Company recorded impairment expenses of approximately $3.9 million. The ceiling limitation calculation is not intended to be indicative of the fair market value of our proved reserves or future results. Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet. Any recorded impairment is not reversible at a later date.

General and administrative expenses- Cash-based general and administrative expenses increased from approximately $1.2 million for the quarter ended March 31, 2016 to approximately $1.4 million for the quarter ended March 31, 2017. The increase was primarily attributed to personnel related costs and other costs associated with potential acquisition opportunities, offset, in part, by a reimbursement from Carbon California for due diligence costs incurred on behalf of Carbon California and allocated general and administrative expenses in connection with its role of manger of Carbon California. On a per Mcfe basis, cash-based general and administrative expenses decreased from $1.93 for the three months ended March 31, 2016 to $1.05 per Mcfe for the three months ended March 31, 2017. Non-cash stock-based compensation and other general and administrative expenses for the quarters ended March 31, 2017 and 2016 are summarized in the following table:

	Three Months Ended March 31,
	2017	2016	Increase/Decrease
(in thousands)
Stock-based compensation	$319	$371	$(52)
Other general and administrative expenses	1,351	1,152	199
General and administrative expense, net	$1,670	$1,523	$147

Interest expense- Interest expense increased from approximately $57,000 for the three months ended March 31, 2016 to approximately $267,000 for the three months ended March 31, 2017 primarily due to higher outstanding debt balances and interest rates.

Liquidity and Capital Resources

Our exploration, development and acquisition activities require us to make significant operating and capital expenditures. Historically, we have used cash flow from operations and our bank credit facility as our primarily sources of liquidity and on occasion, we have engaged in the sale of assets. Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations. The prices we receive for our production are determined by prevailing market conditions and greatly influence our revenue, cash flow, profitability, access to capital and future rate of growth. We employ a commodity hedging strategy in an attempt to moderate the effects of commodity price fluctuations on our cash flow.

In connection with the closing of the EXCO Acquisition and entering into the credit facility with LegacyTexas Bank, the Company entered into swap derivative agreements to hedge a portion of its oil and natural gas production.

The following table reflects the Company’s outstanding derivative hedges as of March 31, 2017:

	Natural Gas		Oil
		Weighted		Weighted
		Average Price		Average Price
Year	MMBtu	(a)	Bbl	(b)
2017	2,520,000	$3.30	45,000	$52.98
2018	3,120,000	$3.01	48,000	$54.11
2019	1,320,000	$2.85	36,000	$54.90

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

In February 2017, the Company entered into the Carbon California LLC Agreement of Carbon California and will be the manager of Carbon California. In connection with its role as manager of Carbon California, $600,000 of annual general and administrative expenses will be allocated to and paid by Carbon California. Pursuant to the Carbon California LLC Agreement, the Company acquired its interest in Carbon California for no cash consideration; however, the Company may have future capital expenditure obligations to Carbon California depending on future commodity prices and the level of drilling and development activity of Carbon California.

In April 2017, the Company finalized the Carbon Appalachia LLC Agreement. In connection with its role as manager of Carbon Appalachia, $300,000 of annual general and administrative expenses will be allocated to be paid by Carbon Appalachia. Pursuant to the Carbon Appalachia LLC Agreement, Carbon acquired a 2% interest in Carbon Appalachia represented by Class A units associated with its equity commitment of $2.0 million.

Based on our current outlook of commodity prices and our estimated production for 2017, we expect to fund our future activities primarily with cash flow from operations, our credit facility, sales of non-strategic properties or the issuance of additional equity or debt. Such transactions, if any, will depend on general economic conditions, domestic and global financial markets, the Company’s operational and financial performance, the value of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control. Current market conditions may limit our ability to source attractive acquisition opportunities and to issue new debt or equity securities in the public or private markets. The ability of oil and gas companies to access the equity and high yield debt markets has been limited since the significant decline in commodity prices throughout 2015 and 2016. We expect that our net cash provided by operating activities may be adversely affected by continued low commodity prices. We believe that our expected future cash flows provided by operating activities will be sufficient to fund our normal recurring activities (other than the potential acquisition of additional oil and natural gas properties), and our contractual obligations. If low commodity prices continue, we may elect to continue to defer our planned capital expenditures. We believe that our financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate. See “Risk Factors”, in our Annual Report filed on Form 10-K with the SEC, for a discussion of the risks and uncertainties that affect our business and financial and operating results.

Bank Credit Facility

In 2016, Carbon entered into a 4-year $100.0 million senior secured asset-based revolving credit facility with LegacyTexas Bank. LegacyTexas Bank is the initial lender and acts as administrative agent.

The credit facility has a maximum availability of $100.0 million (with a $500,000 sublimit for letters of credit), which availability is subject to the amount of the borrowing base. The initial borrowing base established under the credit facility was $17.0 million. The borrowing base is subject to semi-annual redeterminations in March and September commencing March 2017. On March 30, 2017, the borrowing base was increased to $23.0 million.

The credit facility is guaranteed by each existing and future direct or indirect subsidiary of Carbon (subject to certain exceptions). The obligations of Carbon and the subsidiary guarantors under the credit facility are secured by essentially all tangible and intangible personal and real property of the Company (subject to certain exclusions).

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

The affirmative and negative covenants are subject to various exceptions, including certain basket amounts and acceptable transaction levels. In addition, the credit facility requires Carbon’s compliance, on a consolidated basis, with (i) a maximum funded Debt/EBITDA ratio of 3.5 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0, commencing with the quarter ended March 31, 2017. The Company was in compliance with the financial covenants associated with the credit facility as of March 31, 2017.

Carbon may at any time repay the loans under the credit facility, in whole or in part, without penalty. Carbon must pay down borrowings under the credit facility or provide mortgages of additional oil and natural gas properties to the extent that outstanding loans and letters of credit exceed the borrowing base.

As required under the terms of the credit facility, the Company established pricing for a certain percentage of its production through the use of derivative contracts. The Company is a party to an ISDA Master Agreement with BP Energy Company that established standard terms for the derivative contracts and an inter-creditor agreement with LegacyTexas Bank and BP Energy Company whereby any credit exposure related to the derivative contracts entered into by the Company and BP Energy Company is secured by the collateral and backed by the guarantees supporting the credit facility.

As of March 31, 2017, there was approximately $15.5 million in borrowings and approximately $7.5 million of additional borrowing capacity under the credit facility. The Company’s effective borrowing rate at March 31, 2017 was approximately 5.75%.

Sources and Uses of Cash

Our primary sources of liquidity and capital resources are operating cash flow, borrowings under our credit facility and sales of non-strategic assets. Our primary uses of funds are expenditures for acquisition, exploration and development activities, leasehold and property acquisitions, other capital expenditures and debt service.

Low prices for our oil and natural gas production adversely impacts our operating cash flow and amount of cash available for development activities.

The following table presents net cash provided by or used in operations, investing and financing activities for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
(in thousands)	2017	2016

Net cash provided by (used in) operating activities	$894	$(264)
Net cash provided by (used in) investing activities	$(399)	$18
Net cash (used in) provided by financing activities	$(723)	$397

Net cash provided by or used in operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital. Operating cash flows increased approximately $1.2 million for the first quarter ended March 31, 2017 as compared to the same period in 2016. This increase was primarily due to increased revenues from the acquisition of producing oil and natural gas properties in the Appalachian Basin in the fourth quarter of 2016 and higher oil and natural gas prices in the first quarter of 2017 as compared to the same period in 2016.

Net cash used in or provided by or investing activities is primarily comprised of acquisition, exploration and development of oil and natural gas properties, net of dispositions of oil and natural gas properties. Net cash used in investing activities increased approximately $417,000 for the first quarter ended March 31, 2017 as compared to the same period in 2016. In the first quarter of 2016, the Company received a cash distribution of $275,000 from Crawford County Gas Gathering Company. In addition, the Company increased its capital expenditures in the first quarter of 2017 by approximately $134,000 compared to the first quarter of 2016.

The increase in cash used in financing cash flows of approximately $1.1 million for the quarter ended March 31, 2017 as compared to the quarter ended March 31, 2016 was primarily due to reduced borrowings, and increased debt repayment in the first quarter of 2017 as compared to the same period in 2016.

Capital Expenditures

Capital expenditures for the three months ended March 31, 2017 and 2016 are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2017	2016

Acquisition of oil and gas properties:
Unevaluated properties	$-	$89
Drilling and development	330	130
Pipeline and facilities	25	33
Other	41	10
Total capital expenditures	$396	$262

Capital expenditures presented in the table above represent cash used for capital expenditures.

Due to continued low commodity prices, the Company has significantly reduced its drilling program in 2016 and for the three months ended March 31, 2017 and have focused on optimizing our gathering facilities and marketing arrangements to provide greater flexibility in moving natural gas production to markets with more favorable pricing. Other factors impacting the level of our capital expenditures include the cost and availability of oil field services, general economic and market conditions and weather disruptions.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2017, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements, (ii) contractual obligations, for which the ultimate settlement amounts are not fixed and determinable, such as natural gas transportation contracts and (iii) oil and natural gas physical delivery contracts that are not expected to be net cash settled and are considered to be normal sales contracts and not derivatives. We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Non-GAAP Measures

EBITDA and Adjusted EBITDA

“EBITDA” and “Adjusted EBITDA” are non-GAAP financial measures. We define EBITDA as net income (loss) before interest expense, taxes, depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA prior to accretion of asset retirement obligations, ceiling test write downs of oil and gas properties, non-cash stock-based compensation expense, non-cash warrant derivative gain or loss and the gain or loss on sold investments or properties. EBITDA and Adjusted EBITDA is consolidated including non-controlling interests and as used and defined by us, may not be comparable to similarly titled measures employed by other companies and are not measures of performance calculated in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flow provided by or used in operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. EBITDA and Adjusted EBITDA provide no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, and working capital movement or tax position. EBITDA and Adjusted EBITDA do not represent funds available for discretionary use because those funds are required for debt service, capital expenditures, working capital, income taxes, franchise taxes, exploration and development expenses, and other commitments and obligations. However, our management believes EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

●	are widely used by investors in the oil and natural gas industry to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods, book value of assets, capital structure and the method by which assets were acquired, among other factors; and

●	help investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure from our operating structure; and are used by our management for various purposes, including as a measure of operating performance, in presentations to our board of directors, as a basis for strategic planning and forecasting and by our lenders pursuant to a covenant under the Company’s credit facility.

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

The following table represents a reconciliation of our net earnings or loss, the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
(in thousands)	2017	2016

Net income (loss)	$3,336	$(5,243)

Adjustments:
Interest expense	267	57
Depreciation, depletion and amortization	573	503
EBITDA	4,176	(4,683)

Adjusted EBITDA
EBITDA	4,176	(4,683)
Adjustments:
Non-cash stock-based compensation	319	371
Non-cash warrant derivative gain or loss	(830)	-
Impairment of oil and gas properties	-	3,890
Accretion of asset retirement obligations	78	35
Adjusted EBITDA	$3,743	$(387)

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

As required by Rule 13a - 15(b) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), we have evaluated under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d-15(e) under the Exchange Act as of March 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow such persons to make timely decisions regarding required disclosures.

Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth the information with respect to the unregistered sale of equity securities that occurred during the quarter ended March 31, 2017 or subsequently, and have not been reported on a current report on Form 8-K or other report filed with the Securities and Exchange Commission.

On March 16, 2017, pursuant to the Carbon Plans, the Company granted 21,000 restricted shares to its non-employee directors, 40,000 restricted shares to its officer employees and 20,050 restricted shares to its non-officer employees. To the extent these stock grants constituted a sale of equity securities, the Company relied on Sections 4(a)(2) of the Securities Act of 1933 for these stock grants. No commissions or other remuneration were paid in connection with these stock grants.

ITEM 6. Exhibits

Exhibit No.	Description

3(i)(a)	Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on May 5, 2011.
3(i)(b)	Amended and Restated Certificate of Designation with respect to Series A Convertible Preferred Stock of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed July 6, 2011.
3(i)(c)	Certificate of Amendment to Certificate of Incorporation of Carbon Natural Gas Company, Incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on July 19, 2011.
3(i)(d)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company, incorporated by reference to exhibit 3.1 to Form 8-K for Carbon Natural Gas Company filed on March 16, 2017.
3(ii)	Amended and Restated Bylaws incorporated by reference to exhibit 3(i) to Form 8-K filed on May 5, 2015.
4.1	Form of Warrant with respect to Carbon California Company, LLC, incorporated by reference to exhibit 4.1 to Form 8-K for Carbon Natural Gas Company filed on February 21, 2017.
10.1*	Amended and Restated Limited Liability Company Agreement of Carbon California Company, LLC dated February 15, 2017.
10.2*	Management Services Agreement by and between Carbon Natural Gas Company and Carbon California Company, LLC dated February 15, 2017.
10.3*	Carbon Natural Gas Company 2017 Annual Incentive Plan.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e).
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith
†	Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON NATURAL GAS COMPANY
(Registrant)

Date: May 19, 2017	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
Chief Executive Officer

Date: May 19, 2017	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer

