Form 10-Q
period 2017-06-30
Carbon Natural Gas Co
filed 2017-08-14
CIK 86264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2017

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

\

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐               NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At August 10, 2017, there were 5,627,589 issued and outstanding shares of the Company’s common stock, $0.01 par value.

Carbon Natural Gas Company

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CARBON NATURAL GAS COMPANY

Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share and per share data)	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,014	$858
Accounts receivable:
Revenue	2,510	2,369
Trade receivables	621	330
Receivable – related party	79	-
Other	79	1,921
Commodity derivative asset	604	-
Prepaid expense, deposits and other current assets	680	305
Total current assets	5,587	5,783

Property and equipment (note 4):
Oil and gas properties, full cost method of accounting;
Proved, net	32,643	33,212
Unproved	1,917	1,999
Other property and equipment, net	766	325
	35,326	35,536

Investments in affiliates (note 5)	8,003	668
Other long-term assets	1,308	725

Total assets	$50,224	$42,712

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$8,210	$9,121
Firm transportation contract obligations (note 12)	343	561
Commodity derivative liability	-	1,341
Total current liabilities	8,553	11,023

Non-current liabilities:
Firm transportation contract obligations (note 12)	198	261
Commodity derivative liability	-	591
Ad valorem taxes payable	595	628
Warrant derivative liability	5,410	-
Asset retirement obligations (note 2)	5,097	5,006
Notes payable (note 6)	15,530	16,230
Total non-current liabilities	26,830	22,716

Commitments (note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 1,000,000 shares, no shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value; authorized 200,000,000 shares, 5,627,589 and 5,482,673 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	56	55
Additional paid-in capital	58,126	57,588
Accumulated deficit	(45,239)	(50,535)
Total Carbon stockholders’ equity	12,943	7,108
Non-controlling interests	1,898	1,865
Total stockholders’ equity	14,841	8,973

Total liabilities and stockholders’ equity	$50,224	$42,712

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2017	2016	2017	2016

Revenue:
Natural gas sales	$4,023	$961	$8,017	$2,053
Oil sales	1,146	808	2,192	1,436
Commodity derivative gain (loss)	998	(774)	3,141	(634)
Other income	10	-	20	1
Total revenue	6,177	995	13,370	2,856

Expenses:
Lease operating expenses	1,501	653	2,706	1,242
Transportation costs	525	385	1,015	758
Production and property taxes	443	124	855	259
General and administrative	1,748	1,552	3,494	3,075
General and administrative - related party reimbursement	(225)	-	(300)	-
Depreciation, depletion and amortization	662	436	1,234	938
Accretion of asset retirement obligations	78	35	155	70
Impairment of oil and gas properties	-	409	-	4,299
Total expenses	4,732	3,594	9,159	10,641

Operating income (loss)	1,445	(2,599)	4,211	(7,785)

Other income and (expense):
Interest expense	(254)	(46)	(522)	(103)
Warrant derivative gain	853	-	1,683	-
Equity investment income (loss)	(7)	(6)	-	(6)
Other	-	17	-	17
Total other income (expense)	592	(35)	1,161	(92)

Income (loss) before income taxes	2,037	(2,634)	5,372	(7,877)

Provision for income taxes	-	-	-	-

Net income (loss) before non-controlling interests	2,037	(2,634)	5,372	(7,877)

Net income (loss) attributable to non-controlling interests	33	(116)	76	(432)

Net income (loss) attributable to controlling interest	$2,004	$(2,518)	$5,296	$(7,445)

Net income (loss) per common share:
Basic	$0.36	$(0.46)	$0.95	$(1.37)
Diluted	$0.17	$(0.46)	$0.56	$(1.37)
Weighted average common shares outstanding:
Basic	5,620	5,498	5,554	5,429
Diluted	6,588	5,498	6,458	5,429

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

			Additional	Non-		Total
	Common Stock		Paid-in	Controlling	Accumulated	Stockholders’
	Shares	Amount	Capital	Interests	Deficit	Equity

Balances, December 31, 2016	5,483	$55	$57,588	$1,865	$(50,535)	$8,973

Stock-based compensation	-	-	539	-	-	539

Restricted stock vested	65	-	-	-	-	-

Performance units vested	80	1	(1)	-	-	-

Non-controlling interest distributions, net	-	-	-	(43)	-	(43)

Net income	-	-	-	76	5,296	5,379

Balances, June 30, 2017	5,628	$56	$58,126	$1,898	$(45,239)	$14,841

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2017	2016

Cash flows from operating activities:
Net income (loss)	$5,372	$(7,877)
Items not involving cash:
Depreciation, depletion and amortization	1,234	938
Accretion of asset retirement obligations	155	70
Impairment of oil and gas properties	-	4,299
Unrealized commodity derivative (gain) loss	(3,023)	966
Warrant derivative unrealized (gain)	(1,683)	-
Stock-based compensation expense	539	663
Investment in affiliates (gain) loss	-	6
Other	(72)	(7)
Net change in:
Accounts receivable	1,331	341
Prepaid expenses, deposits and other current assets	(375)	22
Accounts payable, accrued liabilities and firm transportation contract obligations	(1,142)	(56)
Net cash provided by (used in) operating activities	2,336	(635)

Cash flows from investing activities:
Development and acquisition of properties and equipment	(1,182)	(233)
Proceeds from sale of oil and gas properties and other assets	-	8
Other long-term assets	(15)	49
Investment in affiliates	(240)	275
Net cash (used in) provided by investing activities	(1,437)	99

Cash flows from financing activities:
Proceeds from notes payable	600	700
Payments on notes payable	(1,300)	(200)
Distributions to non-controlling interests	(43)	(3)
Net cash (used in) provided by financing activities	(743)	497

Net increase (decrease) in cash and cash equivalents	156	(39)

Cash and cash equivalents, beginning of period	858	305

Cash and cash equivalents, end of period	$1,014	$266

See accompanying notes to Consolidated Financial Statements.

CARBON NATURAL GAS COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization

The Company’s business is comprised of the assets and properties of Carbon Natural Gas Company and its subsidiaries as well as its equity investments in Carbon Appalachian Company, LLC (“Carbon Appalachia”) and Carbon California Company, LLC (“Carbon California”).

Appalachian and Illinois Basin Operations

In the Appalachian and Illinois Basins, Nytis Exploration Company, LLC (“Nytis LLC”) conducts operations for the Company and Carbon Appalachia.

California Operations

In California, Carbon California Operating Company, LLC (“CCOC”), conducts Carbon California’s operations.

Collectively, Carbon Natural Gas Company, CCOC, Nytis Exploration (USA) Inc. (“Nytis USA”) and Nytis LLC are referred to as the Company.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of June 30, 2017 and the Company’s results of operations and cash flows for the three and six months ended June 30, 2017 and 2016. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results and other factors. For a more complete understanding of the Company’s operations, financial position and accounting policies, the unaudited Consolidated Financial Statements and the notes thereto should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2016 filed on Form 10-K with the Securities and Exchange Commission (“SEC”).

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Carbon, CCOC, Nytis USA and its consolidated subsidiary, Nytis LLC. Carbon owns 100% of Nytis USA and CCOC. Nytis USA owns approximately 99% of Nytis LLC.

Nytis LLC also holds an interest in various oil and gas partnerships. For partnerships where the Company has a controlling interest, the partnerships are consolidated. The Company is currently consolidating on a pro-rata basis 46 partnerships. In these instances, the Company reflects the non-controlling ownership interest in partnerships and subsidiaries as non-controlling interests on its Consolidated Statements of Operations and reflects the non-controlling ownership interests in the net assets of the partnerships as non-controlling interests within stockholders’ equity on its Consolidated Balance Sheets. All significant intercompany accounts and transactions have been eliminated.

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

Unproved properties are excluded from amortized capitalized costs until it is determined if proved reserves can be assigned to such properties. The Company assesses its unproved properties for impairment at least annually. Significant unproved properties are assessed individually.

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

For the three and six months ended June 30, 2017, the Company did not recognize a ceiling test impairment as the Company’s full cost pool did not exceed the ceiling limitation. For the three and six months ended June 30, 2016, the Company recognized a ceiling test impairment of approximately $409,000 and $4.3 million, respectively, as the Company’s full cost pool exceeded its ceiling limitations. Future declines in oil and natural gas prices, and increases in future operating expenses and future development costs could result in additional impairments of our oil and gas properties in future periods. Impairment charges are a non-cash charge and accordingly, do not affect cash flow, but adversely affect our net income and stockholders’ equity.

Investments in Affiliates

Investments in non-consolidated affiliates are accounted for under either the cost or equity method of accounting, as appropriate. The cost method of accounting is generally used for investments in affiliates in which the Company has less than 20% of the voting interests of a corporate affiliate or less than a 3% to 5% interest of a partnership or limited liability company and does not have significant influence. Investments in non-consolidated affiliates, accounted for using the cost method of accounting, are recorded at cost and impairment assessments for each investment are made annually to determine if a decline in the fair value of the investment, other than temporary, has occurred. A permanent impairment is recognized if a decline in the fair value occurs.

If the Company holds between 20% and 50% of the voting interest in non-consolidated corporate affiliates or generally greater than a 3% to 5% interest of a partnership or limited liability company and exerts significant influence or control (e.g., through its influence with a seat on the board of directors or management of operations), the equity method of accounting is generally used to account for the investment. The Company’s investment in affiliates that is accounted for using the equity method of accounting, increases or decreases by the Company’s share of the affiliate’s profits or losses and such profits or losses are recognized in the Company’s Consolidated Statements of Operations. For its equity method investments in Carbon Appalachia and Carbon California, the Company uses the hypothetical liquidation at book value method to recognize its share of the affiliate’s profits or losses. The Company reviews equity method investments for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has occurred.

Related Party Transactions

On February 15, 2017, the Company entered into a limited liability company agreement of Carbon California. Pursuant to the limited liability agreement, Carbon California reimbursed the Company for (i) due diligence costs incurred on behalf of Carbon California, (ii) transaction-related costs and (iii) $225,000 for the period February 15, 2017 through June 30, 2017, in connection with its role as manager of Carbon California. See Note 5 for additional information.

On April 3, 2017, the Company entered into the limited liability company agreement of Carbon Appalachia. Pursuant to the limited liability agreement, Carbon Appalachia reimbursed the Company for (i) due diligence costs incurred on behalf of Carbon Appalachia, (ii) transaction-related costs and (iii) $75,000 for the period April 3, 2017 through June 30, 2017, in connection with its role as manager of Carbon Appalachia. See Note 5 for additional information.

Warrant Derivative Liability

The Company issued warrants related to its investments in Carbon California and Carbon Appalachia. The Company accounts for these warrants in accordance with guidance contained in ASC 815, Derivatives and Hedging, which requires these warrants to be recorded on the balance sheet as either an asset or a liability measured at fair value, with changes in fair value recognized in earnings. Based on this guidance, the Company determined that the Company’s warrants do not meet the criteria for classification as equity. Accordingly, the Company classified the warrants as liabilities. The warrants are subject to remeasurement at each balance sheet date, with any change in the fair value recognized as a component of other income or expense, net in the statement of operations. For the three and six months ended June 30, 2017, changes in the fair value of warrants accounted for gains of approximately $853,000 and $1.7 million, respectively.

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

The following table is a reconciliation of the ARO for the six months ended June 30, 2017 and 2016:

(in thousands)	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$5,120	$3,095
Accretion expense	155	70
Additions during period	5	5
	5,280	3,170
Less: ARO recognized as a current liability	(183)	-

Balance at end of period	$5,097	$3,170

Earnings (Loss) Per Common Share

Basic earnings or loss per common share is computed by dividing the net income or loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. The shares of restricted common stock granted to certain officers, directors and employees of the Company are included in the computation of basic net income or loss per share only after the shares become fully vested. Diluted earnings per common share includes both the vested and unvested shares of restricted stock and the potential dilution that could occur upon exercise of warrants to acquire common stock, computed using the treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of warrants (which were assumed to have been made at the average market price of the common shares during the reporting period).

The following table sets forth the calculation of basic and diluted income (loss) per share:

in thousands except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic Earnings (Loss) per Share
Net income (loss) available to common shareholders, basic	$2,004	$(2,518)	$5,296	$(7,445)
Weighted average shares outstanding, basic	5,620	5,498	5,554	5,429

Net income (loss) per common share, basic	$0.36	$(0.46)	$0.95	(1.37)

Diluted Earnings (Loss) per Share
Net income (loss) available to common shareholders, basic	$2,004	$(2,518)	$5,296	$(7,445)
Less: decrease in fair value of warrant	(853)	-	(1,684)	-
Adjusted net income (loss) available to common shareholders, diluted	$1,151	$(2,518)	$3,612	$(7,445)

Weighted average shares outstanding, basic	5,620	5,498	5,554	5,429
Add: dilutive effects of warrant and nonvested shares of restricted stock	968	-	904	-
Weighted-average shares outstanding, diluted	6,588	5,498	6,458	5,429

Net income (loss) per common share, diluted	$0.17	$(0.46)	$0.56	$(1.37)

For the three months ended June 30, 2017, the Company had net income and the diluted net income per share calculation for that period includes the dilutive effect of approximately 284,000 non-vested shares of restricted stock and approximately 684,000 in-the-money warrants. In addition, approximately 13,000 out-of-the-money warrants and approximately 276,000 restricted performance units, subject to future contingencies, are excluded from the basic and diluted loss per share calculations.

For the six months ended June 30, 2017, the Company had net income and the diluted net income per share calculation for that period includes the dilutive effect of approximately 284,000 non-vested shares of restricted stock and approximately 620,000 in-the-money warrants. In addition, approximately 13,000 out-of-the-money warrants and approximately 276,000 restricted performance units, subject to future contingencies, are excluded from the basic and diluted loss per share calculations.

For the three and six months ended June 30, 2016, the Company had a net loss and therefore, the diluted net loss per share calculation excluded the anti-dilutive effect of approximately 13,000 warrants and approximately 246,000 non-vested shares of restricted stock in each period. In addition, approximately 298,000 restricted performance units, in each period, subject to future contingencies were excluded from the basic and diluted loss per share calculations.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities. Significant items subject to such estimates and assumptions include the carrying value of oil and gas properties, the estimate of proved oil and gas reserve volumes and the related depletion and present value of estimated future net cash flows and the ceiling test applied to capitalized oil and gas properties, determining the amounts recorded for deferred income taxes, stock-based compensation, fair value of commodity derivative instruments, fair value of warrants, equity method investments, fair value of assets acquired qualifying as business contributions and asset retirement obligations. Actual results could differ from those estimates and assumptions used, and the use of such estimates may result in volatility within the Company’s financial statements.

Adopted and Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and should be applied using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting ASU 2016-02.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The FASB subsequently issued ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, which deferred the effective date of ASU 2014-09 and provided additional implementation guidance. These ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standards permit retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application. The Company plans to adopt these ASUs effective January 1, 2018. The Company is in the process of assessing its contracts with customers and evaluating the effect of adopting these standards on its financial statements, accounting policies and internal controls.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of “a business” to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company elected to early adopt this pronouncement effective January 1, 2017.

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

EXCO Acquisition Unaudited Pro Forma Results of Operations

Below are consolidated results of operations for the six months ended June 30, 2017 and 2016 as though the EXCO Acquisition had been completed as of January 1, 2016. The EXCO Acquisition closed October 3, 2016, and accordingly, the Company’s consolidated statement of operations for the six months ended June 30, 2017 includes the results of operations for the six months ended June 30, 2017 of the EXCO properties acquired.

	Unaudited Pro Forma Consolidated Results
	For Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016
Revenue	$13,370	$6,348
Net income (loss) before non-controlling interests	5,372	(3,560)
Net income (loss) attributable to non-controlling interests	76	(432)
Net income (loss) attributable to controlling interests	5,296	(3,128)
Net income (loss) income per share (basic)	0.95	(0.58)
Net income (loss) income per share (diluted)	0.82	(0.58)

Note 4 – Property and Equipment

Net property and equipment as of June 30, 2017 and December 31, 2016 consists of the following:

(in thousands)	June 30, 2017	December 31, 2016

Oil and gas properties:
Proved oil and gas properties	$112,273	$111,771
Unproved properties not subject to depletion	1,917	1,999
Accumulated depreciation, depletion, amortization and impairment	(79,630)	(78,559)
Net oil and gas properties	34,560	35,211

Furniture and fixtures, computer hardware and software, and other equipment	1,563	990
Accumulated depreciation and amortization	(797)	(665)
Net other property and equipment	766	325

Total net property and equipment	$35,326	$35,536

As of June 30, 2017 and December 31, 2016, the Company had approximately $1.9 million and $2.0 million, respectively, of unproved oil and gas properties not subject to depletion. The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined if proved reserves can be assigned to such properties. The excluded properties are assessed for impairment at least annually. Subject to industry conditions, evaluation of most of these properties and the inclusion of their costs in amortized capital costs is expected to be completed within five years.

During the six months ended June 30, 2017 and 2016, the Company capitalized general and administrative expenses applicable to development and exploration activities of approximately $131,000 and $289,000, respectively.

Depletion expense related to oil and gas properties for the three and six months ended June 30, 2017 was approximately $539,000, or $0.40 per Mcfe, and $1.1 million, or $0.41 per Mcfe, respectively. For the three and six months ended June 30, 2016, depletion expense was approximately $407,000, or $0.65 per Mcfe, and $879,000, or $0.72 per Mcfe, respectively.

Depreciation and amortization expense related to furniture and fixtures, computer hardware and software and other equipment for the three months ended June 30, 2017 and 2016 was approximately $123,000 and $29,000, respectively and for the six months ended June 30, 2017 and 2016 was approximately $163,000 and $59,000, respectively.

Note 5– Investments in Affiliates

Crawford County Gas Gathering Company

The Company has a 50% interest in Crawford County Gas Gathering Company, LLC (“CCGGC”) which owns and operates pipelines and related gathering and treatment facilities. The Company’s gas production located in Illinois is gathered by CCGGC’s gathering facilities. The Company’s investment in CCGGC is accounted for under the equity method of accounting, and its share of income or loss is recognized. During the six months ended June 30, 2017 and 2016, the Company recorded equity method income of approximately $7,000 and equity method loss of approximately $6,000, respectively, related to this investment. In addition, during the first quarter of 2016, the Company received a cash distribution of $275,000 from CCGGC.

Carbon California

On February 15, 2017, the Company entered into a limited liability company agreement (the “Carbon California LLC Agreement”) of Carbon California, a Delaware limited liability company established by the Company. Pursuant to the Carbon California LLC Agreement, Carbon acquired a 17.8% interest in Carbon California represented by Class B Units. The Class B Units were acquired for no cash consideration. No further equity commitments have been made or are required by the Company under the Carbon California LLC Agreement; however, should the Company choose not to participate in future equity calls, its interest would be diluted.

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

In connection with the Company entering into the Carbon California LLC Agreement described above and Carbon California engaging in the transactions also described above, the Company issued to an affiliate of one of the institutional investors which purchased Class A Units of Carbon California (which is also an affiliate of the Company’s largest stockholders), a warrant to purchase approximately 1.5 million shares of the Company’s common stock at an exercise price of $7.20 per share (the “California Warrant”). The exercise price for the California Warrant is payable exclusively with Class A Units of Carbon California held by this investor and the number of shares of the Company’s common stock for which the California Warrant is exercisable is determined, as of the time of exercise, by dividing (a) the aggregate unreturned capital of the warrantholder’s Class A Units of Carbon California by (b) the exercise price. The California Warrant has a term of seven years and includes certain standard registration rights with respect to the shares of the Company’s common stock issuable upon exercise of the California Warrant. If exercised, the California Warrant provides Carbon an opportunity to increase its ownership stake in Carbon California without requiring the payment of cash.

Based on its 17.8% interest in Carbon California, its ability to appoint a member to the board of directors and its role of manager of Carbon California, the Company is accounting for its investment in Carbon California under the equity method of accounting as it believes it can exert significant influence. The Company uses the hypothetical liquidation at book value method (“HLBV”) to determine its share of profits or losses in Carbon California and adjusts the carrying value of its investment accordingly. The HLBV is a balance-sheet oriented approach that calculates the amount each member of Carbon California would receive if Carbon California were liquidated at book value at the end of each measurement period. The change in the allocated amount to each member during the period represents the income or loss allocated to that member. In the event of liquidation of Carbon California, to the extent that Carbon California has net income, available proceeds are first distributed to members holding Class A and Class B units and any remaining proceeds are then distributed to members holding Class A units, of which the Company holds none. For the three months ended June 30, 2017, and for the period of February 15, 2017 through June 30, 2017, Carbon California incurred a net loss. Should Carbon California report income, the Company will not record income (or losses) until the Company’s share of such income equals the amount of its share of losses not previously reported. While income may be recorded in future periods, the ability of Carbon California to make distributions to its owners, including us, is dependent upon the terms of its credit facilities, which currently prohibit distributions unless agreed to by the lender.

The Company accounted for the California Warrant, at issuance, as the initial investment in Carbon California and a liability based on the fair value of the California Warrant as of the date of grant (February 15, 2017). Future changes to the fair value of the California Warrant are recognized in earnings.

As of grant date of the California Warrant, the Company estimated that the fair market value of the California Warrant was approximately $5.8 million and recorded that amount to its investment in Carbon California and a long-term liability. As of June 30, 2017, the Company estimated that the fair value of the California Warrant was approximately $4.3 million. The difference in the fair value of the California Warrant from the grant date though June 30, 2017 was approximately $1.5 million and approximately $680,000 and $1.5 million was recognized in other income in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2017, respectively. See Note 10 for additional information.

Carbon Appalachia

On April 3, 2017, the Company finalized a limited liability company agreement (the “Carbon Appalachia LLC Agreement”) and the initial funding of Carbon Appalachian Company, LLC (“Carbon Appalachia”). Carbon Appalachian was formed by Carbon and two institutional investors to acquire producing assets in Southern Appalachia and has an initial equity commitment of $100.0 million, of which $12.0 million has been contributed as of June 30, 2017.

Pursuant to the Carbon Appalachia LLC Agreement, Carbon acquired a 2.0% interest in Carbon Appalachia for $240,000 represented by Class A Units associated with its total equity commitment of $2.0 million. Carbon also has the ability to earn up to an additional 20.0% of Carbon Appalachia distributions (represented by Class B Units) after certain return thresholds to the holders of Class A Units are met. The Class B Units were acquired for no cash consideration.

In addition, Carbon acquired a 1.0% interest represented by Class C Units which were obtained in connection with the contribution to Carbon Appalachia of a portion of its working interest in undeveloped properties in Tennessee. If Carbon Appalachia agrees to drill horizontal Chattanooga Shale wells on these properties, it will pay 100% of the cost of drilling and completion of the first 20 wells to earn a 75% working interest in such properties. Carbon, through its subsidiary, Nytis LLC, will retain a 25% working interest in the properties.

In connection with and concurrently with the closing of the acquisition described below, Carbon Appalachia Enterprises, LLC, formerly known as Carbon Tennessee Company, LLC (“Carbon Appalachia Enterprises”), an indirect subsidiary of Carbon Appalachia, entered into a 4-year $100.0 million senior secured asset-based revolving credit facility with LegacyTexas Bank with an initial borrowing base of $10.0 million.

Borrowings under the credit facility, along with the initial equity contributions made to Carbon Appalachia, were used to complete the acquisition of natural gas producing properties and related facilities located predominantly in Tennessee (the “Acquisition”). The purchase price was $20.0 million, subject to normal and customary pre and post-closing adjustments, and Carbon Appalachia Enterprises used $8.5 million drawn from the credit facility toward the purchase price.

In connection with the Company entering into the Carbon Appalachia LLC Agreement described above and Carbon Appalachia Enterprises engaging in the Acquisition, the Company issued to an affiliate of one of the institutional investors which purchased Class A Units of Carbon Appalachia (which is also an affiliate of the Company’s largest stockholders), a warrant to purchase approximately 408,000 shares of the Company’s common stock at an exercise price of $7.20 per share (the “Appalachia Warrant”). The exercise price for the Appalachia Warrant is payable exclusively with Class A Units of Carbon Appalachia held by this investor and the number of shares of the Company common stock for which the Appalachia Warrant is exercisable is determined, as of the time of exercise, by dividing (a) the aggregate unreturned capital of the warrantholder’s Class A Units of Carbon Appalachia plus a 10% internal rate of return by (b) the exercise price. The Appalachia Warrant has a term of seven years and includes certain standard registration rights with respect to the shares of Carbon’s common stock issuable upon exercise of the Appalachia Warrant. If exercised, the Appalachia Warrant provides Carbon an opportunity to increase its ownership stake in Carbon Appalachia without requiring the payment of cash.

Based on its 3.0% combined Class A and Class C interest (and its ability to earn up to an additional 20.0%) in Carbon Appalachia, its ability to appoint a member to the board of directors and its role of manager of Carbon Appalachia, the Company is accounting for its investment in Carbon Appalachia under the equity method of accounting as it believes it can exert significant influence. The Company uses the HLBV to determine its share of profits or losses in Carbon Appalachia and adjusts the carrying value of its investment accordingly. The Company’s investment in Carbon Appalachia is represented by its Class A and C interests, which it acquired by contributing $240,000 in cash and unevaluated property. In the event of liquidation of Carbon Appalachia, available proceeds are first distributed to members holding Class A and Class C Units until their contributed capital is recovered with an internal rate of return of 10%. Any additional distributions would then be shared between holders of Class A, Class B and Class C Units. For the period of April 3, 2017 through June 30, 2017, Carbon Appalachia incurred a net loss, of which the Company’s share is approximately $7,000. While income may be recorded in future periods, the ability of Carbon Appalachia to make distributions to its owners, including us, is dependent upon the terms of its credit facilities, which currently prohibit distributions unless agreed to by the lender.

The Company accounted for the Appalachia Warrant, at issuance, as an investment in Carbon Appalachia and a liability based on the fair value of the Appalachia Warrant as of the date of grant (April 3, 2017). Future changes to the fair value of the Appalachia Warrant are recognized in earnings.

As of grant date of the Appalachia Warrant, the Company estimated that the fair value of the Appalachia Warrant was approximately $1.3 million and recorded that amount to its investment in Carbon Appalachia and a long-term liability. As of June 30, 2017, the Company estimated that the fair value of the Appalachia Warrant was approximately $1.1 million. The difference in the fair value of the Appalachia Warrant from the grant date though June 30, 2017 was approximately $174,000 and was recognized in other income in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2017. See Note 10 for additional information.

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

The affirmative and negative covenants are subject to various exceptions, including certain basket amounts and acceptable transaction levels. In addition, the credit facility requires Carbon’s compliance, on a consolidated basis, with (i) maximum funded Debt/EBITDA ratio of 3.5 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0, commencing with the quarter ended March 31, 2017. The Company was in compliance with the financial covenants associated with the credit facility as of June 30, 2017.

Carbon may at any time repay the loans under the credit facility, in whole or in part, without penalty. Carbon must pay down borrowings under the credit facility or provide mortgages of additional oil and natural gas properties to the extent that outstanding loan and letters of credit exceed the borrowing base.

As required under the terms of the credit facility, the Company entered into derivative contracts at fixed pricing for a certain percentage of its production. The Company is party to an ISDA Master Agreement with BP Energy Company that establishes standard terms for the derivative contracts and an inter-creditor agreement with LegacyTexas Bank and BP Energy Company whereby any credit exposure related to the derivative contracts entered into by the Company and BP Energy Company is secured by the collateral and backed by the guarantees supporting the credit facility.

As of June 30, 2017, there were approximately $15.5 million in outstanding borrowings and approximately $7.5 million of additional borrowing capacity available under the credit facility. The Company’s effective borrowing rate at June 30, 2017 was approximately 5.40%.

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

At June 30, 2017, the Company has established a full valuation allowance against the balance of net deferred tax assets.

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

As of June 30, 2017, the Company had 200,000,000 shares of common stock authorized with a par value of $0.01 per share, of which approximately 5.6 million were issued and outstanding and 1,000,000 shares of preferred stock authorized with a par value of $0.01 per share, none of which were issued and outstanding. During the first six months of 2017, the increase in the Company’s issued and outstanding common stock was a result of restricted stock and performance units that vested during the period.

Equity Plans Prior to Merger

Pursuant to the merger of Nytis USA with and into the Company in 2011, all options, warrants and restricted stock were adjusted to reflect the conversion ratio used in the merger. As of June 30, 2017, the Company has approximately 13,000 warrants outstanding and exercisable related to these plans.

Nytis USA Restricted Stock Plan

As of June 30, 2017, all restricted stock issued under the Nytis USA Restricted Stock Plan (“Nytis USA Plan”) have vested. The Company accounted for these grants at their intrinsic value. From the date of grant through March 31, 2013, the Company estimated that none of these shares would vest and accordingly, no compensation cost had been recorded through March 31, 2013.

In June 2013, the vesting terms of these restricted stock grants were modified so that 25% of the shares would vest on the first of January from 2014 through 2017. As such, the Company recognized compensation expense for those restricted stock grants based on the fair value of the shares on the date the vesting terms were modified. Compensation expense recognized for those restricted stock grants was approximately $84,000 and approximately $168,000 for the three and six months ended June 30, 2016, respectively. No compensation expense was recognized for those restricted stock grants for the three and six months ended June 30, 2017. As of December 31, 2016, compensation costs relative to those restricted stock grants were fully recognized.

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

Restricted Stock

During the six months ended June 30, 2017, approximately 81,000 shares of restricted stock were granted under the terms of the Carbon Plan in addition to 462,000 shares granted during previous years. For employees, these restricted stock awards either vest ratably over a three-year service period or cliff vest after a three-year service period. For non-employee directors, the awards vest upon the earlier of a change in control of the Company or the date their membership on the Board of Directors is terminated other than for cause. The Company recognizes compensation expense for these restricted stock grants based on the estimated grant date fair value of the shares, amortized ratably over three years for employee awards (based on the required service period for vesting) and seven years for non-employee director awards (based on a market survey of the average tenure of directors among U.S. public companies). As of June 30, 2017, approximately 258,000 of these restricted stock grants have vested.

Compensation costs recognized for these restricted stock grants were approximately $166,000 and $167,000 for the three months ended June 30, 2017 and 2016, respectively, and $354,000 and $368,000 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was approximately $1.5 million of unrecognized compensation costs related to these restricted stock grants. This cost is expected to be recognized over the next 6.8 years.

Performance Units

During the six months ended June 30, 2017, approximately 60,000 shares of performance units were granted under the terms of the Carbon plans in addition to approximately 401,000 shares granted during previous years. The performance units represent a contractual right to receive one share of the Company’s common stock subject to the terms and conditions of the agreements including the achievement of certain performance measures relative to a defined peer group or the growth of certain performance measures over a defined period of time for the Company as well as the lapse of forfeiture restrictions pursuant to the terms and conditions of the agreements, including for certain of the grants, the requirement of continuous employment by the grantee prior to a change in control of the Company. Based on the relative achievement of performance, approximately 276,000 restricted performance units are outstanding as of June 30, 2017.

The Company accounts for the performance units granted during 2012 and 2014 through 2017 at their fair value determined at the date of grant. The final measurement of compensation cost will be based on the number of performance units that ultimately vest. At June 30, 2017, the Company estimated that none of the performance units granted in 2012 and 2016 through 2017 would vest due to change in control and other performance provisions and accordingly, no compensation cost has been recorded for these performance units. At September 30, 2016, the Company estimated that it was probable that certain of the performance units granted in 2014 and 2015 would vest. Compensation costs of approximately $53,000 and $185,000 related to these performance units were recognized for the three and six months ended June 30, 2017, respectively. No compensation expense was recognized for these performance units for the three and six months ended June 30, 2016. As of June 30, 2017, if change in control and other performance provisions pursuant to the terms and conditions of these agreements are met in full, the estimated unrecognized compensation cost related to the performance units granted in 2012 and 2014 through 2017 would be approximately $2.5 million.

The performance units granted in 2013 contain specific vesting provisions, no change in control provisions nor any performance conditions other than stock price performance. Due to different earning requirements compared to the performance units granted in 2012 and 2014 through 2017, the Company recognized compensation expense for the performance units granted in 2013 based on the grant date fair value of the performance units, amortized ratably over three years (the performance period). The fair value of the performance units granted in 2013 was estimated using a Monte Carlo simulation (“MCS”) valuation model using the following key assumptions: no expected dividends, volatility of our stock and those of defined peer companies used to determine our performance relative to the defined peer group, a risk-free interest rate and an expected life of three years. Compensation costs recognized for these performance unit grants were approximately $41,000 and $127,000 for the three and six months ended June 30, 2016, respectively. As of June 30, 2016, compensation costs relative to these performance units had been fully recognized.

Note 9 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2017 and December 31, 2016 consist of the following:

(in thousands)	June 30, 2017	December 31, 2016

Accounts payable	$1,809	$2,315
Oil and gas revenue payable to oil and gas property owners	1,770	1,415
Gathering and transportation payables	430	468
Production taxes payable	238	113
Drilling advances received from joint venture partner	778	955
Accrued drilling costs	-	4
Accrued lease operating costs	272	282
Accrued ad valorem taxes	1,522	1,552
Accrued general and administrative expenses	864	1,572
Accrued interest	185	184
Other liabilities	342	261

Total accounts payable and accrued liabilities	$8,210	$9,121

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

Note 10 – Fair Value Measurements (continued)

Assets Measured and Recorded at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 by level within the fair value hierarchy:

(in thousands)	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2017
Assets:
Commodity derivatives	$-	$1,091	$-	$1,091
Liabilities:
Warrant derivatives	$-	$-	$5,410	$5,410

December 31, 2016
Liabilities:
Commodity derivatives	$-	$1,932	$-	$1,932

Level 2 Fair Value Measurements

As of June 30, 2017, the Company’s commodity derivative financial instruments are comprised of eight natural gas and nine oil swap agreements. The fair values of these agreements are determined under an income valuation technique. The valuation requires a variety of inputs, including contractual terms, published forward prices, volatilities for options, and discount rates, as appropriate. The Company’s estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, the Company’s credit worthiness and the time value of money. The consideration of these factors resulted in an estimated exit-price for each derivative asset or liability under a market place participant’s view. All the significant inputs are observable, either directly or indirectly; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy. The counterparty for all the Company’s commodity financial instruments as of June 30, 2017 is BP Energy Company.

Level 3 Fair Value Measurements

A third-party valuation specialist is utilized to determine the fair value of the Company’s California Warrant and Appalachia Warrant. These warrants are designated as Level 3. The Company reviews these valuations, including the related model inputs and assumptions, and analyzes changes in fair value measurements between periods. The Company corroborates such inputs, calculations and fair value changes using various methodologies, and reviews unobservable inputs for reasonableness utilizing relevant information from other published sources. Due to the limited trading volume of the Company’s shares, adjustments are made to the per share value.

The Company estimated the fair value of the California Warrant on February 15, 2017, the grant date of the warrant, to be approximately $5.8 million, using a call option pricing model with the following assumptions: a seven-year term, exercise price of $7.20, volatility rate of 41.8% and a risk-free rate of 2.3%. As the Company will receive Class A units in Carbon California in the event the holder exercises the California Warrant, the Company also considered the fair value of the Class A units in its valuation. The Company remeasured the California Warrant as of June 30, 2017, using the same call option pricing model, using the following assumptions: a term of 6.6 years, exercise price of $7.20, volatility rate of 44.5% and a risk-free rate of 2.0%. As of June 30, 2017, the fair value of the California Warrant was approximately $4.3 million.

The Company estimated the fair value of the Appalachia Warrant on April 3, 2017, the grant date of the warrant, to be approximately $1.3 million, using a call option pricing model with the following assumptions: a seven-year term, exercise price of $7.20, volatility rate of 39.3% and a risk-free rate of 2.1%. As the Company will receive Class A units in Carbon Appalachia in the event the holder exercises the Appalachia Warrant, the Company also considered the fair value of the Class A units in its valuation. The Company remeasured the Appalachia Warrant as of June 30, 2017, using the same call option pricing model, using the following assumptions: a term of 6.8 years, exercise price of $7.20, volatility rate of 44.5% and a risk-free rate of 2.0%. As of June 30, 2017, the fair value of the Appalachia Warrant was approximately $1.1 million.

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

The fair value of the following liabilities measured and recorded at fair value on a non-recurring basis are based on unobservable pricing inputs and therefore, are included within the Level 3 fair value hierarchy.

The Company uses the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money. During the six months ended June 30, 2017 and 2016, the Company recorded additions to asset retirement obligations of approximately $5,000 in each period. See Note 2 for additional information.

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

Pursuant to the terms of the Company’s credit facility with LegacyTexas Bank, the Company has entered into swap derivative agreements to hedge certain of its oil and natural gas production for 2017 through 2019. As of June 30, 2017, these derivative agreements consisted of the following:

	Natural Gas			Oil
		Weighted		Weighted
		Average		Average
Year	MMBtu	Price (a)	Bbl	Price (b)

2017	1,680,000	$3.30	35,000	$52.98
2018	3,120,000	$3.01	48,000	$54.11
2019	1,320,000	$2.85	36,000	$54.90

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

The following table summarizes the fair value of the derivatives recorded in the unaudited Consolidated Balance Sheets.

These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	June 30, 2017	December 31, 2016
Commodity derivative contracts:
Current assets	$604	$-
Non-current assets	$487	$-

Current liabilities	$-	$1,341
Non-current liabilities	$-	$591

The table below summarizes the commodity settlements and unrealized gains and losses related to the Company’s derivative instruments for the three and six months ended June 30, 2017 and 2016. These commodity derivative settlements and unrealized gains and losses are recorded and included in commodity derivative income or loss in the accompanying Consolidated Statements of Operations.

Note 11 – Physical Delivery Contracts and Gas Derivatives (continued)

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commodity derivative contracts:
Settlement (losses) gains	$142	$130	$118	$332
Unrealized gains (losses)	856	(904)	3,023	(966)

Total settlement and unrealized gains (losses), net	$998	$(774)	$3,141	$(634)

Commodity derivative settlement gains and losses are included in cash flows from operating activities in the Company’s unaudited Consolidated Statements of Cash Flows.

The counterparty in all the Company’s derivative instruments is BP Energy Company. The Company has entered into an ISDA Master Agreement with BP Energy Company that establishes standard terms for the derivative contracts and an inter-creditor agreement with LegacyTexas Bank and BP Energy Company whereby any credit exposure related to the derivative contracts entered into by the Company and BP Energy Company is secured by the collateral and backed by the guarantees supporting the credit facility.

The Company nets its derivative instrument fair value amounts executed with is its counterparty pursuant to an ISDA master agreement, which provides for the net settlement over the term of the contracts and in the event of default or termination of the contracts. The following table summarizes the location and fair value amounts of all derivative instruments in the unaudited Consolidated Balance Sheet, as well as the gross recognized derivative assets, liabilities and amounts offset in the unaudited Consolidated Balance Sheet as of June 30, 2017.

			Net
	Gross		Recognized
	Recognized	Gross	Fair Value
	Assets/	Amounts	Assets/
Balance Sheet Classification	Liabilities	Offset	Liabilities

Commodity derivative assets:
Current assets	$844	$(240)	$604
Other long-term assets	593	(106)	487
Total derivative assets	$1,437	$(346)	$1,091

Commodity derivative liabilities:
Current liability	$240	$(240)	$-
Non-current liabilities	106	(106)	-
Total derivative liabilities	$346	$(346)	$-

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

The Company has entered into long-term firm transportation contracts to ensure the transport for certain of its gas production to purchasers. Firm transportation volumes and the related demand charges for the remaining term of these contracts at June 30, 2017 are summarized in the table below.

Period	Dekatherms per day	Demand Charges
Jul 2017 - Apr 2018	5,530	$0.20 - $0.65
May 2018 - May 2020	3,230	$0.20 - $0.62
Apr 2020 – May 2020	2,150	$0.20
Jun 2020 – May 2036	1,000	$0.20

A liability of approximately $541,000 related to firm transportation contracts assumed in asset acquisitions, which represents the remaining commitment, is reflected on the Company’s unaudited Consolidated Balance Sheet as of June 30, 2017. The fair value of these firm transportation obligations was determined based upon the contractual obligations assumed by the Company and discounted based upon the Company’s effective borrowing rate. These contractual obligations are being amortized on a monthly basis as the Company pays these firm transportation obligations.

In its participation as a member of Carbon Appalachia, the Company has made a capital commitment of $2.0 million, of which it has contributed $240,000 as of June 30, 2017.

Note 13 – Supplemental Cash Flow Disclosure

Supplemental cash flow disclosures for the six months ended June 30, 2017 and 2016 are presented below:

	Six Months Ended June 30,
(in thousands)	2017	2016

Cash paid during the period for:
Interest	$433	$110
Non-cash transactions:
Increase in net asset retirement obligations	$5	$5
Decrease in accounts payable and accrued liabilities included in oil and gas properties	$(79)	$(59)
Issuance of warrants for investment in affiliates	$7,094	$-

Note 14 – Subsequent Events

In July 2017, the Company increased its outstanding borrowings under its credit facility with LegacyTexas Bank and contributed approximately $3.7 million to Carbon Appalachia.

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

Carbon is an independent oil and natural gas company engaged in the acquisition, exploration, development and production of oil and natural gas properties located in the United States. We focus on conventional and unconventional reservoirs, including shale, tight sands and coalbed methane. Our executive offices are in Denver, Colorado and we maintain offices in Lexington, Kentucky, and Santa Paula, California from which we conduct our oil and gas operations.

At June 30, 2017, our proved developed reserves were comprised of 7% oil and 93% natural gas. Our current capital expenditure program is focused on the acquisition and development of oil and natural gas properties in areas we currently operate. We believe that our asset and lease position, combined with our low operating expense structure, provides us with a portfolio of opportunities for the development of our oil and natural gas properties. Our growth plan is centered on the following activities:

●	Producing property and land acquisitions which provide attractive risk adjusted rates of return and complement our existing asset base; and

●	Development, optimization and maintenance of a portfolio of low risk, long-lived oil and natural gas properties that provide stable cash flows and attractive risk adjusted rates of return.

Our revenue, profitability and future growth rate depend on many factors which are beyond our control, including but not limited to, economic, political and regulatory developments and competition from other industry participants. Our financial results are sensitive to fluctuations in oil and natural gas prices. Oil and gas prices historically have been volatile and may fluctuate widely in the future. The following table highlights the quarterly average of NYMEX price trends for oil and natural gas prices for the last eight calendar quarters:

	2015		2016				2017
	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2

Oil (Bbl)	$46.44	$42.17	$33.51	$45.60	$44.94	$49.33	$51.86	$48.29
Natural Gas (MMBtu)	$2.74	$2.17	$2.06	$1.98	$2.93	$2.98	$3.07	$3.09

Although oil and natural gas prices have begun to recover from the lows experienced during the first quarter of 2016, forecasted prices for oil and natural gas remain low.

Low oil and natural gas prices may not only decrease our revenues, but may also reduce the amount of oil and natural gas that the Company can produce economically and potentially lower our oil and natural gas reserves. The Company’s estimated proved reserves may decrease as the economic life of the underlying producing wells may be shortened as a result of lower oil and natural gas prices. A substantial or extended decline in oil or natural gas prices may result in future impairments of our proved reserves and may materially and adversely affect our future business, financial condition, cash flows, results of operations or liquidity.

The Company uses the full cost method of accounting for its oil and gas properties and performs a ceiling test quarterly. Because the ceiling calculation requires a rolling 12 month average commodity price, due to the effect of lower commodity prices in 2016, the Company recognized an impairment of approximately $4.3 million for the year ended December 31, 2016. The Company has not recorded an impairment in 2017.

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

Impairment charges do not affect cash flows from operating activities, but do adversely affect net income and stockholders’ equity. An extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, cash flows and liquidity. Lower oil and natural gas prices may also reduce the amount of borrowing base under our bank credit facility, which is determined at the discretion of our lender and may make it more difficult to comply with the covenants and other restrictions under our bank credit facility.

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

Operational Highlights

Weakness in commodity prices has had an adverse impact on our results of operations and the amount of cash flow available to invest in exploration and development activities. Based on recent and expected future prices for oil and natural gas and the resultant reduced rate of return on drilling projects, we reduced our drilling activity to manage and optimize the utilization of our capital resources. During 2016 and for the six months ended June 30, 2017, we concentrated our efforts on the acquisition of producing properties including the EXCO Acquisition and our equity investments in Carbon California Company, LLC (“Carbon California”) and Carbon Appalachian Company, LLC (“Carbon Appalachia”). Our field development activities have consisted principally of the optimization of our gathering facilities and marketing arrangements to provide greater flexibility in transporting our natural gas production to markets with more favorable pricing.

At June 30, 2017, we had approximately 413,000 net acres of mineral leases located in the Appalachian and Illinois Basins of the United States. Approximately 65% of this acreage is held by production and of the remaining acreage, approximately 47% have lease terms of greater than five years remaining in the primary term or contractual extension periods.

In the Appalachia Basin, the principal focus of our leasing, drilling and completion activities is directed at a Berea Sandstone formation horizontal oil drilling program in eastern Kentucky and western West Virginia. As of June 30, 2017, we have over 38,000 net mineral acres in the region. Since 2010, we have drilled 56 horizontal wells in the program, including two wells in 2017. During the program, we have enhanced our well performance, improved well drilling and completion performance, including reduced drilling days, increased horizontal lateral length, decreased cost per frac stage and reduced days from spud to first production. In addition, we have established an infrastructure of oil and natural gas gathering and salt water handling and disposal facilities which will benefit the economics of future drilling. We continue to acquire leases and producing properties where we have identified additional potential to expand our activities.

Our natural gas properties are largely held by production and contain a low risk multi-year development inventory of potential future drilling locations which, at the appropriate level of natural gas commodity price, will provide significant drilling and completion opportunities from multiple proven producing formations.

Recent Developments

The Company is evaluating producing property and land acquisition opportunities in California and the Appalachian Basin that would expand the Company’s operations and provide attractive risk adjusted rates of return on invested capital. The drilling of additional oil and natural gas wells during 2017 is contingent on our expectation of future oil and natural gas prices.

Effective March 15, 2017 and pursuant to a reverse stock split approved by the shareholders and Board of Directors, each 20 shares of issued and outstanding common stock became one share of common stock and no fractional shares were issued. All references to the number of shares of common stock and per share amounts give retroactive effect to the reverse stock split for all periods presented.

Acquisitions and Investments in Affiliates

EXCO Acquisition

In October 2016, Nytis LLC completed an acquisition of producing natural gas wells and natural gas gathering facilities located primarily in West Virginia from EXCO Production Company (WV), LLC; BG Production Company (WV), LLC; and EXCO Resources (PA) LLC. The purchase price of the acquired assets was $9.0 million subject to customary closing adjustments plus certain assumed obligations.

The acquired assets increased the natural gas production and reserves of the Company and are expected to increase cash flow, reduced general and administrative expenses (per unit of production) and provide an inventory of development projects. The acquired assets consisted of the following:

●	Approximately 2,300 natural gas wells and over 900 miles of associated natural gas gathering pipelines and compression facilities operated by the Company that are primarily used for the acquired wells. As of June 30, 2017, these wells were producing approximately 9,000 net Mcfe per day (97% natural gas).

●	Average working and net revenue interest of the acquired wells of 94% and 79%, respectively.

●	Estimated proved developed producing reserves of approximately 46.4 Bcfe (97% natural gas).

●	Approximately 201,000 net acres of oil and natural gas mineral interests.

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

Carbon California

On February 15, 2017, the Company entered into a limited liability company agreement (the “Carbon California LLC Agreement”) of Carbon California. Carbon California was formed by Carbon and two institutional investors to acquire producing assets in California and has an initial equity commitment of $50.0 million.

Pursuant to the Carbon California LLC Agreement, Carbon acquired a 17.8% interest in Carbon California represented by Class B Units. The Class B Units were acquired for no cash consideration. In connection with its role as the manager of Carbon California, $600,000 of general and administrative expenses on an annual basis is to be reimbursed to the Company by Carbon California.

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

Net proceeds from the offering transactions were used by Carbon California to complete the acquisitions of oil and gas assets in the Ventura Basin of California, which acquisitions also closed on February 15, 2017. The remainder of the net proceeds are being used to fund field development projects and to fund future complementary acquisitions and for general working capital purposes of Carbon California. The Company also formed Carbon California Operating Company, LLC (“CCOC”) to operate the acquired assets.

In connection with the Company entering into the Carbon California LLC Agreement described above and Carbon California engaging in the transactions also described above, the Company issued to an affiliate of one of the institutional investors which purchased Class A Units of Carbon California (which is also an affiliate of the Company’s largest stockholders), a warrant to purchase approximately 1.5 million shares of the Company’s common stock at an exercise price of $7.20 per share (the “Warrant”). The exercise price for the Warrant is payable exclusively with Class A Units of Carbon California held by this investor and the number of shares of the Company’s common stock for which the Warrant is exercisable is determined, as of the time of exercise, by dividing (a) the aggregate unreturned capital of the warrantholder’s Class A Units of Carbon California by (b) the exercise price. The Warrant has a term of seven years and includes certain standard registration rights with respect to the shares of the Company’s common stock issuable upon exercise of the Warrant. If exercised, the Warrant provides the Company an opportunity to increase its ownership stake in Carbon California without requiring the payment of cash.

The following table sets forth, for the periods presented, selected unaudited historical statements of operations data for Carbon California.

	Three Months Ended	February 15, 2017 (Inception) through
(in thousands except production data)	June 30, 2017	June 30, 2017
	(Unaudited)	(Unaudited)
Revenue:
Oil sales	$1,880	$2,709
Natural gas sales	304	448
NGL sales	140	207
Total revenues	2,324	3,364

Expenses:
Lease operating and transportation expenses	1,440	1,936
Production and property taxes	193	285
Total expenses	1,633	2,221

Other (income) expense:
Commodity derivative gain	(1,153)	(1,153)
General and administrative	872	1,083
Depreciation, depletion and amortization	380	544
Other	620	847

Net loss	$(28)	$(178)

Production data:
Natural gas (Mcf)	105,652	158,395
Oil (Bbl)	41,313	59,692
NGLs (Bbl)	7,151	10,613
Combined (Mcfe)	396,436	574,225

The Company uses the hypothetical liquidation at book value method (“HLBV”), to determine its share of profits or losses in Carbon California and adjusts the carrying value of its investment accordingly. The HLBV is a balance-sheet oriented approach that calculates the amount each member of Carbon California would receive if the membership were liquidated at book value at the end of each measurement period. The change in the allocated amount to each member during the period represents the income or loss allocated to that member. In the event of liquidation of Carbon California, to the extent that Carbon California has net income, available proceeds are first distributed to members holding Class A and Class B Units and any remaining proceeds are then distributed to members holding Class A units, of which the Company holds none. For purposes of the HLBV, the Company’s membership interest in Carbon California is zero. For the three months ended June 30, 2017, and for the period of February 15, 2017 through June 30, 2017, Carbon California incurred a net loss. Therefore, no adjustment is made to the Company’s membership interest, and accordingly the Company did not record any equity method investment gain or loss. While income may be recorded in future periods, the ability of Carbon California to make distributions to its owners, including us, is dependent upon the terms of its credit facilities, which currently prohibit distributions unless agreed to by the lender.

Carbon Appalachia

On April 3, 2017, the Company finalized a limited liability company agreement (the “Carbon Appalachia LLC Agreement”) and the initial funding of Carbon Appalachia. Carbon Appalachia was formed by Carbon and two institutional investors to acquire producing assets in Southern Appalachia and has an initial equity commitment of $100.0 million, of which $12.0 million has been contributed as of June 30, 2017.

Pursuant to the Carbon Appalachia LLC Agreement, Carbon acquired a 2.0% interest in Carbon Appalachia for $240,000 represented by Class A Units associated with its total equity commitment of $2.0 million and is the manager of Carbon Appalachia. Carbon also has the ability to earn up to an additional 20.0% of Carbon Appalachia distributions (represented by Class B Units) after certain return thresholds to the holders of Class A Units are met. The Class B Units were acquired for no cash consideration.

In addition, Carbon acquired a 1.0% interest represented by Class C Units which were obtained in connection with the contribution to Carbon Appalachia of a portion of its working interest in undeveloped properties in Tennessee. If Carbon Appalachia agrees to drill horizontal Chattanooga Shale wells on these properties, it will pay 100% of the cost of drilling and completion of the first 20 wells to earn a 75% working interest in such properties. Carbon, through its subsidiary, Nytis LLC, will retain a 25% working interest in the properties.

In connection with its role as the manager of Carbon Appalachia, $300,000 of annual general and administrative expenses will be reimbursed to the Company by Carbon Appalachia. Should certain ownership thresholds of Carbon Appalachia by the Company be reached, the reimbursed general and administrative expenses will increase.

In connection with and concurrently with the closing of the acquisition described below, Carbon Appalachia Enterprises, LLC, formerly known as Carbon Tennessee Company, LLC (“Carbon Appalachia Enterprises”), an indirect subsidiary of Carbon Appalachia, entered into a 4-year $100.0 million senior secured asset-based revolving credit facility with LegacyTexas Bank with an initial borrowing base of $10.0 million.

Borrowings under the credit facility, along with the initial equity contributions made to Carbon Appalachia, were used by Carbon Appalachia Enterprises to complete an acquisition of natural gas producing properties and related facilities located predominantly in Tennessee (the “Acquisition”). The purchase price was $20.0 million, subject to normal and customary pre and post-closing adjustments. Carbon Appalachia Enterprises used $8.5 million drawn from the credit facility toward the purchase price.

In connection with the Company entering into the Appalachia LLC Agreement described above and Carbon Appalachia Enterprises engaging in the Acquisition, the Company issued to an affiliate of one of the institutional investors which purchased Class A Units of Carbon Appalachia (which is also an affiliate of the Company’s largest stockholders), a warrant to purchase approximately 400,000 shares of the Company’s Common Stock at an exercise price of $7.20 per share. The exercise price for the warrant is payable exclusively with Class A Units of Carbon Appalachia held by this investor and the number of shares of the Company common stock for which the warrant is exercisable is determined, as of the time of exercise, by dividing (a) the aggregate unreturned capital of the warrantholder’s Class A Units of Carbon Appalachia plus a 10% internal rate of return by (b) the exercise price. The warrant has a term of seven years and includes certain standard registration rights with respect to the shares of Carbon’s common stock issuable upon exercise of the warrant. If exercised, the warrant provides Carbon an opportunity to increase its ownership stake in Carbon Appalachia without requiring the payment of cash.

The following table sets forth, for the period presented, selected unaudited historical statements of operations data for Carbon Appalachia.

April 3, 2017 (Inception) through
(in thousands except production data)	June 30, 2017
(Unaudited)
Revenue:
Oil sales	$154
Natural gas sales	1,007
Gas handling	241
Total revenues	1,402

Expenses:
Lease operating and transportation expenses	381
Production and property taxes	35
Total expenses	416

Other (income) expense:
Commodity derivative gain	(155)
General and administrative	845
Depreciation, depletion and amortization	493
Other	132

Net loss	(329)

Production data:
Natural gas (Mcf)	286,289
Oil (Bbl)	3,759
Combined (Mcfe)	308,843

The Company uses the HLBV to determine its share of profits or losses in Carbon Appalachia and adjust the value of its investment accordingly. The HLBV is a balance-sheet oriented approach that calculates the amount each member of Carbon Appalachia would receive if the entity were liquidated at book value at the end of each measurement period. The change in the allocated amount to each member during the period represents the income or loss allocated to that member. In the event of liquidation of Carbon Appalachia, available proceeds are first distributed to holders of Class A and Class C units until their contributed capital is recovered with an internal rate of return of 10%. Any additional distributions would then be shared between holders of Class A, Class B and Class C Units. For purposes of the HLBV, the Company’s membership interest in Carbon Appalachia is represented by its $240,000 contributed capital. For the period of April 3, 2017 through June 30, 2017, Carbon Appalachia incurred a net loss, of which the Company’s share is approximately $7,000, and accordingly recorded this amount to equity investment loss. While income may be recorded in future periods, the ability of Carbon Appalachia to make distributions to its owners, including us, is dependent upon the terms of its credit facilities, which currently prohibit distributions unless agreed to by the lender.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following discussion and analysis relates to items that have affected our results of operations for the three months ended June 30, 2017 and 2016. The following table sets forth, for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information under “Forward Looking Statements” below.

	Three Months Ended
	June 30,		Percent
(in thousands except production and per unit data)	2017	2016	Change
Revenue:
Oil sales	$1,146	$808	42%
Natural gas sales	4,023	961	319%
Commodity derivative gain (loss)	998	(774)	(229%)
Other (loss) income	10	-	*
Total revenues	6,177	995	521%

Expenses:
Lease operating expenses	1,501	653	130%
Transportation costs	525	385	36%
Production and property taxes	443	124	257%
General and administrative	1,748	1,552	13%
General and administrative – related party reimbursement	(225)	-	*
Depreciation, depletion and amortization	662	436	52%
Accretion of asset retirement obligations	78	35	121%
Impairment of oil and gas properties	-	409	*
Total expenses	4,732	3,594	38%

Operating income (loss)	$1,445	$(2,599)	*

Other income and (expense):
Interest expense	(254)	(46)	459%
Warrant derivative gain	853	-	*
Other	-	17	*
Equity investment loss	(7)	(6)	17%
Total other income (expense)	$592	$(35)	*

Production data:
Natural gas (Mcf)	1,196,088	513,858	133%
Oil (Bbl)	24,457	18,441	33%
Combined (Mcfe)	1,342,830	624,504	115%

Average prices before effects of hedges:
Natural gas (per Mcf)	$3.36	$1.87	80%
Oil (per Bbl)	$46.86	$43.81	7%
Combined (per Mcfe)	$3.85	$2.83	36%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$3.83	$0.76	404%
Oil (per Bbl)	$64.64	$32.87	97%
Combined (per Mcfe)	$4.59	$1.59	189%

Average costs (per Mcfe):
Lease operating expenses	$1.12	$1.05	7%
Transportation costs	$0.39	$0.62	(37%)
Production and property taxes	$0.33	$0.20	65%
Cash-based general and administrative expense, net of related party reimbursement	$0.97	$2.02	(52%)
Depreciation, depletion and amortization	$0.49	$0.70	(30%)

* Not meaningful or applicable

** Includes settled and unrealized commodity derivative gains and losses.

Oil and natural gas revenues- Revenues from sales of oil and natural gas increased 192% to approximately $5.2 million for the three months ended June 30, 2017 from approximately $1.8 million for the three months ended June 30, 2016. This increase was primarily due to a 33% and 133% increase in oil and natural gas sales volumes, respectively, combined with a 7% and 80% increase in oil and natural gas prices, respectively. The increases in production were primarily attributable to properties acquired in the EXCO Acquisition, which occurred in the final quarter of 2016.

Commodity derivative income and losses- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed price swap contracts and costless collars when our management believes that available futures prices for our oil and natural gas production are sufficient to warrant hedging to ensure predictable cash flows for certain of the Company’s production. Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-markets gains or losses, as well as settlement gains or losses on the derivative instruments, are currently recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts. For the three months ended June 30, 2017 and 2016, we had hedging gains of approximately $998,000 and hedging losses of approximately $774,000, respectively.

Lease operating expenses- Lease operating expenses for the three months ended June 30, 2017 increased 130% compared to the three months ended June 30, 2016. The increase was primarily attributable to increased production volumes. On a per Mcfe basis, lease operating expenses increased from $1.05 per Mcfe for the three months ended June 30, 2016 to $1.12 per Mcfe for the three months ended June 30, 2017.

Transportation costs- Transportation costs for the three months ended June 30, 2017 increased 36% compared to the three months ended June 30, 2016. This increase is attributable to an increase in production. On a per Mcfe basis, these expenses decreased from $0.62 per Mcfe for the three months ended June 30, 2016 to $0.39 per Mcfe for the three months ended June 30, 2017. The decrease on a per Mcfe basis is primarily due to lower transportation costs per unit for the properties acquired in the EXCO Acquisition in the fourth quarter of 2016 compared to the Company’s other natural gas properties.

Production and property taxes- Production and property taxes increased from approximately $124,000 for the three months ended June 30, 2016 to approximately $443,000 for the three months ended June 30, 2017. This increase is primarily attributable to increased oil and natural gas sales. Production taxes averaged approximately 4.7% and 4.1% of oil and natural gas sales for the three months ended June 30, 2017 and 2016, respectively. Ad valorem tax rates, which can fluctuate by year, are determined by individual counties where the Company has production and are assessed on the Company’s sales one or two years in arrears depending on the location of the production.

Depreciation, depletion and amortization (DD&A)- DD&A increased from approximately $436,000 for the three months ended June 30, 2016 to approximately $662,000 for the three months ended June 30, 2017 primarily due to an increase in oil and natural gas production offset, in part, by a decrease in the depletion rate. The decrease in depletion rate is primarily attributable to the properties acquired in the EXCO Acquisition in the fourth quarter of 2016 which reduced the Company’s blended depletion rate. On a per Mcfe basis, DD&A decreased from $0.70 per Mcfe for the three months ended June 30, 2016 to $0.49 per Mcfe for the three months ended June 30, 2017.

Impairment of oil and gas properties- At June 30, 2016, commodity prices used in the ceiling calculation, based on the required trailing 12-month average, were $39.26 per barrel of oil and $2.10 per Mcf of natural gas, resulting in an impairment of approximately $409,000 for the second quarter ended June 30, 2016. The Company did not record an impairment for the second quarter ended June 30, 2017. The ceiling limitation calculation is not intended to be indicative of the fair market value of our proved reserves or future results. Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet. Any recorded impairment is not reversible at a later date.

General and administrative expenses- Cash-based general and administrative expenses increased from approximately $1.3 million for the three months ended June 30, 2016 to approximately $1.5 million for the three months ended June 30, 2017. This increase is primarily attributable to personnel-related costs and other costs associated with realized and potential acquisition opportunities incurred during the three months ended June 30, 2017. The increase was offset by reimbursements the Company received from Carbon California and Carbon Appalachia in connection with its role as manager of the entities. Non-cash stock based compensation and other general and administrative expenses for the three months ended June 30, 2017 and 2016 are summarized in the following table:

General and administrative expenses
(in thousands)			Increase/
	2017	2016	(Decrease)

Stock-based compensation	$219	$292	$(73)
Other general and administrative expenses	1,529	1,260	269
General and administrative expense, net	$1,748	$1,552	$196

Interest expense- Interest expense increased from approximately $46,000 for the three months ended June 30, 2016 to approximately $255,000 for the three months ended June 30, 2017 primarily due to higher outstanding debt balances related to borrowings to complete the EXCO Acquisition in October 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following discussion and analysis relates to items that have affected our results of operations for the six months ended June 30, 2017 and 2016. The following table sets forth, for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and the information under “Forward Looking Statements” below.

	Six Months Ended
	June 30,		Percent
(in thousands except production and per unit data)	2017	2016	Change
Revenue:
Oil sales	$2,192	$1,436	53%
Natural gas sales	8,017	2,053	290%
Commodity derivative gain (loss)	3,141	(634)	*
Other income	20	1	*
Total revenues	13,370	2,856	368%

Expenses:
Lease operating expenses	2,706	1,242	118%
Transportation costs	1,015	758	34%
Production and property taxes	855	259	230%
General and administrative	3,494	3,075	14%
General and administrative – related party reimbursement	(300)	-	*
Depreciation, depletion and amortization	1,234	938	32%
Accretion of asset retirement obligations	155	70	121%
Impairment of oil and gas properties	-	4,299	*
Total expenses	9,159	10,641	(11%)

Operating income (loss)	$4,211	$(7,785)	*

Other income and (expense):
Interest expense	(522)	(103)	409%
Warrant derivative gain	1,683	-	*
Other income (expense)	-	17	*
Equity investment income (loss)	-	(6)	*
Total other income (expense)	$1,161	$(92)	*

Production data:
Natural gas (Mcf)	2,356,995	994,897	137%
Oil (Bbl)	45,111	37,904	19%
Combined (Mcfe)	2,627,661	1,222,321	115%

Average prices before effects of hedges:
Natural gas (per Mcf)	$3.40	$2.06	65%
Oil (per Bbl)	$48.60	$37.88	28%
Combined (per Mcfe)	$3.89	$2.85	36%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$4.27	$1.57	172%
Oil (per Bbl)	$73.10	$34.16	114%
Combined (per Mcfe)	$5.08	$2.34	117%

Average costs (per Mcfe):
Lease operating expenses	$1.03	$1.02	1%
Transportation costs	$0.39	$0.62	(37%)
Production and property taxes	$0.33	$0.21	57%
Cash-based general and administrative expense, net of related party reimbursement	$1.01	$1.97	(49%)
Depreciation, depletion and amortization	$0.47	$0.77	(39%)

* Not meaningful or applicable

** Includes settled and unrealized commodity derivative gains and losses.

Oil and natural gas revenues- Revenues from sales of oil and natural gas increased 193% to approximately $10.2 million for the six months ended June 30, 2017 from approximately $3.5 million for the six months ended June 30, 2016. This increase was primarily due to a 19% and 137% increase in oil and natural gas sales volumes, respectively, combined with a 28% and 65% increase in oil and natural gas prices, respectively. The increases in production were primarily attributable to properties acquired in the EXCO Acquisition, which occurred in October 2016.

Commodity derivative income and losses- To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed price swap contracts and costless collars when our management believes that available futures prices for our oil and natural gas production are sufficient to warrant hedging to ensure predictable cash flows for certain of the Company’s production. Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-markets gains or losses, as well as settlement gains or losses on the derivative instruments, are currently recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts. For the six months ended June 30, 2017 we had hedging gains of approximately $3.1 million compared with hedging losses of approximately $634,000 for the six months ended June 30, 2016.

Lease operating expenses- Lease operating expenses for the six months ended June 30, 2017 increased 118% compared to the first six months of 2016. The increase was primarily attributable to increased production volumes. On a per Mcfe basis, lease operating expenses were $1.02 per Mcfe for the six months ended June 30, 2016 and $1.03 per Mcfe for the six months ended June 30, 2017.

Transportation costs- Transportation costs for the six months ended June 30, 2017 increased 34% compared to the three months ended June 30, 2016. This increase is attributable to an increase in production. On a per Mcfe basis, these expenses decreased from $0.62 per Mcfe for the six months ended June 30, 2016 to $0.39 per Mcfe for the six months ended June 30, 2017. The decrease on a per Mcfe basis is primarily due to lower transportation costs per unit for the properties acquired in the EXCO Acquisition in the fourth quarter of 2016 compared to the Company’s other natural gas properties.

Production and property taxes- Production and property taxes increased from approximately $259,000 for the six months ended June 30, 2016 to approximately $855,000 for the six months ended June 30, 2017. This increase is primarily attributable to increased oil and natural gas sales. Production taxes averaged 4.5% and 4.1% of oil and natural gas sales for the six months ended June 30, 2017 and 2016, respectively. Ad valorem tax rates, which can fluctuate by year, are determined by individual counties where the Company has production and are assessed on the Company’s oil and gas sales one or two years in arrears depending on the location of the production.

Depreciation, depletion and amortization (DD&A)- DD&A increased from approximately $938,000 for the six months ended June 30, 2016 to approximately $1.2 million for the six months ended June 30, 2017 primarily due to an increase in oil and natural gas production offset, in part, by a decrease in the depletion rate. The decrease in depletion rate is primarily attributable to the properties acquired in the EXCO Acquisition in the fourth quarter of 2016 which reduced the Company’s blended depletion rate. On a per Mcfe basis, DD&A decreased from $0.77 per Mcfe for the six months ended June 30, 2016 to $0.47 per Mcfe for the six months ended June 30, 2017.

Impairment of oil and gas properties- Due to low commodity prices used in the ceiling calculation based on the required trailing 12-month average at March 31, 2016 and June 30, 2016, the Company had impairment expenses of approximately $4.3 million for the six months ended June 30, 2016. The Company did not record an impairment for the six months ended June 30, 2017. The ceiling limitation calculation is not intended to be indicative of the fair market value of our proved reserves or future results. Impairment charges do not affect cash flow from operating activities, but do adversely affect our net income and various components of our balance sheet. Any recorded impairment is not reversible at a later date.

General and administrative expenses- Cash-based general and administrative expenses increased from approximately $2.4 million for the six months ended June 30, 2016 to approximately $3.0 million for the six months ended June 30, 2017. This increase is primarily attributable to personnel-related costs and other costs associated with realized and potential acquisition opportunities incurred during the six months ended June 30, 2017. This increase was partially offset by reimbursements the Company received from Carbon California and Carbon Appalachia in connection with its role as manager of these entities. Non-cash stock based compensation and other general and administrative expenses for the six months ended June 30, 2017 and 2016 are summarized in the following table:

General and administrative expenses
(in thousands)			Increase
	2017	2016	(Decrease)

Stock-based compensation	$539	$663	$(124)
Other general and administrative expenses	2,955	2,412	543
General and administrative expense, net	$3,494	$3,075	$419

Interest expense- Interest expense increased from approximately $103,000 for the six months ended June 30, 2017 to approximately $522,000 for the six months ended June 30, 2017 primarily due to higher outstanding debt balances related to borrowings to complete the EXCO Acquisition in October 2016.

Liquidity and Capital Resources

Our exploration, development and acquisition activities require us to make significant operating and capital expenditures. Historically, we have used cash flow from operations and our bank credit facility as our primary sources of liquidity and on occasion, we have engaged in the sale of assets. Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations. The prices we receive for our production are determined by prevailing market conditions and greatly influence our revenue, cash flow, profitability, access to capital and future rate of growth. We employ a commodity hedging strategy in an attempt to moderate the effects of commodity price fluctuations on our cash flow.

In connection with the closing of the EXCO Acquisition and entering into the credit facility with LegacyTexas Bank, the Company entered into swap derivative agreements to hedge a portion of its oil and natural gas production.

The following table reflects the Company’s outstanding derivative hedges as of June 30, 2017:

	Natural Gas		Oil
		Weighted		Weighted
		Average Price		Average Price
Year	MMBtu	(a)	Bbl	(b)
2017	1,680,000	$3.30	35,000	$52.99
2018	3,120,000	$3.01	48,000	$54.11
2019	1,320,000	$2.85	36,000	$54.90

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

The primary source of liquidity historically has been our credit facility (described below). In October 2016, the Company entered into a four-year $100.0 million senior secured asset-based revolving credit facility with LegacyTexas Bank with an initial borrowing base of $17.0 million. The borrowing base is subject to semi-annual redeterminations in March and September, commencing March 2017. On March 30, 2017, the Borrowing base was increased to $23.0 million. See “Bank Credit Facility” below for further details.

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

In February 2017, the Company entered into the Carbon California LLC Agreement of Carbon California and will be the manager of Carbon California. In connection with its role as manager of Carbon California, $600,000 of annual general and administrative expenses will be reimbursed by Carbon California. Pursuant to the Carbon California LLC Agreement, the Company acquired its interest in Carbon California for no cash consideration; however, the Company may have future capital expenditure obligations to Carbon California depending on future commodity prices and the level of drilling and development activity of Carbon California.

In April 2017, the Company finalized the Carbon Appalachia LLC Agreement. In connection with its role as manager of Carbon Appalachia, $300,000 of annual general and administrative expenses will be reimbursed by Carbon Appalachia. Pursuant to the Carbon Appalachia LLC Agreement, Carbon acquired a 2% interest in Carbon Appalachia for $240,000 represented by Class A units associated with its total equity commitment of $2.0 million.

In July 2017, the Company increased its outstanding borrowings under its credit facility with LegacyTexas Bank and contributed approximately $3.7 million to Carbon Appalachia. Carbon Appalachia is actively engaged in negotiating a transaction to acquire oil and gas interests and related facilities in the Appalachia Basin and expects to pursue future complementary acquisitions.

Based on our current outlook of commodity prices and our estimated production for 2017, we expect to fund our future activities and equity commitments primarily with cash flow from operations, our credit facility or the issuance of additional equity or debt. Such transactions, if any, will depend on general economic conditions, domestic and global financial markets, the Company’s operational and financial performance, the value of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control. Current market conditions may limit our ability to source attractive acquisition opportunities and to issue new debt or equity securities in the public or private markets. The ability of oil and gas companies to access the equity and high yield debt markets has been limited since the significant decline in commodity prices throughout 2015 and 2016. We expect that our net cash provided by operating activities may be adversely affected by continued low commodity prices. We believe that our expected future cash flows provided by operating activities will be sufficient to fund our normal recurring activities (other than the potential acquisition of additional oil and natural gas properties or increased equity commitments associated with Carbon California or Carbon Appalachia), and our contractual obligations. If low commodity prices continue, we may elect to continue to defer our planned capital expenditures. We believe that our financial flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate. See “Risk Factors”, in our Annual Report filed on Form 10-K with the SEC, for a discussion of the risks and uncertainties that affect our business and financial and operating results.

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

The credit facility contains affirmative and negative covenants that, among other things, limit the Company’s ability to (i) incur additional debt; (ii) incur additional liens; (iii) sell, transfer or dispose of assets; (iv) merge or consolidate, wind-up, dissolve or liquidate; (v) make dividends and distributions on, or repurchases of, equity; (vi) make certain investments; (vii) enter into certain transactions with its affiliates; (viii) enter into sales-leaseback transactions; (ix) make optional or voluntary payment of debt; (x) change the nature of its business; (xi) change its fiscal year to make changes to the accounting treatment or reporting practices; (xii) amend constituent documents; and (xiii) enter into certain hedging transactions.

The affirmative and negative covenants are subject to various exceptions, including basket amounts and acceptable transaction levels. In addition, the credit facility requires Carbon’s compliance, on a consolidated basis, with (i) a maximum funded Debt/EBITDA ratio of 3.5 to 1.0 and (ii) a minimum current ratio of 1.0 to 1.0, commencing with the quarter ended March 31, 2017. The Company was in compliance with the financial covenants associated with the credit facility as of June 30, 2017.

Carbon may at any time repay the loans under the credit facility, in whole or in part, without penalty. Carbon must pay down borrowings under the credit facility or provide mortgages of additional oil and natural gas properties to the extent that outstanding loans and letters of credit exceed the borrowing base.

As required under the terms of the credit facility, the Company entered into derivative contracts with fixed pricing for a certain percentage of its production. The Company is a party to an ISDA Master Agreement with BP Energy Company that established standard terms for the derivative contracts and an inter-creditor agreement with LegacyTexas Bank and BP Energy Company whereby any credit exposure related to the derivative contracts entered into by the Company and BP Energy Company is secured by the collateral and backed by the guarantees supporting the credit facility.

As of June 30, 2017, there was approximately $15.5 million in borrowings and approximately $7.5 million of additional borrowing capacity under the credit facility. The Company’s effective borrowing rate at June 30, 2017 was approximately 5.40%.

Sources and Uses of Cash

Our primary sources of liquidity and capital resources are operating cash flow, borrowings under our credit facility and sales of non-strategic assets. Our primary uses of funds are expenditures for acquisition, exploration and development activities, leasehold and property acquisitions, other capital expenditures and debt service.

Low prices for our oil and natural gas production may adversely impact our operating cash flow and amount of cash available for development activities.

The following table presents net cash provided by or used in operations, investing and financing activities for the six months ended June 30, 2017 and 2016.

	Six Months Ended
	June 30,
(in thousands)	2017	2016

Net cash provided by (used in) operating activities	$2,336	$(635)
Net cash (used in) provided by investing activities	$(1,437)	$99
Net cash (used in) provided by financing activities	$(743)	$497

Net cash provided by or used in operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital. Operating cash flows increased approximately $3.0 million for the six months ended June 30, 2017 as compared to the same period in 2016. This increase was primarily due to increased revenues from the acquisition of producing oil and natural gas properties in the Appalachian Basin in the fourth quarter of 2016 and higher oil and natural gas prices in the first half of 2017 as compared to the same period in 2016.

Net cash provided by or used in investing activities is primarily comprised of the acquisition, exploration and development of oil and natural gas properties, net of dispositions of oil and natural gas properties. Net cash used in investing activities increased approximately $1.5 million for the six months ended June 30, 2017 as compared to the same period in 2016. The Company increased its capital expenditures in the first half of 2017 by approximately $949,000 compared to the first half of 2016. In addition, during the first half of 2017, the Company made a $240,000 equity investment in Carbon Appalachia; whereas, during the first half of 2016, the Company received a cash distribution of $275,000 from Crawford County Gas Gathering Company.

The increase in cash used in financing cash flows of approximately $1.2 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to increased debt repayments in the first half of 2017 as compared to the same period in 2016.

Capital Expenditures

Capital expenditures incurred for the six months ended June 30, 2017 and 2016 are summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2017	2016

Unevaluated property acquisitions	$215	$91
Drilling and development	781	101
Other	186	41
Total capital expenditures	$1,182	$233

Capital expenditures presented in the table above represent cash used for capital expenditures.

Due to low commodity prices, the Company has reduced its drilling program in 2016 and for the six months ended June 30, 2017 and has focused on the optimization of our gathering facilities and marketing arrangements to provide greater flexibility in moving natural gas production to markets with more favorable pricing. Other factors impacting the level of our capital expenditures include the cost and availability of oil field services, general economic and market conditions and weather disruptions.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2017, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements and (ii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as natural gas transportation contracts, and (iii) oil and natural gas physical delivery contracts that are not expected to be net cash settled and are considered to be normal sales contracts and not derivatives. We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Non-GAAP Measures

EBITDA and Adjusted EBITDA

“EBITDA” and “Adjusted EBITDA” are non-GAAP financial measures. We define EBITDA as net income (loss) before interest expense, taxes, depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA prior to accretion of asset retirement obligations, ceiling test write downs of oil and gas properties, non-cash stock-based compensation expense, non-cash warrant derivative gains and losses and the gain or loss on sold investments or properties. EBITDA and Adjusted EBITDA is consolidated including non-controlling interests and as used and defined by us, may not be comparable to similarly titled measures employed by other companies and are not measures of performance calculated in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flow provided by or used in operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. EBITDA and Adjusted EBITDA provide no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, and working capital movement or tax position. EBITDA and Adjusted EBITDA do not represent funds available for discretionary use because those funds are required for debt service, capital expenditures, working capital, income taxes, franchise taxes, exploration and development expenses, and other commitments and obligations. However, our management believes EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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

The following table represents a reconciliation of our net earnings or losses, the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended
	June 30,
(in thousands)	2017	2016

Net income (loss)	$2,037	$(2,634)

Adjustments:
Interest expense	254	46
Depreciation, depletion and amortization	662	436
EBITDA	2,953	(2,152)

Adjusted EBITDA
EBITDA	2,953	(2,152)
Adjustments:
Non-cash stock-based compensation	219	292
Non-cash warrant derivative gains	(853)	-
Impairment of oil and gas properties	-	409
Accretion of asset retirement obligations	78	35
Adjusted EBITDA	$2,397	$(1,416)

	Six Months Ended
	June 30,
(in thousands)	2017	2016

Net income (loss)	$5,372	$(7,877)

Adjustments:
Interest expense	522	103
Depreciation, depletion and amortization	1,234	938
EBITDA	7,128	(6,836)

Adjusted EBITDA
EBITDA	7,128	(6,836)
Adjustments:
Non-cash stock-based compensation	539	663
Non-cash warrant derivative gains	(1,683)	-
Impairment of oil and gas properties	-	4,299
Accretion of asset retirement obligations	155	70
Adjusted EBITDA	$6,139	$(1,804)

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

As required by Rule 13a - 15(b) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), we have evaluated under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d-15(e) under the Exchange Act as of June 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow such persons to make timely decisions regarding required disclosures.

Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the second quarter of 2017, the Company hired additional personnel with experience in financial reporting and internal controls.

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered equity securities that occurred during the period covered by this report, and through August 14, 2017, have been previously reported on a current report on Form 8-K or in a quarterly report on Form 10-Q.

ITEM 6. Exhibits

Exhibit No.	Description

3(i)(a)	Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on May 5, 2011.
3(i)(b)	Amended and Restated Certificate of Designation with respect to Series A Convertible Preferred Stock of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed July 6, 2011.
3(i)(c)	Certificate of Amendment to Certificate of Incorporation of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on July 19, 2011.
3(ii)	Amended and Restated Bylaws incorporated by reference to exhibit 3(i) to Form 8-K filed on May 5, 2015.
4.1	Form of Warrant with respect to Carbon Appalachian Company, LLC, incorporated by reference to exhibit 4.1 to Form 8-K for Carbon Natural Gas Company filed on April 3, 2017.
10.1*	Amended and Restated Limited Liability Company Agreement of Carbon Appalachian Company, LLC dated February 23, 2017.
10.2*	Management Services Agreement by and between Carbon Natural Gas Company and Carbon Appalachian Company, LLC dated February 23, 2017.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e).
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON NATURAL GAS COMPANY
(Registrant)

Date: August 14, 2017	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
Chief Executive Officer

Date: August 14, 2017	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer

