Form 10-Q/A
period 2017-09-30
Carbon Natural Gas Co
filed 2018-01-12
CIK 86264

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

EXPLANATORY NOTE

Carbon Natural Gas Company (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to re-file Exhibits 2.1 and 2.2 (the “Exhibits”) that were filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, as originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2017 (the “Original Form 10-Q”). This Amendment is being filed solely to re-file revised redacted versions of the Exhibits to reflect changes to the Company’s confidential treatment request with respect to certain portions of the Exhibits, and in connection therewith, to amend and restate Part II, Item 6 of the Original Form 10-Q. Nothing in the Original Form 10-Q is being amended other than as described above.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Section 302 certifications are also filed as exhibits to this Amendment.

This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC. Except as stated herein, this Amendment does not reflect events that occurred after the filing of the Original Form 10-Q and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

Exhibit No.	Description

2.1*	Purchase and Sale Agreement by and between Carbon West Virginia Company, LLC and Cabot Oil & Gas Corporation, dated June 30, 2017. Portions of the Purchase and Sale Agreement have been omitted pursuant to a request for confidential treatment.
2.2*	Purchase and Sale Agreement by and among Carbon West Virginia Company, LLC, EnerVest Energy Institutional Fund XII-A, L.P., EnerVest Energy Institutional Fund XII-WIB, L.P., EnerVest Energy Institutional Fund XII-WIC, L.P., EnerVest Operating, L.L.C., dated May 25, 2017. Portions of the Purchase and Sale Agreement have been omitted pursuant to a request for confidential treatment.
3(i)(a)	Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on May 5, 2011.
3(i)(b)	Amended and Restated Certificate of Designation with respect to Series A Convertible Preferred Stock of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed July 6, 2011.
3(i)(c)	Certificate of Amendment to Certificate of Incorporation of Carbon Natural Gas Company, incorporated by reference to exhibit 3(i) to Form 8-K for Carbon Natural Gas Company filed on July 19, 2011.
3(ii)	Amended and Restated Bylaws incorporated by reference to exhibit 3(i) to Form 8-K filed on May 5, 2015.
4.1	Form of Warrant with respect to Carbon Appalachian Company, LLC, incorporated by reference to exhibit 4.1 to Form 8-K for Carbon Natural Gas Company filed on April 3, 2017.
10.1^	Amended and Restated Limited Liability Company Agreement of Carbon Appalachian Company, LLC dated August 15, 2017.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e).
32.1†^	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†^	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101^	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section
^	Previously filed or furnished with the Original Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON NATURAL GAS COMPANY
(Registrant)

Date: January 12, 2018	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
Chief Executive Officer

Date: January 12, 2018	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer