Form 10-Q/A
period 2018-03-31
Carbon Energy Corp
filed 2018-06-19
CIK 86264

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

CARBON ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	26-0818050
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1700 Broadway, Suite 1170, Denver, CO	80290
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (720) 407-7043

CARBON NATURAL GAS COMPANY
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

At May 14, 2018, there were 7,700,619 issued and outstanding shares of the Company’s common stock, $0.01 par value.

EXPLANATORY NOTE

Carbon Energy Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to re-file Exhibits 2.1, 2.3 and 2.4 (the “Exhibits”) that were filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2018 (the “Original Form 10-Q”). This Amendment is being filed solely to re-file prior redacted versions of the Exhibits to reflect that the Company’s is no longer requesting confidential treatment  with respect to the Exhibits and has withdrawn its confidential treatment request, and in connection therewith, to amend and restate Part II, Item 6 of the Original Form 10-Q. Nothing in the Original Form 10-Q is being amended other than as described above.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits

Exhibit No.	Description

2.1*	Purchase and Sale Agreement, dated as of October 20, 2017, between Seneca Resources Corporation, as Seller, and Carbon California Company, LLC, as buyer
2.2^	Amendment #1, dated December 15, 2017, to the Purchase and Sales Agreement, dated as of October 20, 2017, between Seneca Resources Corporation, as Seller, and Carbon California Company, LLC, as buyer
2.3*	Amendment #2, dated January 11, 2018, to the Purchase and Sales Agreement, dated as of October 20, 2017, between Seneca Resources Corporation, as Seller, and Carbon California Company, LLC, as buyer
2.4*	Amendment #3, dated January 31, 2018, to the Purchase and Sales Agreement, dated as of October 20, 2017, between Seneca Resources Corporation, as Seller, and Carbon California Company, LLC, as buyer
3.1	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company, dated as of March 23, 2018, incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 28, 2018.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company, filed on February 22, 2017,effective March 15, 2017, incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 28, 2018.
3.3	Certificate of Designation with respect to Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3(i) to Form 8-K filed on April 9, 2018.
10.1	Third Amendment to Credit Agreement, among Carbon Natural Gas Company and LegacyTexas Bank, dated March 27, 2018, incorporated by reference to Exhibit 10.4 to Form 10-K filed on April 2, 2018.
10.2	Form of Purchase Agreement, dated April 6, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 9, 2018.
31.1*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.
32.1*†^	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†^	Certification Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101^	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
^	Previously filed or furnished with the Original Form 10-Q

1

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON NATURAL GAS COMPANY
(Registrant)

Date: June 19, 2018	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
Chief Executive Officer

Date: June 19, 2018	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer

2