Form 10-K
period 2018-12-31
Carbon Energy Corp
filed 2019-03-28
CIK 86264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $28.2 million (based on the closing price of such common stock of $12.00 as reported on otcmarkets.com on such date).

As of March 15, 2019, there were 7,655,759 issued and outstanding shares of the Company’s common stock, $0.01 par value.

Documents incorporated by reference: None

CARBON ENERGY CORPORATION

i

Forward-Looking Statements

The information in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are statements other than statements of historical or present facts, that address activities, events, outcomes, and other matters that Carbon plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “could,” “should,” “future,” “potential,” “continue,” variations of such words, and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

These forward-looking statements appear in a number of places and include statements with respect to, among other things:

●	estimates of our oil, natural gas liquids and natural gas reserves;

●	estimates of our future oil, natural gas liquids and natural gas production, including estimates of any increases or decreases in our production;

●	our future financial condition and results of operations;

●	our future revenues, cash flows, and expenses;

●	our access to capital and our anticipated liquidity;

●	our future business strategy and other plans and objectives for future operations and acquisitions;

●	our outlook on oil, natural gas liquids and natural gas prices;

●	the amount, nature, and timing of future capital expenditures, including future development costs;

●	our ability to access the capital markets to fund capital and other expenditures;

●	our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations; and

●	the impact of federal, state, and local political, regulatory, and environmental developments in the United States.

We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and natural gas. See Part I, Item 1 - “Business-Competition” and - “Business-Regulation,” as well as Part I, Item 1A - “Risk Factors,” and Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a description of various, but by no means all, factors that could materially affect our ability to achieve the anticipated results described in the forward-looking statements.

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

ii

PART I

Throughout this Annual Report on Form 10-K, we use the terms “Carbon,” “Company,” “we,” “our,” and “us” to refer to Carbon Energy Corporation and our majority-owned subsidiaries. Additionally, we refer to Carbon California Company, LLC as “Carbon California,” and we refer to Carbon California, with our proportionate share of 53.92% as our “majority-owned subsidiary.” We refer to Carbon Appalachian Company, LLC as “Carbon Appalachia,” and we refer to Carbon Appalachia, upon closing of OIE Membership Acquisition on December 31, 2018, as our wholly-owned subsidiary. In the following discussion, we make statements that may be deemed “forward-looking” statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. See “Forward-Looking Statements,” above, for more details. We also use a number of terms used in the oil and gas industry. See “Glossary of Oil and Gas Terms” for the definition of certain terms.

Item 1. Business.

General

Carbon Energy Corporation, a Delaware corporation formed in 2007, is an independent oil and natural gas company engaged in the acquisition, exploration, development and production of oil, natural gas and natural gas liquids properties located in the United States. We currently develop and operate oil and gas properties in the Appalachian Basin in Kentucky, Ohio, Tennessee, Virginia and West Virginia, in the Illinois Basin in Illinois and Indiana, and in the Ventura Basin in California through our majority-owned subsidiaries. We own 100% of the outstanding interests of Carbon Appalachia, and Nytis Exploration (USA) Inc., a Delaware corporation (“Nytis USA”), which in turn owns 98.1% of Nytis Exploration Company LLC, a Delaware limited liability company (“Nytis LLC”). Nytis LLC holds interests in our operating subsidiaries, which include 46 consolidated partnerships and 18 non-consolidated partnerships. We own 53.92% of Carbon California which consolidates as a majority-owned subsidiary. We focus on conventional and unconventional reservoirs, including shale, tight sands and coalbed methane. Our executive offices are in Denver, Colorado and we maintain offices in Lexington, Kentucky, and Santa Paula, California from which we conduct our oil and gas operations.

As of December 31, 2018, directly and through our 53.92% proportionate share of Carbon California, we own working interests in approximately 8,800 gross wells (7,100 net) and royalty interests in approximately 900 wells and have leasehold positions in approximately 340,700 net developed acres and approximately 1,319,200 net undeveloped acres.

The chart below shows a summary of reserve and production data as of and for the year ended December 31, 2018:

Estimated Total Proved Reserves(1)				Average Net Daily(1)	Average
Oil (MMBbls)	NGLs (MMBbls)	Natural Gas (Bcf)	Total (Bcfe)	Production (Mcfe/D)	Reserve Life (years)
18.9	1.9	455.4	580.3	70,517	22.5

(1)	Represents 100% of Carbon, Carbon California and Carbon Appalachia. As of December 31, 2018, Carbon owned 100% of Carbon Appalachia and holds a 53.92% proportionate share of Carbon California. See Recent Developments and Factors Affecting Comparability.

An illustrative organizational chart as of December 31, 2018, is below:

Recent Developments

Investments in Affiliates

Carbon Appalachia

Carbon Appalachia was formed in 2016 by us, entities managed by Yorktown Energy Partners XI, L.P. (“Yorktown”), a majority stockholder of ours, and entities managed by Old Ironsides Energy, LLC (“Old Ironsides”), to acquire producing assets in the Appalachian Basin in Kentucky, Tennessee, Virginia and West Virginia. Substantial operations commenced in April 2017. Prior to November 1, 2017, Yorktown held 7.95% of the voting interest and 7.87% of the profits interest in Carbon Appalachia. On November 1, 2017, Yorktown exercised a warrant, pursuant to which Yorktown obtained additional shares of common stock in us in exchange for the transfer and assignment by Yorktown of all of its rights in Carbon Appalachia. Following the exercise of this warrant by Yorktown, we owned 26.50% of the voting interest and 27.24% of the profits interest, and Old Ironsides held the remainder of the interests in Carbon Appalachia. On December 31, 2018, we purchased all of Old Ironsides’ membership interests and own 100% of the voting and profit interests of Carbon Appalachia (see Note 4 to the consolidated financial statements).

Carbon California

Carbon California was formed in 2016 by us, Yorktown and Prudential Capital Energy Partners, L.P., to acquire producing assets in the Ventura Basin in California. Prior to February 1, 2018, we held 17.81% of the voting and profits interests, Yorktown held 38.59% of the voting and profits interests and Prudential held 43.59% of the voting and profits interests in Carbon California. On February 1, 2018, Yorktown exercised a warrant, pursuant to which Yorktown obtained additional shares of common stock in us in exchange for the transfer and assignment by Yorktown of all of its rights in Carbon California. Following the exercise of this warrant by Yorktown, we owned 56.41% of the voting and profits interests, and Prudential held the remainder of the interests in Carbon California.

On May 1, 2018, Carbon California closed the Seneca Acquisition. Following the exercise of the California Warrant by Yorktown and the Seneca Acquisition, we own 53.92% of the voting and profits interests and Prudential Legacy Insurance Company of New Jersey and Prudential Insurance Company of America or its affiliates (“Prudential”) owns 46.08% voting and profits interest in Carbon California. As of February 1, 2018, we consolidate Carbon California for financial reporting purposes.

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

As of December 31, 2018, Carbon California owns working interests approximately 300 gross wells (270 net) and has leasehold positions in approximately 9,000 net developed acres and approximately 8,000 net undeveloped acres.

Recent Acquisitions

When Carbon California makes acquisitions, we contribute our pro rata portion of the purchase price to fund such acquisitions. In 2018, we contributed an aggregate of $5.0 million to Carbon California in connection with Carbon California’s acquisition activities.

When Carbon Appalachia made acquisitions (prior to the OIE Membership Acquisition described below), we contributed our pro rata portion of the purchase price to fund such acquisitions. During 2018, we did not contribute any additional funds to Carbon Appalachia.

While Carbon Appalachia and Carbon California made other insignificant acquisitions that are not specifically listed, the acquisitions described below most meaningfully affect the financial condition of Carbon Appalachia and Carbon California, and, therefore, us. See “Acquisition and Divestiture Activities” for more information about our acquisitions and divestitures.

●	In December 2018, we acquired all of the Class A Units of Carbon Appalachia owned by Old Ironsides for a purchase price of $58.1 million, subject to purchase price adjustments (“OIE Membership Acquisition”). As a result of the OIE Membership Acquisition, we now hold all of the issued and outstanding ownership interests of Carbon Appalachia, along with its direct and indirect subsidiaries (Carbon Appalachia Group, LLC, Carbon Tennessee Mining Company, LLC, Carbon Appalachia Enterprises, LLC, Carbon West Virginia Company, LLC, Cranberry Pipeline Corporation, Knox Energy, LLC, Coalfield Pipeline Company and Appalachia Gas Services Company, LLC). The acquisition was funded with cash, debt and the issuance of notes to Old Ironsides.

●

On July 11, 2018, we completed an acquisition of 54 operated oil and gas wells covering approximately 55,000 gross acres (22,000 net) and the associated mineral interests in the Appalachian Basin for a purchase price of $3.0 million, subject to customary and standard purchase price adjustments (the “Liberty Acquisition”).  The Liberty Acquisition increased our working interest in the acquired wells from 60% to 100%.  The Liberty Acquisition was funded through borrowings under our previous credit facility. The Liberty Acquisition is accounted for as a non-significant asset acquisition.

●	In May 2018, but effective as of October 1, 2017, Carbon California acquired 309 operated and one non-operated oil wells covering approximately 6,800 gross acres (6,600 net), and fee interests in and to certain lands, situated in the Ventura Basin, together with associated wells, pipelines, facilities, equipment and other property rights for a purchase price of $43.0 million, subject to customary and standard purchase price adjustments, from Seneca Resources Corporation (the “Seneca Acquisition”). We contributed approximately $5.0 million to Carbon California to fund our portion of the purchase price with the remainder funded by Prudential and debt. We raised our $5.0 million through the issuance of 50,000 shares of Series B Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), to Yorktown.

Name Change

Effective June 30, 2018, Carbon Natural Gas Company changed its name to Carbon Energy Corporation.

Increase in Authorized Shares of Common Stock

On June 1, 2018, we increased the number of authorized shares of our common stock from 10,000,000 to 35,000,000.

Preferred Stock Issuance to Yorktown

In connection with the closing of the Seneca Acquisition, we raised $5.0 million through the issuance of 50,000 shares of Preferred Stock to Yorktown.

Strategy

Our primary business objective is to create stockholder value through consistent growth in cash flows, production and reserves through drilling on our existing oil and gas properties and through the acquisition of complementary properties. We focus on the development of our existing leaseholds, which consist primarily of low risk projects. We invest in technical staff and geological and engineering technology to enhance the value of our properties.

We intend to accomplish our objective by executing the following strategies:

●	Capitalize on the development of our oil and gas properties. Our assets consist of oil and gas properties in the Appalachian, Ventura and Illinois Basins. We aim to continue to safely optimize returns from our existing producing assets by using established technologies to maximize recoveries of in-place hydrocarbons. We expect the production from our properties will increase as we continue to develop and optimize the operation of our properties.

●	Acquire complementary properties. A core part of our strategy is to grow our oil and gas asset base through the acquisition of properties in the vicinity of our existing properties that feature similar reserve and production attributes. During 2018 and 2017, we partnered with Prudential to finance the acquisitions of producing properties in the Ventura Basin through Carbon California and with Old Ironsides to finance the acquisitions of producing properties in the Appalachian Basin through Carbon Appalachia, in addition to complementary properties acquired directly by the Company. We own significant interest in Carbon California and now own 100% interest in Carbon Appalachia and plan to continue to aggregate complementary properties.

●	Reduce operating costs through the aggregation and integration of newly acquired assets in our expanding operational footprint in both the Appalachia Basin and the Ventura Basin. We plan to continue to realize economies of scale and efficiency gains from spreading our fixed operating costs over a larger asset base and reducing variable costs. Historically, we have targeted overhead cost reductions, well maintenance cost reductions, field-level optimization and gathering system reconfigurations.

●	Replace reserves and production through a capital program of acquiring proved reserves and executing low risk development projects. We intend to capitalize on our regional expertise in our core operating areas to continue to aggregate complementary properties and to optimize field development spending to create production and reserve growth. We allocate capital among opportunities in these operating areas based on risked well economics, with a view to balancing our portfolio to achieve consistent and profitable growth in production and reserves.

Some of our estimated proved reserves and resources are classified as unconventional, including fractured shale formations, tight gas sands, and coalbed methane. Our technical team has significant experience in drilling vertical, horizontal and directional wells, as well as fracture stimulation of unconventional formations. We utilize geological, drilling and completion technologies that enhance the predictability and repeatability of finding and recovering hydrocarbons throughout our asset base.

●	Maintain financial flexibility. We expect to fund activities and acquisitions from a combination of cash flow from operations and our bank credit facilities with LegacyTexas Bank and Prudential. In the past, we also have accessed outside capital through the use of joint ventures or similar arrangements, including our recent partnerships with Prudential in Carbon California and Old Ironsides in Carbon Appalachia.

●	Acquire and develop reserves with crude oil the primary objective in California and natural gas the primary objective in Appalachia. We believe that a diverse commodity mix provides us with commodity optionality, which allows us to direct capital spending to develop the commodity that offers the best return on investment at the time. As of December 31, 2018, our proved reserves were composed of approximately 78.5% natural gas, 19.5% oil and 2.0% natural gas liquids.

●

Control operating decisions and capital program. At December 31, 2018, we operated approximately 7,600 producing wells, or approximately 90% of the wells in which we have a working interest. This high percentage of operated wells allows us to manage the nature and timing of our capital expenditures, lease operating expenses and marketing of our oil and natural gas production.

●	Manage commodity price exposure through an active hedging program. We maintain a hedging program designed to reduce exposure to fluctuations in commodity prices. As of December 31, 2018, we had outstanding natural gas hedges of approximately 15,055,000 MMBtu for 2019 at an average price of $2.85 per MMBtu, approximately 12,433,000 MMBtu for 2020 at an average price of $2.73 per MMBtu and approximately 2,598,000 MMBtu for 2021 at an average price of $2.69 per MMBtu. We also had outstanding natural gas collars of approximately 1,672,000 MMBtu in place for 2019 at an average floor and ceiling price of $2.60 and 3.19 per MMBtu and approximately 2,036,000 MMBtu for 2020 at an average floor and ceiling price of $2.50 and $2.70 per MMBtu. In addition, as of December 31, 2018, we had outstanding WTI oil hedges of approximately 219,000 barrels for 2019 at an average price of $53.50 per barrel and approximately 121,000 barrels for 2020 at an average price of $55.37 per barrel. We also had outstanding Brent oil hedges of approximately 148,000 barrels for 2019 at an average price of $66.82 per barrel, approximately 152,000 barrels for 2020 at an average price of $66.03 per barrel, and approximately 86,000 barrels for 2021 at an average price of $67.12.

●	Manage midstream assets and secure firm takeaway capacity. We own natural gas gathering and compression facilities in the Appalachian and Illinois Basins. We believe that owning gathering and compression facilities allows us to decrease dependence on third parties, and to better manage the timing of our asset development and to receive higher netback pricing from the markets in which we sell our production. We have secured long-term firm takeaway capacity on various natural gas pipelines to accommodate the transportation and marketing of certain of our existing and expected production.

Operational Areas

Our oil and gas properties are located in the Appalachia, Illinois and Ventura Basins.

Appalachian and Illinois Basins

As of December 31, 2018, we directly own working interests in approximately 8,200 gross wells (6,600 net) and royalty interests located in Illinois, Indiana, Kentucky, Ohio, Tennessee, Virginia and West Virginia, and have leasehold positions in approximately 331,400 net developed acres and approximately 1,311,300 net undeveloped acres. These interests are located in the Berea Sandstone, Devonian Shale, Chattanooga Shale, Seelyville Coal Seam, Lower Huron Shale, Monteagle and Big Lime formations and other zones which produce oil and natural gas.

The chart below shows a summary of our reserve and production data in the Appalachian Basin as of and for the year ended December 31, 2018:

Estimated Total Proved Reserves(1)			Average Net Daily(1)	Average
Oil (MMBbls)	Natural Gas (Bcf)	Total (Bcfe)	Production (Mcfe/D)	Reserve Life (years)
1.4	433.3	441.6	60,231	20.1

(1)	Includes 100% of Carbon Appalachia as of and for the period ending December 31, 2018. As of December 31, 2018, Carbon holds a 100% interest of Carbon Appalachia. See Recent Developments and Factors Affecting Comparability.

Ventura Basin

As of December 31, 2018, Carbon California owns working interests in approximately 300 gross wells (270 net) located in the Ventura Basin of California and has leasehold positions in approximately 9,300 net developed acres and approximately 7,900 net undeveloped acres. These interests are located in the Miocene-Age formation and other zones which produce oil and natural gas.

The chart below shows a summary of Carbon California’s reserve and production data in the Ventura Basin as of and for the year ended December 31, 2018:

Estimated Total Proved Reserves(1)				Average Net Daily	Average
Oil (MMBbls)	NGLs (MMBbls)	Natural Gas (Bcf)	Total (Bcfe)	Production (Mcfe/D)(1)	Reserve Life (years)
17.5	1.9	22.1	138.7	10,286	37.0

(2)	Represents 100% of Carbon California as of and for the period ending December 31, 2018. As of December 31, 2018, Carbon holds a 53.92% proportionate share of Carbon California. See Recent Developments and Factors Affecting Comparability.

Acquisition and Divestiture Activities

We pursue acquisitions for investment which meet our criteria for investment returns and which are consistent with our field development strategy. The acquisition of properties in our existing operating areas enable us to leverage our cost control abilities, technical expertise and existing land and infrastructure positions. Our acquisition program is focused on acquisitions of properties which have relatively low base decline, field development opportunities and undeveloped acreage. The following is a summary of our acquisitions and divestitures for 2018 and 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the consolidated financial statements for more information on our acquisitions.

OIE Membership Acquisition

In December 2018, we acquired all of the Class A Units of Carbon Appalachia owned by Old Ironsides for a purchase price of $58.1 million, subject to purchase price adjustments. As a result of the OIE Membership Acquisition, we now hold all of the issued and outstanding ownership interests of Carbon Appalachia, along with its direct and indirect subsidiaries (Carbon Appalachia Group, LLC, Carbon Tennessee Mining Company, LLC, Carbon Appalachia Enterprises, LLC, Carbon West Virginia Company, LLC, Cranberry Pipeline Corporation, Knox Energy, LLC, Coalfield Pipeline Company and Appalachia Gas Services Company, LLC). The acquisition was funded with cash, debt and the issuance of notes to Old Ironsides.

Acquisitions - Appalachian Basin

Liberty Acquisition. On July 11, 2018, we completed an acquisition of 54 operated oil and gas wells covering approximately 55,000 gross acres (22,000 net) and the associated mineral interests in the Appalachian Basin for a purchase price of $3.0 million, subject to customary and standard purchase price adjustments.  The Liberty Acquisition increased our working interest in the acquired wells from 60% to 100%.  The Liberty Acquisition was funded through borrowings under our previous credit facility.

Cabot Acquisition. On September 29, 2017, but effective April 1, 2017 for oil and gas properties and September 29, 2017 for the corporate entity, a wholly-owned subsidiary of Carbon Appalachia completed the acquisition of natural gas producing properties, including associated mineral interests, certain gathering system assets, associated vehicles and equipment, and all of the outstanding shares of Cranberry Pipeline, which operates certain pipeline assets, located predominantly in the state of West Virginia from Cabot Oil & Gas Corporation. The purchase price was $41.3 million, subject to normal and customary adjustments. We contributed approximately $2.9 million to Carbon Appalachia to fund our portion of the purchase price with the remainder funded by other equity members and debt.

Enervest Acquisition. On August 15, 2017, but effective as of May 1, 2017, a wholly-owned subsidiary of Carbon Appalachia completed the acquisition of natural gas producing properties, the associated mineral interests, gas wells and associated facilities and vehicles and equipment located predominantly in the state of West Virginia from Enervest Energy Institutional Fund XII-A, L.P., Enervest Energy Institutional Fund XII-WIB, L.P., Enervest Energy Institutional Fund XII-WIC, L.P. and Enervest Operating, L.L.C. The purchase price was $21.5 million, subject to normal and customary adjustments. We contributed approximately $3.7 million to Carbon Appalachia to fund our portion of the purchase price with the remainder funded by other equity members and debt.

CNX Acquisition. On April 3, 2017, but effective as of February 1, 2017 for oil and gas properties and April 3, 2017 for the corporate entity, a wholly-owned subsidiary of Carbon Appalachia completed the acquisition of all of the issued and outstanding shares of Coalfield Pipeline and all of the membership interest in Knox Energy from CNX Gas Company, LLC. Coalfield Pipeline and Knox Energy own producing assets in Tennessee. The purchase price for the acquired assets was $20.0 million. We contributed approximately $0.2 million to Carbon Appalachia to fund our portion of the purchase price with the remainder funded by other equity members and debt.

Acquisitions - Ventura Basin

Seneca Acquisition. On May 1, 2018 but effective as of October 1, 2017, Carbon California completed the Seneca Acquisition. The purchase price was $43.0 million, subject to customary and standard purchase price adjustments We contributed approximately $5.0 million to Carbon California to fund this acquisition with the remainder funded by other equity members and debt.

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

Equity Investments in Affiliates

Carbon Appalachia

Our Carbon Appalachia Ownership Interests

After the closing of the OIE Membership Acquisition on December 31, 2018, we own 100% of Carbon Appalachia.

Prior to the closing of the OIE Membership Acquisition on December 31, 2018, we owned 26.50% of the voting interest and 27.24% of the profits interest in Carbon Appalachia through our ownership of Class A Units and Class C Units in Carbon Appalachia. In addition, we owned 100% of the Class B Units in Carbon Appalachia.

2018 Credit Facility

In connection with and concurrent with the closing of the OIE Membership Acquisition, the Company and its subsidiaries amended and restated the previous credit facility and the CAE Credit Facility which, after the amendment, provides for a $500.0 million senior secured asset-based revolving credit facility (the “2018 Credit Facility”) which matures December 31, 2022 and a $15.0 million term loan which matures in 2020. The 2018 Credit Facility includes a sublimit of $1.5 million for letters of credit. The 2018 Credit Facility replaces the previous credit facility and the CAE Credit Facility. The initial borrowing base under the 2018 Credit Facility is $75.0 million.

The 2018 Credit Facility also provides for a $15.0 million term loan which bears interest at a rate of 6.25% and is payable in 18 equal monthly installments beginning February 1, 2019 with the last payment due on June 30, 2020.

As of December 31, 2018, there was approximately $70.0 million in outstanding borrowings and letters of credit and $5.0 million of additional borrowing capacity under the 2018 Credit Facility.

Carbon Appalachia Accounting Treatment

As a result of the OIE Membership Acquisition on December 31, 2018, we consolidate Carbon Appalachia.

Prior to the closing of the OIE Membership Acquisition on December 31, 2018, and based on our ownership of 26.50% of the voting interest and 27.24% of the profits interest, our ability to appoint a member to the board of directors and our role as manager of Carbon Appalachia, we accounted for our investment in Carbon Appalachia under the equity method of accounting as we believed we could exert significant influence on Carbon Appalachia. We used the hypothetical liquidation at book value (“HLBV”) method to determine our share of profits or losses in Carbon Appalachia and adjusted the carrying value of our investment accordingly. The HLBV method is a balance-sheet approach that calculates the amount each member of an entity would receive if the entity were liquidated at book value at the end of each measurement period. The change in the allocated amount to each member during the period represents the income or loss allocated to that member. For the year ended December 31, 2018 (and immediately preceding the closing of the OIE Membership Acquisition), Carbon Appalachia generated net income, of which our share was approximately $1.0 million. From the commencement of operations on April 3, 2017 through December 31, 2017, Carbon Appalachia generated net income, of which our share was approximately $1.1 million.

Carbon California

Our Carbon California Ownership Interests

As of December 31, 2018, we own 53.92% of the voting and profits interests in Carbon California through our ownership of Class A Units and Class B Units in Carbon California. The Class A Units and Class B Units, subject to certain limitations, participate pro rata in distributions from Carbon California. Carbon California does not currently pay distributions to its members, including us.

Carbon California Senior Revolving Notes and Subordinated Notes

In connection with the CRC Acquisition, Carbon California (i) entered into a Note Purchase Agreement (the “Note Purchase Agreement”) for the issuance and sale of Senior Secured Revolving Notes to Prudential Legacy Insurance Company of New Jersey and Prudential Insurance Company of America with a revolving borrowing capacity of $25.0 million (the “Senior Revolving Notes”) which mature on February 15, 2022 and (ii) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Prudential for the issuance and sale of $10.0 million of Senior Subordinated Notes (the “Subordinated Notes”) due February 15, 2024. We are not a guarantor of the Senior Revolving Notes or the Subordinated Notes. The closing of the Note Purchase Agreement and the Securities Purchase Agreement on February 15, 2017, resulted in the sale and issuance by Carbon California of (i) Senior Revolving Notes in the principal amount of $10.0 million and (ii) Subordinated Notes in the original principal amount of $10.0 million. The maximum principal amount available under the Senior Revolving Notes is based upon the borrowing base attributable to Carbon California’s proved oil and gas reserves which is to be determined at least semi-annually. The current borrowing base is $41.0 million, of which $38.5 million is outstanding as of December 31, 2018. The ability of Carbon California to make distributions to its owners, including us, is dependent upon the terms of the Note Purchase Agreement and Securities Purchase Agreement, which currently prohibit distributions unless they are agreed to by Prudential Legacy Insurance Company of New Jersey and Prudential Insurance Company of America.

Borrowings under the Senior Revolving Notes and net proceeds from the Subordinated Notes and the 2018 Subordinated Notes issuances were used to fund the Mirada Acquisition, the CRC Acquisition and the Seneca Acquisition. Additional borrowings from the Senior Revolving Notes may be used to fund field development projects and to fund future complementary acquisitions and for general working capital purposes of Carbon California. See Note 5 to the Carbon California financial statements.

As of December 31, 2018, Carbon California was in compliance with its covenants.

Carbon California Accounting Treatment

On February 1, 2018, upon the exercise of the California Warrant, our ownership of Carbon California changed to 53.92%. As a result, we consolidate Carbon California operations. Prior to February 1, 2018, and based on our ownership of 17.81% of the voting and profits interests, our ability to appoint a member to the board of directors and our role of manager of Carbon California, we accounted for our investment in Carbon California under the equity method of accounting as we believe we could exert significant influence. We used the HLBV method to determine our share of profits or losses in Carbon California and adjusted the carrying value of our investment accordingly. From February 15, 2017 (inception) through December 31, 2017 and for the period January 1, 2018 to January 31, 2018, Carbon California incurred a net loss, of which our share (as a holder of Class B Units for that period) was zero.

Risk Management

We hedge a portion of forecasted oil and gas production to reduce exposure to fluctuations in the prices of oil and natural gas and provide long-term cash flow predictability to pay dividends or distributions, respectively, and service debt. By removing a portion of the price volatility associated with future production, we expect to mitigate, but not eliminate, the potential effects of variability in cash flow from operations due to adverse fluctuations in commodity prices.

We generally utilize swaps and collars designed to manage price risk.

The following table reflects our outstanding derivative hedges as of December 31, 2018:

	Natural Gas Swaps		Natural Gas Collars (1)		Oil Swaps (1)
		Weighted		Weighted		Weighted		Weighted
		Average		Average Price	WTI	Average	Brent	Average
Year	MMBtu	Price (a)	MMBtu	Range (a)	Bbl	Price (b)	Bbl	Price (c)

2019	15,055,000	$2.85	836,000	$2.60 – $3.19	218,597	$53.50	148,086	$66.82
2020	12,433,000	$2.73	1,018,000	$2.50 – $2.70	121,147	$55.37	151,982	$66.03
2021	2,598,000	$2.69	-	$-	-	$-	86,341	$67.12

(1)	Includes 100% of Carbon California’s outstanding derivative hedges at December 31, 2018, and not our proportionate share.
(a)	NYMEX Henry Hub Natural Gas futures contract for the respective period.
(b)	NYMEX Light Sweet Crude West Texas Intermediate futures contract for the respective period.
(c)	Brent future contracts for the respective period.

Reserves

The following table summarizes our estimated quantities of proved reserves as of December 31, 2018 and 2017, inclusive of all non-controlling interests.

Carbon Energy Corporation

Estimated Consolidated Proved Reserves

Including Non-Controlling Interests

	December 31,
	2018	2017

Proved developed reserves:
Natural gas (MMcf)	450,424	81,702
Oil and liquids (MBbl)	15,808	903
Total proved developed reserves (MMcfe)	545,272	87,120

Proved undeveloped reserves:
Natural gas (MMcf)	4,976	-
Oil and liquids (MBbl)	5,013	16
Total proved undeveloped reserves (MMcfe)	35,054	96

Total proved reserves (MMcfe)	580,326	87,216

Percent developed	94.0%	99.9%

Average natural gas price used (per Mcf)	$3.24	$2.93
Average oil and liquids price used (per Bbl)	$69.20	$48.94

The estimated quantities of proved reserves for the non-controlling interest of Carbon California as of December 31, 2018 are approximately 64.0 Bcfe, which is approximately 11% of total consolidated proved reserves. Carbon California reserves were not included in 2017.

The estimated quantities of proved reserves for the non-controlling interests of the consolidated partnerships (not including Carbon California) as of December 31, 2018 and 2017 are approximately 3.3 Bcfe and 3.0 Bcfe, respectively, which is approximately 1 % and 3%, respectively, of total consolidated proved reserves.

The following table summarizes our estimated quantities of proved reserves, excluding non-controlling interests, as of December 31, 2018 and 2017.

Carbon Energy Corporation

Estimated Consolidated Proved Reserves

Excluding Non-Controlling Interests

	December 31,
	2018	2017

Proved developed reserves:
Natural gas (MMcf)	439,234	78,665
Oil and liquids (MBbl)	9,161	903
Total proved developed reserves (MMcfe)	494,199	84,802

Proved undeveloped reserves:
Natural gas (MMcf)	2,684	-
Oil and liquids (MBbl)	2,703	16
Total proved undeveloped reserves (MMcfe)	18,901	94

Total proved reserves (MMcfe)	513,100	84,176

Percent developed	96.3%	99.9%

Average natural gas price used (per Mcf)	$3.24	$2.93
Average oil and liquids price used (per Bbl)	$69.20	$48.94

The following table shows a summary of the changes in quantities of our estimated proved oil and gas reserves for the year ended December 31, 2018.

	2018
	Oil & Liquids	Natural Gas	Total
	MBbls	MMcf	MMcfe

Proved reserves, beginning of year	919	81,702	87,216
Revisions of previous estimates	(3,949)	1,833	(21,864)
Extensions and discoveries	-	-	-
Production	(484)	(4,798)	(7,702)
Purchases of reserves in-place	24,336	376,664	522,678
Sales of reserves in-place	-	-	-
Proved reserves, end of year	20,822	455,401	580,328

Preparation of Reserves Estimates

Our estimates of proved oil and natural gas reserves as of December 31, 2018 and 2017, were based on the average fiscal-year prices for oil and natural gas (calculated as the unweighted arithmetic average of the first-day-of-the month price for each month within the 12-month period ended December 31, 2018 and 2017, respectively). Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Proved undeveloped reserves on undrilled acreage are limited to those locations on development spacing areas that are offsetting economic producers that are reasonably certain of economic production when drilled. Proved undeveloped reserves for other undrilled development spacing areas are claimed only where it can be demonstrated with reasonable certainty that there is continuity of economic production from the existing productive formation. Proved undeveloped reserves are included when they are scheduled to be drilled within five years.

SEC rules dictate the types of technologies that a company may use to establish reserve estimates including the extraction of non-traditional resources, such as natural gas extracted from shales as well as bitumen extracted from oil sands. See Note 19 to the consolidated financial statements for additional information regarding our estimated proved reserves.

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

For the years ended December 31, 2018 and 2017, the independent engineering firm, Cawley, Gillespie & Associates, Inc. (“CGA”) reviewed with us, technical personnel field performance and future development plans. Following these reviews, we furnished our internal reserve database and supporting data to CGA in order for them to prepare their independent reserve estimates and final report. We restrict access to our database containing reserve information to select individuals from our engineering and corporate development departments. CGA’s independent reserve estimates and final report are for our interests in the respective oil and gas properties and represents 100% of the total proved hydrocarbon reserves owned by us or 99% of the consolidated proved hydrocarbon reserves presented in our consolidated financial statements. CGA’s report does not include the hydrocarbon reserves owned by the non-controlling interests of our consolidated partnerships. We calculated the estimated reserves of the non-controlling interests of the consolidated partnerships’ oil and gas properties by multiplying CGA’s independent reserve estimates for such properties by the respective non-controlling interests in those properties.

Our Vice President of Engineering, Richard Finucane, and our Director of Corporate Planning and Development, Todd Habliston, are responsible for overseeing the preparation of the reserve estimates with consultations from our internal technical and accounting staff. Mr. Finucane has been involved in reservoir engineering in the Appalachian Basin since 1982 and has worked as an oil and natural gas engineer since 1978 and holds a B.S. in Civil Engineering from the University of Tennessee and is admitted as an expert in oil and natural gas matters in civil and regulatory proceedings in Kentucky, Virginia and West Virginia. Mr. Habliston has over 35 years of oil and gas experience and has served as Adjunct Professor at the Colorado School of Mines. Mr. Habliston earned a B.S. in Chemical and Petroleum Refining Engineering from the Colorado School of Mines and an MBA from Purdue University. He is a registered Professional Engineer and is a member of SPE, SPEE, AAPG, API and IPAA.

Drilling Activities

Based on oil and natural gas prices during 2018, we reduced our drilling activities to manage and optimize the utilization of our capital resources. During 2018, our capital expenditures consisted principally of oil-related remediation, return to production and recompletion projects in California and the optimization and streamlining of our natural gas gathering and compression facilities in Appalachia to provide more efficient and lower cost operations and greater flexibility in moving our production to markets with more favorable pricing.

The following table summarizes the number of wells drilled for the years ended December 31, 2018, 2017 and 2016. Gross wells reflect the sum of all wells in which we own an interest. Net wells reflect the sum of our working interests in gross wells.

	Year Ended December 31,
	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net

Development wells:
Productive (1)	-	-	2	1.2	-	-
Non-productive (2)	-	-	-	-	-	-
Total development wells	-	-	2	1.2	-	-

Exploratory wells:
Productive (1)	-	-	-	-	-	-
Non-productive (2)	-	-	-	-	-	-
Total exploratory wells	-	-	-	-	-	-

(1)	A well classified as productive does not always provide economic levels of activity.

(2)	A non-productive well is a well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well; also known as a dry well (or dry hole).

Oil and Natural Gas Wells and Acreage

Productive Wells

Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. The following table summarizes our productive wells as of December 31, 2018.

	December 31, 2018
	Gross	Net

Gas	7,993	6,422
Oil	712	637
Total	8,705	7,059

Acreage

The following table summarizes our gross and net developed and undeveloped acreage by state as of December 31, 2018. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary, as well as acreage related to any options held by us to acquire additional leasehold interests.

	December 31, 2018
	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
California	11,010	9,284	8,013	7,896	19,023	17,181
Indiana	-	-	43,364	43,364	43,364	43,364
Illinois	3,758	1,879	20,528	12,764	24,286	14,643
Kentucky	10,856	10,712	87,374	86,084	98,230	96,796
Ohio	458	458	10,086	7,589	10,544	8,047
Tennessee	69,095	65,847	117,639	117,440	186,734	183,287
Virginia	1,481	1,393	126,828	124,561	128,309	125,954
West Virginia	263,331	251,121	1,118,297	919,500	1,381,628	1,170,620
Total	359,989	340,695	1,532,128	1,319,198	1,892,117	1,659,892

Undeveloped Acreage Expirations

The following table sets forth our gross and net undeveloped acres by state as of December 31, 2018 which are scheduled to expire through December 31, 2021 unless production is established within the spacing unit covering the acreage prior to the expiration date or we extend the terms of a lease by paying delay rentals to the lessor.

	December 31, 2018
	2019		2020		2021
	Gross	Net	Gross	Net	Gross	Net

California	-	-	-	-	-	-
Illinois	3,254	1,627	3,223	1,612	1,547	773
Indiana	34,285	34,285	-	-	-	-
Kentucky	1,538	1,538	7,102	7,102	573	573
Ohio	-	-	-	-	-	-
Tennessee	1,756	1,679	213	176	1,253	1,253
Virginia	-	-	-	-	-	-
West Virginia	7,831	5,676	30,348	18,140	53	53
Total	48,664	44,805	40,886	27,030	3,426	2,652

Production, Average Sales Prices and Production Costs

The following table reflects our production, average sales price, and production cost information for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018(1)	2017(1)	2016

Production data:
Natural gas (MMcf)	5,320	4,896	2,823
Oil (MBbl)	451	86	79
Condensate (MBbl)	33	-	-
Combined (MMcfe)	8,223	5,414	3,297
Gas, oil and condensate production revenue (in thousands)	$48,052	$19,511	10,443
Commodity derivative gain (loss) (in thousands)	$4,894	$2,928	(2,259)
Prices:
Average sales price before effects of hedging;
Natural gas (per Mcf)	$3.01	$3.12	2.53
Oil (per Bbl)	$68.53	$48.83	41.95
Condensate (per Bbl)	$34.55	$-
Average sale price after effects of hedging:
Natural gas (per Mcf)	$2.96	$3.25	1.89
Oil (per Bbl)	60.65	$50.38	36.14
Condensate (per Bbl)	$34.55	$-
Average costs per Mcfe:
Lease operating costs	$1.94	$1.13	0.96
Transportation costs	$0.54	$0.40	0.50
Production and property taxes	$0.99	$0.24	0.25

(1)	The 2017 and 2018 activity shown above includes only that which is included in the consolidated financial statements. Therefore, the above represents all of Carbon’s activities for the years ended December 31, 2018 and 2017 and only the activity of Carbon California for the period February 1, 2018 through December 31, 2018. It does not include any activity for Carbon Appalachia as the OIE Membership Acquisition, which resulted in consolidation of Carbon Appalachia, did not occur until December 31, 2018.

Present Activities

Our current focus is on growth through the acquisition of producing wells. We also intend to optimize field development opportunities to create production and reserve growth.

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

We currently do not have any material delivery commitments.

For the year ended December 31, 2018, approximately 45% of our revenue was generated by three purchasers.

Through our acquisition activities, we acquired long-term firm transportation contracts that were entered into to ensure the transport of certain gas production to purchasers. Any shortfall of capacity use upon acquisition was recorded as a liability and is included in firm transportation obligations on the consolidated balance sheet of each entity.

Total firm transportation volumes and related demand charges for the remaining term of these contracts at December 31, 2018 related to us are summarized in the table below.

Period	Dekatherms per day	Demand Charges (per Dth)
January 2019 – March 2020	3,230	$0.20 – 0.62
April 2020 – May 2020	2,150	$0.20
June 2020 – May 2036	1,000	$0.20
Jan 2019 – Oct 2020	6,300	$0.21
Jan 2019 – Aug 2022	49,341	$0.21 – 0.56
Sep 2022 – May 2027	29,990	$0.21

Competition

We encounter competition in all aspects of business, including acquisition of properties and oil and natural gas leases, marketing oil and natural gas, obtaining services and labor, and securing drilling rigs and other equipment and materials necessary for drilling and completing wells. Our ability to increase reserves in the future will depend on our ability to generate successful prospects on existing properties, execute development drilling programs, and acquire additional producing properties and leases for future development and exploration. Competitors include independent oil and gas companies, major oil and gas companies and individual producers and operators within and outside of the Appalachian, Illinois and Ventura Basins. A number of the companies with which we compete with have larger staffs and greater financial and operational resources than we have. Because of the nature of our oil and natural gas assets and management’s experience in developing reserves and acquiring properties, we believe that we effectively compete in our and their markets. See - “Risk Factors - Competition in the oil and natural gas industry is intense, making it more difficult for us to acquire properties, market oil and natural gas and secure trained personnel.”

Regulation

Federal, state and local agencies have extensive rules and regulations applicable to oil and natural gas exploration, production and related operations. These laws and regulations may change in response to economic or political conditions. Matters subject to current governmental regulation and/or pending legislative or regulatory changes include the discharge or other release into the environment of wastes and other substances in connection with drilling and production activities (including fracture stimulation operations), bonds or other financial responsibility requirements to cover drilling risks and well plugging and abandonment, reclamation or restoration costs, reports concerning our operations, the spacing of wells, unitization and pooling of properties, taxation, and the use of derivative hedging instruments. Failure to comply with laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions that could delay, limit or prohibit certain of our operations. In the past, regulatory agencies have imposed price controls and limitations on production. In order to conserve supplies of oil and gas, oil and gas conservation commissions and other agencies may restrict the rates of flow of wells below actual production capacity, generally prohibit the venting or flaring of natural gas, and may impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells. Further, a significant spill from one of our facilities could have a material adverse effect on our results of operations, competitive position or financial condition. The laws regulate, among other things, the production, handling, storage, transportation and disposal of oil and natural gas, by-products from each and other substances and materials produced or used in connection with our operations. Although we believe we are in substantial compliance with applicable laws and regulations, such laws and regulations may be amended or reinterpreted. In addition, unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Therefore, we cannot predict the ultimate cost of compliance with these requirements or their effect on our operations.

Most states require drilling permits, drilling and operating bonds and the filing of various reports and impose other requirements relating to the exploration and production of oil and natural gas. Many states also have statutes or regulations regarding conservation matters including rules governing the size of drilling and spacing units, the density of wells and the unitization of oil and natural gas properties. The federal and state regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability.

Federal legislation and regulatory controls have historically affected the prices received for natural gas production. The Federal Energy Regulatory Commission (“FERC”) has jurisdiction over the transportation and sale or resale of natural gas in interstate commerce under the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 (“NGPA”), and the regulations promulgated under those statutes. We own an intrastate natural gas pipeline through our ownership of the Cranberry Pipeline, that provides interstate transportation and storage services pursuant to Section 311 of the NGPA, as well as intrastate transportation and storage services that are regulated by the West Virginia Public Service Commission. For qualified intrastate pipelines, FERC allows interstate transportation service “on behalf of” interstate pipelines or local distribution companies served by interstate pipelines without subjecting the intrastate pipeline to the more comprehensive NGA jurisdiction of FERC. We provide Section 311 service in accordance with a publicly available Statement of Operating Conditions filed with FERC under rates that are subject to approval by the FERC. By Letter Order issued May 15, 2013, the FERC approved the current Cranberry Pipeline rates. The May 15, 2013 Letter Order required Cranberry Pipeline to file a renewed rate petition by December 18, 2017. On November 21, 2017, FERC extended this filing deadline to December 18, 2018 in recognition of potential rate impacts of the September 2017 Acquisition. On December 12, 2018, FERC extended this filing deadline to February 19, 2019.

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

In 2007, FERC issued rules requiring that any market participant, including a producer such as Carbon, Carbon Appalachia or Carbon California, that engages in physical sales for resale or purchases for resale of natural gas that equal or exceed 2.2 million MMBtus during a calendar year, must annually report such sales or purchases to FERC, beginning on May 1, 2009. These rules are intended to increase the transparency of the wholesale natural gas markets and to assist FERC in monitoring such markets and in detecting market manipulation. In 2008, FERC issued its order on rehearing, which largely approved the existing rules, except FERC exempted from the reporting requirement certain types of purchases and sales, including purchases and sales of unprocessed natural gas and bundled sales of natural gas made pursuant to state regulated retail tariffs. In addition, FERC clarified that other end use purchases and sales are not exempt from the reporting requirements. The monitoring and reporting required by the rules have increased our administrative costs. We do not anticipate we will be affected any differently than other producers of natural gas.

Gathering service, which occurs on pipeline facilities located upstream of jurisdictional transmission services, is regulated by the states onshore and in state waters. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC as a natural gas company under the NGA. Although FERC has set forth a general test for determining whether facilities perform a nonjurisdictional gathering function or a jurisdictional transmission function, FERC’s determinations as to the classification of facilities are done on a case-by-case basis. To the extent that FERC issues an order that reclassifies certain non-jurisdictional gathering facilities as FERC-jurisdictional transportation facilities, and depending on the scope of that decision, the costs of getting gas to point of sale locations may increase. We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation, so the classification and regulation of our gathering facilities is subject to change based on future determinations by FERC, the courts or Congress. In addition, state regulation of natural gas gathering facilities generally includes various occupational safety, environmental and, in some circumstances, nondiscriminatory-take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.

Additional proposals and proceedings that might affect the oil and natural gas industry are regularly considered by Congress, the states, FERC and the courts. For instance, legislation has previously been introduced in Congress to amend the federal Safe Drinking Water Act to subject hydraulic fracturing operations-an important process used in the completion of our oil and natural gas wells-to regulation under the Safe Drinking Water Act. If adopted, this legislation could establish an additional level of regulation, and impose additional cost, on our operations. We cannot predict when or whether any such proposal, or any additional new legislative or regulatory proposal, may become effective. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

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

The Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“PIPES 2016 Act”), extended PHMSA’s statutory mandate under prior legislation through 2019. In addition, the PIPES 2016 Act empowered PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. Additionally, in April 2016, PHMSA proposed rules that would, if adopted, strengthen existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities and extend regulatory requirements to onshore gas gathering lines that are currently exempt. The issuance of a final rule is uncertain at this time. The extension of regulatory requirements to our gathering pipelines would impose additional obligations on us and could add material costs to our and their operations. States are largely preempted by federal law from regulating pipeline safety for interstate lines but most states are certified by the U.S. Department of Transportation to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, because states can adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines, states vary considerably in their authority and capacity to address pipeline safety. However, we do not expect that any such costs would be material to our financial condition or results of operations. The adoption of new or amended regulations by PHMSA or the states that result in more stringent or costly pipeline integrity management or safety standards could have a significant adverse effect on us and similarly situated midstream operators. We cannot predict what future action the DOT will take, but we do not believe that any regulatory changes will affect us in a way that materially differs from the way they will affect our or their competitors.

We believe our operations are in substantial compliance with all existing federal, state and local pipeline safety laws and regulations.

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

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, storage, transport, disposal, cleanup or operating requirements could materially adversely affect our operations and financial condition, as well as those of the oil and natural gas industry in general. For instance, recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” and including carbon dioxide and methane, may be contributing to the warming of the Earth’s atmosphere. Based on these findings, the EPA has begun adopting and implementing a comprehensive suite of regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. Legislative and regulatory initiatives related to climate change and greenhouse gas emissions could, and in all likelihood would, require us to incur increased operating costs adversely affecting our profits and could adversely affect demand for the oil and natural gas we and they produce, depressing the prices we and they receive for oil and natural gas. See “The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas we produce.”

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

Most of our Appalachian Basin oil and natural gas reserves are subject to or have been subjected to hydraulic fracturing and we expect to continue to employ hydraulic fracturing extensively in future wells that we drill and complete. The reservoir rock in these areas, in general, has insufficient permeability to flow enough oil or natural gas to be economically viable without stimulation. The controlling regulatory agencies for well construction have standards that are designed specifically in anticipation of hydraulic fracturing. The cost of the stimulation process varies according to well location and reservoir.

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

All fracturing is designed with the minimum water requirements necessary since there is a cost of accumulating, storing and disposing of the water recovered from fracturing. Water is drawn from nearby streams that are tributaries to the Ohio River and flow 365 days per year. Water recovered from the fracturing is injected into EPA or state approved underground injection wells. In some instances, the operation of underground injection wells has been alleged to cause earthquakes (induced seismicity) as a result of flawed well design or operation. This has resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of underground injection wells. In addition, the California Division of Oil, Gas & Geothermal Resources (“DOGGR”) adopted regulations intended to bring California’s Class II Underground Injection Control (“UIC”) program into compliance with the federal Safe Drinking Water Act, under which some wells may require an aquifer exemption. DOGGR reviewed all active UIC projects, regardless of whether an exemption is required. DOGGR is in the process of obtaining aquifer exemptions for UIC wells identified as requiring an aquifer exemption. In addition, DOGGR has undertaken a comprehensive examination of existing regulations and is in the process of issuing additional regulations with respect to certain oil and gas activities, such as management of idle wells, pipelines, underground fluid injection and well construction. The potential adoption of federal, state and local legislation and regulations in the areas in which we operate could restrict our or their ability to dispose of produced water gathered from drilling and production activities, which could result in increased costs and additional operating restrictions or delays.

While hydraulic fracturing historically has been regulated by state and natural gas commissions, the practice has become increasingly controversial in certain parts of the country, resulting in increased scrutiny and regulation from federal agencies. The EPA has asserted federal regulatory authority pursuant to the federal SDWA over hydraulic fracturing involving fluids that contain diesel fuel and published permitting guidance in February 2014 for hydraulic fracturing operations that use diesel fuel in fracturing fluids in those states in which EPA is the permitting authority. In recent years, the EPA has issued final regulations under the federal CAA establishing performance standards for completions of hydraulically fractured oil and natural gas wells, compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment, and also finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Many producing states, cities and counties have adopted, or are considering adopting, regulations that could impose more stringent permitting, public disclosure and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. In addition, separate and apart from the referenced potential connection between injection wells and seismicity, concerns have been raised that hydraulic fracturing activities may be correlated to induced seismicity. The scientific community and regulatory agencies at all levels are studying the possible linkage between oil and gas activity and induced seismicity, and some state regulatory agencies have modified their regulations or guidance to mitigate potential causes of induced seismicity. If legislation or regulations are adopted at the federal, state or local level imposing any restrictions on the use of hydraulic fracturing, this could have a significant impact on our financial condition, results of operations and cash flows. Additional burdens upon hydraulic fracturing, such as reporting or permitting requirements, will result in additional expense and delay in our operations. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our or their reserves. See “Environmental legislation and regulatory initiatives, including those relating to hydraulic fracturing and underground injection could result in increased costs and additional operating restrictions or delays.”

Any of the above factors could have a material adverse effect on our financial position, results of operations or cash flows and could make it more difficult or costly for us to perform hydraulic fracturing.

We are subject to the requirements of OSHA and comparable state statutes. The OSHA Hazard Communication Standard, the “community right-to-know” regulations under Title III of the federal Superfund Amendments and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used, released or produced in our operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. We are also subject to the requirements and reporting set forth in OSHA workplace standards.

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

Employees

As of December 31, 2018, our workforce (including those employed by our subsidiaries Nytis LLC and CCOC) consisted of 222 employees, all of which are full-time employees. None of the members of our workforce are represented by a union or covered by a collective bargaining agreement. We believe we have a good relationship with the members of our workforce.

Offices

Our executive offices are located at 1700 Broadway, Suite 1170, Denver, Colorado 80290. We maintain an office in Lexington, Kentucky and Santa Paula, California from which we conduct our oil and gas operations.

Title to Properties

Title to our oil and gas properties is subject to royalty, overriding royalty, carried, net profits, working, and similar interests customary in the oil and gas industry. Under the terms of our bank credit facility, we have granted our lenders a lien on a substantial majority of our properties. In addition, our properties may also be subject to liens incident to operating agreements, as well as other customary encumbrances, easements, and restrictions, and for current taxes not yet due. Our general practice is to conduct title examinations on material property acquisitions. Prior to the commencement of drilling operations, a title examination and, if necessary, curative work is performed. The methods of title examination that we have adopted are reasonable in the opinion of management and are designed to ensure that production from our properties, if obtained, will be salable by us.

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

Proved reserves means quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Existing economic conditions include prices that are the average price during the twelve-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

Available Information

Our filings, including this Annual Report on Form 10-K, will be available to you on the Internet website maintained by the SEC at http://www.sec.gov or on our website at http://www.carbonenergycorp.com.

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

Oil, NGL and natural gas prices do not necessarily fluctuate in direct relationship to each other. Because oil, NGL and natural gas accounted for approximately 20%, 2% and 78% of our estimated proved reserves as of December 31, 2018, respectively, and approximately 33%, 2% and 65% of our 2018 production on an Mcfe basis, respectively, our financial results will be sensitive to movements in oil and natural gas prices.

In the past, prices of oil and natural gas have been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2018, the monthly average NYMEX WTI spot price ranged from a high of $71 per Bbl in July to a low of $50 per Bbl in December while the monthly average Henry Hub natural gas price ranged from a high of $4.09 per MMBtu in November to a low of $2.67 per MMBtu in February. During the year ended December 31, 2017, the monthly average NYMEX WTI spot price ranged from a high of $61 per Bbl in December to a low of $46 per Bbl in June while the monthly average Henry Hub natural gas price ranged from a high of $3.30 per MMBtu in January to a low of $2.81 per MMBtu in December. As of March 15, 2019, the NYMEX WTI spot price during 2019 has averaged $56.96 per Bbl and the natural gas spot price at Henry Hub has averaged approximately $3.10 per MMBtu. Price discounts or differentials between NYMEX WTI spot prices and what we actually receive are also historically very volatile.

In addition, the market price for natural gas in the Appalachian Basin continues to be lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Northeast region in recent years. Due to the volatility of commodity prices, we are unable to predict future potential movements in the market prices for natural gas, including in the Appalachian and Ventura Basins and other market point basis, NGLs and oil and thus cannot predict the ultimate impact of prices on our operations.

Our production in the Ventura Basin received an approximate 9.7% premium to the NYMEX WTI benchmark price during 2018. A reduction in this premium would reduce the relative price advantage we receive for a substantial portion of our production in the Ventura Basin.

Our revenue, profitability and cash flow depend upon the prices and demand for oil, NGLs and natural gas. A drop in prices similar to those observed in recent years would significantly affect our financial results and impede our growth. In particular, a significant or prolonged decline in oil, NGL or natural gas prices or a lack of related storage will negatively impact:

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

Historically, higher oil, NGL and natural gas prices generally result in increased demand and prices for drilling equipment, crews and associated supplies, equipment and services, as well as higher lease operating expenses and increased end-user conservation or conversion to alternative fuels. However, commodity price declines do not result in similarly rapid declines of costs associated with drilling. Accordingly, a high cost environment could adversely affect our ability to pursue our drilling program and our results of operations.

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

Carbon Energy Corporation is a holding company with no oil and gas operations of its own, and Carbon Energy Corporation depends on our subsidiaries for cash to fund certain of its operations and expenses.

Carbon Energy Corporation’s operations are conducted entirely through our subsidiaries, and our ability to generate cash to meet our debt service obligations is dependent on the earnings and the receipt of funds from our subsidiaries through distributions or intercompany loans. Carbon Energy Corporation’s subsidiaries’ ability to generate adequate cash depends on a number of factors, including development of reserves, successful acquisitions of complementary properties, advantageous drilling conditions, oil and natural gas prices, compliance with all applicable laws and regulations and other factors.

We do not solely control certain investments.

We have no significant assets other than our ownership interest in entities that own and operate oil, natural gas, and natural gas liquids interests. We do not fully own, and in many cases do not solely control, certain entities. More specifically:

●	Carbon California is managed by its respective governing board. Our ability to influence decisions with respect to its operations varies depending on the amount of control we exercise under the applicable governing agreement;

●	We do not control the amount of cash distributed by Carbon California. Further, debt facilities at Carbon California and our other subsidiaries currently restrict distributions. We may influence the amount of cash distributed through our board seats on such entity’s governing board, but may not ultimately be successful in such efforts;

●	We may not have the ability to unilaterally require certain of the entities in which we own interests to make capital expenditures, and such entities may require us to make additional capital contributions to fund operating and maintenance expenditures, as well as to fund expansion capital expenditures, which would reduce the amount of cash otherwise available for dividend payments by us or require us to incur additional indebtedness;

●	The entities in which we own interests may incur additional indebtedness without our consent, which debt payments would reduce the amount of cash that might otherwise be available for distributions;

●	Certain of our assets are operated by entities that we do not control; and

●	The third-party operator of certain of the assets held by us or Carbon California and the identity of our partners could change, in some cases without our consent. Our dependence on the operators of such assets and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could have a material adverse effect on the realization of our targeted returns on capital or lead to unexpected future costs.

Our level of indebtedness may increase and reduce our financial flexibility.

We have a $500.0 million bank credit facility with LegacyTexas Bank with a current borrowing base of $75.0 million, the outstanding balance of which was approximately $69.1 million at December 31, 2018 and $70.1 million at March 15, 2019. Additionally, we have $15.0 million associated with a term loan as of December 31, 2018 under the same facility, which balance was approximately $13.3 million at March 15, 2019. Finally, we have notes payable to Old Ironsides, the balance of which was approximately $25.1 million as of December 31, 2018 and $23.1 million as of March 15, 2019.

In addition, Carbon California sold certain Senior Secured Revolving Notes to Prudential Legacy Insurance Company of New Jersey and Prudential Insurance Company of America with a revolving borrowing capacity of $41.0 million. There was approximately $38.5 million of indebtedness outstanding thereunder as of December 31, 2018 and $38.5 million as of March 15, 2019. We are not a guarantor of the Senior Secured Revolving Notes.

Carbon California also issued subordinated notes, the balance of which was $13.0 million as of December 31, 2018 and $13.0 million as of March 15, 2019.

We may incur significant indebtedness in the future in order to make acquisitions or to develop our properties.

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

A high level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, commodity prices, and financial, business, and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt and future working capital, borrowings, or equity financing may not be available to pay or refinance such debt. Factors that may affect our ability to raise cash through a potential offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets, and our performance at the time we need capital.

We may not be able to generate enough cash flow to meet our debt obligations or fund our other liquidity needs.

At December 31, 2018, our debt consisted of approximately $69.1 million in borrowings under our $75 million borrowing base under our credit facility, $15.0 million associated with a term loan, approximately $25.1 million associated with the Old Ironsides Notes, approximately $38.5 million outstanding under Carbon California’s Senior Secured Revolving Notes due 2022 and approximately $13.0 million outstanding under Carbon California’s subordinated notes due 2024. In addition to interest expense and principal on our non-current debt, we have demands on our cash resources including, among others, operating expenses and capital expenditures.

Our ability to pay the principal and interest on our non-current debt and to satisfy our other liabilities will depend upon future performance and our ability to repay or refinance our debt as it becomes due. Our future operating performance and ability to refinance will be affected by economic and capital market conditions, results of operations and other factors, many of which are beyond our control. Our ability to meet our debt service obligations also may be impacted by changes in prevailing interest rates, as borrowing under our existing revolving credit facility bears interest at floating rates.

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

We may not be able to complete such alternative strategies on satisfactory terms, if at all. Our inability to generate sufficient cash flows to satisfy our debt obligations and fund our liquidity needs, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our financial condition and results of operations and may reduce our ability to pay dividends on our common stock. The formation of joint ventures or other similar arrangements to finance operations may result in dilution of our interest in the properties affected by such arrangements.

A deterioration in general economic, business or industry conditions would materially adversely affect our results of operations, financial condition and ability to pay dividends on our common stock.

In recent years, concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, and slow economic growth in the United States have contributed to economic uncertainty and diminished expectations for the global economy. Meanwhile, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the economies of the United States and other countries. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. An oversupply of crude oil in 2015 led to a severe decline in worldwide oil prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could materially decrease, which could impact the price at which oil, natural gas and natural gas liquids from our properties are sold, affect the ability of vendors, suppliers and customers associated with our properties to continue operations and ultimately materially adversely impact our results of operations, financial condition and ability to pay dividends on our common stock.

The agreements governing our indebtedness contain restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.

Our credit agreement contains restrictive covenants that limit our ability to, among other things:

●	incur additional debt;

●	incur additional liens;

●	sell, transfer or dispose of assets;

●	merge or consolidate, wind-up, dissolve or liquidate;

●	make dividends and distributions on, or repurchases of, equity;

●	make certain investments;

●	enter into certain transactions with its affiliates;

●	enter into sales-leaseback transactions;

●	make optional or voluntary payment of debt;

●	change the nature of its business;

●	change its fiscal year to make changes to accounting treatments or reporting practices;

●	amend constituent documents; or

●	enter into certain hedging transactions.

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

Our borrowings under our credit agreement and the Carbon California Senior Revolving Notes expose us to interest rate risk.

Our results of operations are exposed to interest rate risk associated with borrowings under our credit agreement, which bear interest at a rate elected by us that is based on the prime, LIBOR, or federal funds rate plus margins ranging from 0.50% to 3.75% depending on the type of loan used and the amount of the loan outstanding in relation to the borrowing base. As of March 15, 2019, there was approximately $70.1 million outstanding under our credit agreement. In addition, interest on borrowings under the Carbon California Senior Revolving Notes is payable quarterly and accrues at a rate per annum equal to either (i) the prime rate plus an applicable margin of 4.00% or (ii) the LIBOR rate plus an applicable margin of 5.00% at our option. As of March 15, 2019, there was approximately $38.5 million outstanding under the Carbon California Senior Revolving Notes. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

Any significant reduction in our borrowing base under our credit agreement or the Carbon California Senior Revolving Notes as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.

Under (i) our credit agreement, which as of March 15, 2019, provides for a $75.0 million borrowing base, and (ii) the Carbon California Senior Revolving Notes, which as of March 15, 2019 provides for a $41.0 million borrowing base, we are subject to collateral borrowing base redeterminations based on our proved reserves. Declines in oil and natural gas prices have in the past adversely impacted the value of our estimated proved developed reserves and, in turn, the market values used by our lenders to determine our borrowing base. Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial condition, results of operations, and cash flows.

Our estimates of proved reserves at December 31, 2018 and 2017 have been prepared under SEC rules which could limit our ability to book additional proved undeveloped reserves in the future.

Estimates of our proved reserves as of December 31, 2018 and 2017 have been prepared and presented under the SEC’s rules relating to the reporting of oil and natural gas exploration activities. These rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. This rule has limited and may continue to limit our potential to book additional proved undeveloped reserves. Moreover, we may be required to write down any proved undeveloped reserves that are not developed within the required five-year timeframe. In addition, we based the discounted future net cash flows from our proved reserves on the twelve month unweighted arithmetic average of the first-day-of-the-month price for the preceding twelve months without giving effect to derivative transactions. Actual future net cash flows from our properties will be affected by factors such as the actual prices we receive for oil, NGLs and natural gas, the amount, timing and cost of actual production and changes in governmental regulations or taxation.

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

Oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of reserves and assumptions concerning future commodity prices, production levels, estimated ultimate recoveries, and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates, and the timing of development expenditures may be incorrect. Our estimates of proved reserves and related valuations as of December 31, 2018 and 2017 are based on proved reserve reports prepared by CGA, an independent engineering firm. CGA conducted a well-by-well review of all our properties for the periods covered by its proved reserve reports using information provided by us. Over time, we may make material changes to proved reserve estimates taking into account the results of actual drilling, testing, and production. Also, certain assumptions regarding future commodity prices, production levels, and operating and development costs may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of proved reserves, the economically recoverable quantities of reserves attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of reserves we ultimately recover being different from our estimates.

The estimates of proved reserves as of December 31, 2018 and 2017 included in this annual report were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12 months ended December 31, 2018 and 2017, respectively, in accordance with the SEC guidelines applicable to reserve estimates for these periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved acreage. The reserve estimates represent our net revenue interest in such properties.

The present value of future net cash flows from estimated proved reserves is not necessarily the same as the current market value of estimated proved oil and natural gas reserves. We base the current market value of estimated proved reserves on prices and costs in effect on the day of the estimate. However, actual future net cash flows from our oil and natural gas properties also will be affected by factors such as:

●	the actual prices we receive for oil and natural gas;

●	our actual operating costs in producing oil and natural gas;

●	the amount and timing of actual production;

●	the amount and timing of our capital expenditures;

●	supply of and demand for oil and natural gas; and

●	changes in governmental regulations or taxation.

The timing of our production and incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves and thus their actual present value.  In addition, the 10% discount factor we use when calculating discounted future net cash flows in compliance with GAAP may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.

Lower oil and natural gas prices and other factors have resulted in, and in the future may result in, ceiling test write-downs and other impairments of our asset carrying values.

We use the full cost method of accounting to report our oil and natural gas operations. Under this method, we capitalize the cost to acquire, explore for, and develop oil and natural gas properties, including capitalizing the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on proved reserves. The average depletion rate per Mcfe of production associated with our reserves was $0.89 and $0.40 for 2018, and 2017, respectively. Total depletion expense for oil and natural gas properties was approximately $7.3 million and $2.2 million for 2018, and 2017, respectively.

Under full cost accounting rules, the net capitalized costs of proved oil and natural gas properties may not exceed a “ceiling limit,” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%. If net capitalized costs of proved oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a “ceiling test write-down.” Under accounting principles generally accepted in the United States (“GAAP”) we are required to perform a ceiling test each quarter. We did not recognize an impairment for the years ended December 31, 2018 or 2017. Impairment charges do not affect cash flows from operating activities but do adversely affect earnings and stockholders’ equity.

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the development, exploitation, production and acquisition of oil and natural gas reserves. Our cash used in investing activities related to acquisition, development and exploration expenditures was approximately $70.4 million and $1.6 million in 2018 and 2017, respectively. We contribute our proportionate share, as a holder of Class A Units that require capital contributions, of the capital expenditure obligations of Carbon California.

We anticipate that the 2019 budget for exploration and development work on existing acreage will range between $7.0 million and $12.0 million.  The budget will be highly dependent on prices that we receive for our oil and natural gas sales. We intend to finance future capital expenditures through cash on hand, cash flow from operations, and from borrowings under bank credit facilities. Our cash flows from operations and access to capital are subject to a number of variables, including:

●	proved reserves;

●	the volume of hydrocarbons we are able to produce from existing wells;

●	the prices at which our production is sold;

●	the levels of our operating expenses; and

●	our ability to acquire, locate, and produce new reserves.

However, our financing needs, especially in regard to potential acquisitions, may exceed those resources, and our actual capital expenditures in 2019 could exceed our budget. Opportunities may arise during 2019 that could cause our capital expenditures to exceed the budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we may be required to seek additional sources of capital, which may include the issuance of debt or equity securities, sale of assets, delays in planned exploration, development and completion activities or the use of outside capital through equity investees or similar arrangements.

Our business and operating results can be harmed by factors such as the availability, terms, and cost of capital, increases in interest rates, or a reduction in our credit rating. Changes in any one or more of these factors could cause our cost of doing business to increase, limit our access to capital, limit our ability to pursue acquisition opportunities, reduce our cash flows available for drilling, and place us at a competitive disadvantage. In addition, our ability to access the private and public debt or equity markets is dependent upon a number of factors outside our control, including oil and natural gas prices as well as economic conditions in the financial markets. Continuing disruptions and volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance operations. We cannot assure you that we will be able to obtain debt or equity financing on terms favorable to us, or at all.

If we are unable to fund our capital requirements, we may be required to curtail our operations relating to the exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our reserves, or may be otherwise unable to implement our development plan, complete acquisitions, or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues, and results of operations. In addition, a delay in or the failure to complete proposed or future infrastructure projects could delay or eliminate potential efficiencies and related cost savings.

Carbon California may require its members, including us, to make additional capital contributions to it. If we fail to make a required capital contribution to Carbon California, (i) we would be considered a defaulting member, (ii) we would lose our representative on the Board of Directors, and (iii) Prudential would have the option to pay our pro rata portion of the capital contribution and receive the pro rata share of Class A Units in Carbon California that we otherwise would have received.

Our identified field development projects are scheduled for development only if oil and gas prices warrant development over a substantial number of years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their completion.

At an appropriate level of oil and natural gas prices, we have a multi-year drilling inventory of horizontal and vertical drilling and field development projects on existing acreage. Our ability to drill and develop these projects depends on several uncertainties, including the availability of capital, construction of infrastructure, inclement weather, regulatory changes and approvals, commodity prices, lease expirations and expected capital costs.

Further, our identified potential projects are in various stages of evaluation, ranging from those that are ready to complete to those that will require substantial additional analysis of data. We cannot predict in advance of drilling and testing whether any particular drilling location will yield oil or natural gas reserves in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of reliable technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas reserves will be present or, if present, whether oil or natural gas reserves will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil or natural gas reserves exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, possibly resulting in a reduction in production from the well or abandonment of the well. If we drill dry holes in our current and future drilling locations, our drilling success rate may decline and materially harm our business. We cannot assure you that the analogies we draw from available data from other wells, more fully explored locations, or producing fields will be applicable to our projects. Further, initial production rates reported by us or other operators in the Appalachian Basin and Ventura Basin may not be indicative of future or long-term production rates.

Because of these uncertainties, we do not know if the potential projects we have identified will ever be completed or if we will be able to produce oil or natural gas reserves from these or any other potential projects. As such, our actual development activities may materially differ from those presently identified, which could adversely affect our business, financial condition, and results of operations.

Certain of our acreage must be drilled before lease expiration, generally within three to five years, in order to hold the acreage by production. In a highly competitive market for acreage, failure to drill sufficient wells to hold acreage may result in a substantial lease renewal cost, or if renewal is not feasible, loss of our lease and prospective drilling opportunities.

Leases on oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, production is established within the spacing units covering the undeveloped acres. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. Any reduction in our current drilling program, either through a reduction in capital expenditures or the unavailability of drilling rigs, could result in the loss of acreage through lease expirations. We cannot assure you that we will have the liquidity to deploy these rigs when needed, or that commodity prices will warrant operating such a drilling program. Any such losses of leases could materially and adversely affect the growth of our asset base, cash flows, and results of operations.

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

Our future financial condition and results of operations will depend on the success of our acquisition, exploration, development and production activities. These activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil and natural gas production. Our decision to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. For a discussion of the uncertainty involved in these processes, see “Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our proved reserves.” The costs of exploration, exploitation, and development activities are subject to numerous uncertainties beyond our control and increases in those costs can adversely affect the economics of a project. In addition, drilling and completion costs may increase prior to completion of any particular project. Many factors may curtail, delay or cancel scheduled drilling and production projects, including:

●	high costs, shortages or delivery delays of drilling rigs, equipment, labor or other services;

●	unexpected operational events and drilling conditions;

●	sustained depressed oil and natural gas prices and further reductions in oil and natural gas prices;

●	limitations in the market for oil and natural gas;

●	problems in the delivery of oil and natural gas to market (see “Our business depends in part on gathering and transportation facilities owned by others. Any limitation in the availability of those facilities would interfere with our ability to market the natural gas we produce.”);

●	adverse weather conditions;

●	facility or equipment malfunctions;

●	equipment failures or accidents;

●	title problems;

●	pipe or cement failures;

●	casing collapses;

●	compliance with environmental and other governmental requirements;

●	delays in obtaining, extending or renewing necessary permits or the inability to obtain, extend or renew such permits at all;

●	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;

●	lost or damaged oilfield drilling and service tools;

●	unusual or unexpected geological formations;

●	loss of drilling fluid circulation;

●	pressure or irregularities in formations;

●	fires, blowouts, surface craterings and explosions; and

●	uncontrollable flows of oil, natural gas or well fluids.

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

A significant portion of our business is conducted in basins with established production histories.

The Appalachian and Ventura Basins are mature oil and natural gas production regions that have experienced substantial exploration and development activity for many years. Because a large number of oil and natural gas prospects in this region have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. We cannot assure you that our future development activities in these plays will be successful or, if successful, will achieve the potential reserve levels that we currently anticipate based on the drilling activities that have been completed, or that we will achieve the anticipated economic returns based on our current cost models.

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

Our insurance may not protect us or them against all of the operating risks to which our business is exposed.

The crude oil and natural gas business involves numerous operating hazards such as well blowouts, mechanical failures, explosions, uncontrollable flows of crude oil, natural gas or well fluids, fires, formations with abnormal pressures, hurricanes, flooding, pollution, releases of toxic gas and other environmental hazards and risks, which can result in (i) damage to or destruction of wells and/or production facilities, (ii) damage to or destruction of formations, (iii) injury to persons, (iv) loss of life, or (v) damage to property, the environment or natural resources. While we carry general liability, control of well, and operator’s extra expense coverage typical in our industry, we are not fully insured against all risks incidental to our and their business. Environmental incidents resulting from our operations could defer revenue, increase operating costs and/or increase maintenance and repair capital expenditures.

Many of our operations are currently conducted in locations that may be at risk of damage from fire, mudslides, earthquakes or other natural disasters.

Carbon California currently conducts operations in California near known wildfire and mudslide areas and earthquake fault zones. Certain of Carbon California’s operations were temporarily halted in December 2017 due to the wildfires in southern California. A future natural disaster, such as a fire, mudslide or an earthquake, could cause substantial delays in our operations, damage or destroy equipment, prevent or delay transport of production and cause us to incur additional expenses, which would adversely affect our business, financial condition and results of operations. In addition, our facilities would be difficult to replace and would require substantial lead time to repair or replace. The insurance we maintain against earthquakes, mudslides, fires and other natural disasters would not be adequate to cover a total loss of our facilities, may not be adequate to cover our losses in any particular case and may not continue to be available to us on acceptable terms, or at all.

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

We use commodity derivative contracts to reduce price volatility associated with certain of our natural gas and oil sales. Under these contracts, we receive a fixed price per MMbtu of natural gas/Bbl of oil and pay a floating market price per MMbtu/Bbl of natural gas/oil to the counterparty based on Henry Hub, NYMEX WTI or Brent pricing. The fixed-price payment and the floating-price payment are offset, resulting in a net amount due to or from the counterparty. The extent of our commodity price exposure is related largely to the effectiveness and scope of our commodity derivative contracts. For example, our commodity derivative contracts are based on quoted market prices, which may differ significantly from the actual prices we realize in our operations for oil. In addition, our credit agreements limits the aggregate notional volume of commodities that can be covered under commodity derivative contracts we enter into and, as a result, we will continue to have direct commodity price exposure on the unhedged portion of our production volumes. Our policy has been to hedge a significant portion of our estimated oil and natural gas production. However, our price hedging strategy and future hedging transactions, beyond the requirement of our credit facilities, will be determined at our discretion. The prices at which we hedge our production in the future will be dependent upon commodity prices at the time we enter into these transactions, which may be substantially higher or lower than current commodity prices. Accordingly, our price hedging strategy may not protect us from significant declines in commodity prices received for our future production, whether due to declines in prices in general or to widening differentials we experience with respect to our products. Conversely, our hedging strategy may limit our ability to realize cash flows from commodity price increases. It is also possible that a substantially larger percentage of our future production will not be hedged as compared with the last few years, which would result in our revenues becoming more sensitive to commodity price changes.

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

The marketability of our natural gas production depends in part on the availability, proximity and capacity of gathering and pipeline and processing systems owned by third parties. Since we do not own or operate these pipelines or other facilities, their continuing operation in their current manner is not within our control. The amount of natural gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to gathering, transportation or processing systems, or lack of contracted transportation capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months. We may be provided with only minimal, if any, notice as to when these circumstances will arise, or their duration. If any of these third party pipelines and other facilities become partially or fully unavailable to transport natural gas or oil, or if the gas quality specifications for the natural gas gathering or transportation pipelines or facilities change so as to restrict our ability to transport natural gas on those pipelines or facilities, our revenues and cash available for distribution could be adversely affected.

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

A substantial majority of our assets are located in the Ventura Basin in California and Appalachian Basin. Due to our lack of diversification in asset type and location, an adverse development in the oil and gas business of these geographic areas, including those resulting from the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by and costs associated with governmental regulation, processing or transportation capacity constraints, market limitations, water shortages or other weather related conditions, interruption of the processing or transportation of oil, NGLs or natural gas and changes in regional and local political regimes and regulations, would have a significantly greater impact on our results of operations and cash available for dividend payments on shares of our common stock than if we maintained more diverse assets and locations.

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

Acquiring oil and natural gas properties requires us to assess reservoir and operating characteristics, including recoverable reserves, development and operating costs, and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. In connection with the assessments, we perform a review of the subject properties, but such a review will not reveal all existing or potential problems. In the course of our due diligence, we may not inspect every well or pipeline. We cannot necessarily observe structural and environmental problems, such as pipe corrosion, when an inspection is made. We may not be able to obtain contractual indemnities from the seller for liabilities created prior to our purchase of the property. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.

Recently enacted tax legislation may impact our ability to fully utilize our interest expense deductions and net operating loss carryovers to fully offset our taxable income in future periods.

On December 22, 2017, tax legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA”) was enacted. The TCJA generally will (i) limit our annual deductions for interest expense to no more than 30% of our “adjusted taxable income” (plus 100% of our business interest income) for the year and (ii) permit us to offset only 80% (rather than 100%) of our taxable income with net operating losses we generate after 2017. Interest expense and net operating losses subject to these limitations may be carried forward by us for use in later years, subject to these limitations. Additionally, the TCJA repealed the domestic manufacturing tax deduction for oil and gas companies. These tax law changes could have the effect of causing us to incur income tax liability sooner than we otherwise would have incurred such liability or, in certain cases, could cause us to incur income tax liability that we might otherwise not have incurred, in the absence of these tax law changes. The TCJA also includes provisions that reduce the maximum federal corporate income tax rate from 35% to 21% and eliminate the alternative minimum tax, which would lessen any adverse impact of the limitations described in the preceding sentences.

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

As an oil and gas producer, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of our facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts and acts of war. The potential for such security threats has subjected our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Costs for insurance may also increase as a result of security threats, and some insurance coverage may become more difficult to obtain, if available at all. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations and cash flows.

Cybersecurity attacks in particular are becoming more sophisticated and coordinated in their attempts to access other parties’ information technology systems and data, including those of cloud providers and third parties with which such other parties conduct business. We rely upon the capacity, reliability and security of our information technology systems, including Internet sites, computer software, data hosting facilities and other hardware and platforms, some of which are hosted by third parties, to assist in conducting our business. Our technologies systems and networks, and those of our business associates may become the target of cybersecurity attacks, including without limitation malicious software, attempts to gain unauthorized access to data and systems, and other electronic security breaches that could lead to disruptions in critical systems and materially and adversely affect us in a variety of ways, including the following:

●	unauthorized access to and release of seismic data, reserves information, strategic information or other sensitive or proprietary information, which could have a material adverse effect on our ability to compete for oil and gas resources;

●	data corruption, or other operational disruption during drilling or completion activities could result in failure to reach the intended target or a drilling or other operational incident, personal injury, damage to equipment or the subsurface or otherwise adversely affect our operations;

●	data corruption or operational disruption of production infrastructure, which could result in loss of production, accidental discharge and other operational incidents;

●	unauthorized access to and release of personal identifying information of royalty owners, employees and vendors, which could expose us to allegations that we did not sufficiently protect that information;

●	a cybersecurity attack on a vendor or service provider, which could result in supply chain disruptions and could delay or halt operations;

●	a cybersecurity attack on third-party gathering, transportation, processing, fractionation, refining or export facilities, which could delay or prevent us from transporting and marketing our production, resulting in a loss of revenues;

●	a cybersecurity attack on our automated and surveillance systems could cause a loss in production, potential environmental hazards and other operational problems; and

●	a corruption or loss of our financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties.

In addition, certain cybersecurity incidents, such as surveillance, may remain undetected for an extended period. We may be the target of such attacks and, as cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any security vulnerabilities. Additionally, the growth of cybersecurity attacks has resulted in evolving legal and compliance matters which impose significant costs that are likely to increase over time.

We cannot assess the extent of either the threat or the potential impact of future terrorist or cybersecurity attacks on the energy industry in general, and on us in particular, either in the short-term or in the long-term. Uncertainty surrounding such attacks may affect our operations in unpredictable ways.

Failure to adequately protect critical data and technology systems and the impact of data privacy regulation could materially affect us.

Information technology solution failures, network disruptions and breaches of data security could disrupt our operations by causing delays or canceling or impeding processing of transactions and reporting financial results, resulting in the unintentional disclosure of employee, royalty owner, or other third party or our information, or damage to our reputation. There can be no assurance that a system failure or data security breach will not have a material adverse effect on our operations, financial condition, results of operations or cash flows. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including recent California legislation, pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.

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

Our exploration, production and transportation operations are subject to complex and stringent laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. Such costs could have a material adverse effect on our business, financial condition and results of operations. For example, in California, there have been proposals at the legislative and executive levels in the past for tax increases which have included a severance tax as high as 12.5% on all oil production in California. Although the proposals have not passed the California legislature, the State of California could impose a severance tax on oil in the future. Carbon California has significant oil production in California and while we cannot predict the impact of such a tax without having more specifics, the imposition of such a tax could have severe negative impacts on both Carbon California’s willingness and ability to incur capital expenditures in California to increase production, could severely reduce or completely eliminate its California profit margins and would result in lower oil production in its California properties due to the need to shut-in wells and facilities made uneconomic either immediately or at an earlier time than would have previously been the case.

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

In response to findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis. In December 2015, the EPA finalized rules that added new sources to the scope of the greenhouse gases monitoring and reporting rule. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. The revisions also include the addition of well identification reporting requirements for certain facilities. More recently, in June 2016, the EPA finalized rules that establish new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. However, over the past year the EPA has taken several steps to delay implementation of the agency’s methane standards, and proposed rulemaking in June 2017 to stay the requirements for a period of two years and revisit implementation of the agency’s methane standards in its entirety. The EPA has not yet published a final rule but, as a result of these developments, future implementation of the 2016 rules is uncertain at this time. In addition, various industry and environmental groups have separately challenged both the original methane requirements and the EPA’s attempts to delay implementation of the rules. As a result, substantial uncertainty exists with respect to future implementation of the EPA’s methane rules. Compliance with rules to control methane emissions require enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks and the increased frequency of maintenance and repair activities to address emissions leaks. The rules also may require hiring additional personnel to support these activities or the engagement of third-party contractors to assist with and verify compliance with these new and proposed rules and could increase the cost of our operations. These rules, or similar proposed rules could result in increased compliance costs for us.

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

California has been one of the leading states in adopting greenhouse gas emission reduction requirements and has implemented a cap and trade program as well as mandates for renewable fuels sources. California’s cap and trade program requires Carbon California to report its greenhouse gas emissions and essentially sets maximum limits or caps on total emissions of greenhouse gases from all industrial sectors that are or become subject to the program. This includes the oil and natural gas extraction sector of which Carbon California is a part. Carbon California’s main sources of greenhouse gas emissions for its Southern California oil and gas operations are primarily attributable to emissions from internal combustion engines powering generators to produce electricity, flares for the disposal of excess field gas, and fugitive emission from equipment such as tanks and components. Under the California program, the cap declines annually from 2013 through 2020. In July 2017, California extended the cap and trade program to 2030. Under the cap and trade program, Carbon California is required to obtain authorizations for each metric ton of greenhouse gases that it emits, either in the form of allowances (each the equivalent of one ton of carbon dioxide) or qualifying offset credits. A portion of the allowance will be granted by the state, but any shortfall between the state-granted allowance and the facility’s emissions will have to be addressed through the purchase of additional allowances either from the state or a third party. The availability of allowances will decline over time in accordance with the declining cap, and the cost to acquire such allowances may increase over time. However, we do not expect the cost to be material to Carbon California’s operations.

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

Moreover, while the scientific community and regulatory agencies at all levels are continuing to study a possible linkage between oil and gas activity and induced seismicity, some state regulatory agencies have modified their regulations or guidance to regulate potential causes of induced seismicity including fluid injection or oil and natural gas extraction. In addition, the California Division of Oil, Gas & Geothermal Resources (DOGGR) adopted regulations intended to bring California’s Class II Underground Injection Control (UIC) program into compliance with the federal Safe Drinking Water Act, under which some wells may require an aquifer exemption. DOGGR reviewed all active UIC projects, regardless of whether an exemption is required. DOGGR is in the process of obtaining aquifer exemptions for UIC wells identified as requiring an aquifer exemption. In addition, DOGGR has undertaken a comprehensive examination of existing regulations and is in the process of issuing additional regulations with respect to certain oil and gas activities, such as management of idle wells, pipelines, underground fluid injection and well construction. If new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase and our ability to continue production may be delayed or limited, which could have an adverse effect on our results of operation and financial position.

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

In December 2016, the CFTC proposed rules on capital requirements that may have an impact on our hedging counterparties, as the proposed rules would require certain swap dealers and major swap participants to calculate capital requirements inclusive of swaps with commercial end-users. The CFTC has not yet acted on this proposed rulemaking. Also, in December 2016, the CFTC re-proposed regulations regarding position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, subject to exceptions for certain bona fide hedging transactions. The CFTC has not acted on the re-proposed position limit regulations. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time. However, as proposed, Carbon anticipates that its swaps would qualify as exempt bona fide hedging transactions. The ultimate effect of these new rules and any additional regulations is uncertain. New rules and regulations in this area may result in significant increased costs and disclosure obligations as well as decreased liquidity as entities that previously served as hedge counterparties exit the market.

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

Our management team must comply with various requirements of being a public company. We have devoted, and will continue to devote, significant resources to address these public company-associated requirements, including compliance programs and investor relations, as well as our financial reporting obligations. Complying with these rules and regulations results in higher legal and financial compliance costs as compared to a public company. As we continue to acquire other properties and expand our business, we expect these costs to increase.

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Effective March 15, 2017 and pursuant to a reverse stock split, each 20 shares of issued and outstanding common stock became one share of common stock and no fractional shares were issued. As of March 15, 2019, the closing price for our common stock on the OTCQB was $10.00 per share. Despite this, in the future, the market price of our common stock may be less than $5.00 per share and therefore may be a “penny stock.” Broker and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares of our common stock in the future.

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are considered a “smaller reporting company” (a company that has a public float of less than $250 million). We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. We have utilized this exemption for each year since the year ended March 31, 2009. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company mean our auditors do not review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.

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

The borrowing base under our secured lending facility presently is $75 million while the borrowing base under the Carbon California Senior Revolving Notes is $41 million. All borrowings under the facilities are secured by a majority of our oil and natural gas assets. Borrowings outside the facilities may have to be unsecured, and such borrowings, if obtainable, may have a higher interest rate, which would increase debt service could negatively impact operating results.

Our Certificate of Incorporation does not provide shareholders the pre-emptive right to buy shares from us. As a result, stockholders will not have the automatic ability to avoid dilution in their percentage ownership of us.

Item 1B. Unresolved Staff Comments.

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

Holders

As of March 15, 2019, there were approximately 712 holders of record of our common stock. The number of holders does not include the shareholders for whom shares are held in a “nominee” or “street” name.

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

Our ability to pay dividends is currently limited by:

●	the terms of our credit facility with LegacyTexas Bank that prohibit us from paying dividends on our common stock while amounts are owed to LegacyTexas Bank;

●	the terms of Carbon California’s Senior Secured Notes and Subordinated Notes, which prevent Carbon California from paying dividends to us; and

●	Delaware General Corporation Law, which provides that a Delaware corporation may pay dividends either (i) out of the corporation’s surplus (as defined by Delaware law) or (ii) if there is no surplus, out of the corporation’s net profit for the fiscal year in which the dividend is declared or the preceding fiscal year.

Any determination to pay dividends will depend on our financial condition, capital requirements, results of operations, contractual limitations, legal restrictions, our required payments of principal associated with the term loan under our credit facility with LegacyTexas Bank and any other factors the Board of Directors deems relevant.

Securities Authorized for Issuance Under Compensation Plans

The information relating to our equity compensation plan required by Item 5 is incorporated by reference to such information as set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this report.

Unregistered Sales of Equity Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through December 31, 2018, have been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Overview

Carbon is an independent oil and natural gas company engaged in the acquisition, exploration, development and production of oil, natural gas and natural gas liquids properties located in the United States. We currently develop and operate oil and gas properties in the Appalachian Basin in Kentucky, Ohio, Tennessee, Virginia and West Virginia, in the Illinois Basin in Illinois and Indiana, and in the Ventura Basin in California through our majority-owned subsidiaries. We own 100% of the outstanding interests of Carbon Appalachia, and Nytis Exploration (USA) Inc., a Delaware corporation (“Nytis USA”), which in turn owns 98.1% of Nytis Exploration Company LLC, a Delaware limited liability company (“Nytis LLC”). Nytis LLC holds interests in our operating subsidiaries, which include 46 consolidated partnerships and 18 non-consolidated partnerships. We own 53.92% of Carbon California which consolidates as a majority-owned subsidiary. We focus on conventional and unconventional reservoirs, including shale, tight sands and coalbed methane. Our executive offices are in Denver, Colorado and we maintain offices in Lexington, Kentucky, and Santa Paula, California from which we conduct our oil and gas operations.

For a description of our assets, please see Part I, “Business” of this report.

At December 31, 2018, our proved developed reserves were comprised of 19.5% oil, 2.0% natural gas liquids (“NGL”), and 78.5% natural gas. Our current capital expenditure program is focused on the acquisition and development of oil and natural gas properties in areas where we currently operate. We believe that our asset and lease position, combined with our low operating expense structure and technical expertise, provides us with a portfolio of opportunities for the development of our oil and natural gas properties. Our growth plan is centered on the following activities:

●	acquire and develop oil and gas producing properties that provide attractive risk adjusted rates of return, field development projects and complement our existing asset base; and

●	develop, optimize and maintain a portfolio of low risk, long-lived oil and natural gas properties that provide stable cash flows and attractive risk adjusted rates of return.

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

	2017				2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Oil (Bbl)	$51.86	$48.29	$48.19	$55.39	$62.89	$67.90	$69.50	$58.83
Natural Gas (MMBtu)	$3.07	$3.09	$2.89	$2.87	$3.13	$2.77	$2.88	$3.62

Low oil and natural gas prices may decrease our revenues, may reduce the amount of oil, natural gas and natural gas liquids that we can produce economically and potentially lower our oil and natural gas reserves. Our estimated proved reserves may decrease if the economic life of the underlying producing wells is shortened as a result of lower oil and natural gas prices. A substantial or extended decline in oil or natural gas prices may result in future impairments of our proved reserves and may materially and adversely affect our future business, financial condition, cash flows, results of operations or liquidity. Lower oil and natural gas prices may also reduce the amount of borrowing base under our bank credit facility, which is determined at the discretion of our lender and may make it more difficult to comply with the covenants and other restrictions under our bank credit facility.

We use the full cost method of accounting for our oil and gas properties and perform a ceiling test quarterly. The ceiling calculation utilizes a rolling 12-month average commodity price. We did not recognize an impairment in 2018 or 2017.

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

We use commodity derivative instruments, such as swaps and costless collars, to manage and reduce price volatility and other market risks associated with our production. These arrangements are structured to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases. Please read “Business-Risk Management” for additional discussion of our commodity derivative contracts.

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

Operational Highlights

During 2017 and 2018, we concentrated our efforts on the acquisition and development of producing properties acquired by Carbon California and Carbon Appalachia. We completed the purchase of Old Ironsides’ interests in Carbon Appalachia, resulting in ownership of 100% of Carbon Appalachia. Our field development activities have consisted principally of oil-related remediation, return to production and recompletion projects in California and the optimization of our natural gas gathering and compression facilities in Appalachia to provide more efficient and lower cost operations and greater flexibility in moving our production to markets with more favorable pricing. Since the closing of these acquisitions, we have focused on the reduction of operating expenses, optimization of natural gas gathering and compression facilities and the identification of development project opportunities.

As of December 31, 2018, we owned working interests in approximately 8,800 gross wells (7,100 net), royalty interests located primarily in California, Illinois, Indiana, Kentucky, Ohio, Tennessee, Virginia, and West Virginia and had leasehold positions in approximately 340,700 net developed acres and approximately 1,319,200 net undeveloped acres. Approximately 70% of the undeveloped acreage is held by production and of the remaining undeveloped acreage, approximately 80% have lease terms of greater than five years remaining in the primary term or contractual extension periods.

Our oil and natural gas assets contain an inventory of field development projects which may provide growth opportunities when oil and natural gas commodity prices warrant capital investment to develop the properties.

Recent Developments and Factors Affecting Comparability

We are continually evaluating producing property and land acquisition opportunities in our operating area which would expand our operations and provide attractive risk adjusted rates of return on invested capital. The drilling of additional oil and natural gas wells is contingent on our expectation of future oil and natural gas prices.

Investment in Affiliates

Carbon Appalachia

Carbon Appalachia was formed in 2016 by us, Yorktown and Old Ironsides to acquire producing assets in the Appalachian Basin in Kentucky, Tennessee, Virginia and West Virginia. Carbon Appalachia was accounted for as an equity method investment from April 2017 until December 31, 2018, upon the closing of the OIE Membership Acquisition, which required us to consolidate Carbon Appalachia for financial reporting purposes.

Our Ownership of Carbon Appalachia

In December 2018, we completed the acquisition of all of the Class A Units of Carbon Appalachian Company, LLC owned by Old Ironsides for a purchase price of $58.1 million subject to purchase price adjustments (“OIE Membership Acquisition”). As a result of the OIE Membership Acquisition, we now hold all of the issued and outstanding ownership interests of Carbon Appalachia, along with its direct and indirect subsidiaries (Carbon Appalachia Group, LLC, Carbon Tennessee Mining Company, LLC, Carbon Appalachia Enterprises, LLC, Carbon West Virginia Company, LLC, Cranberry Pipeline Corporation, Knox Energy, LLC, Coalfield Pipeline Company and Appalachia Gas Services Company, LLC). As a result, we consolidate Carbon Appalachia for financial reporting purposes.

Outlined below is a summary of (i) ownership changes to Carbon Appalachia since its formation, (ii) our resulting percent ownership of Class A Units, which represents the voting interest in Carbon Appalachia, and (iii) our proportionate share in Carbon Appalachia after giving effect of all classes of ownership interests.

Timing	Ownership Changes	Resulting Class A Units (%)	Proportionate Share (%)
April 2017	Formation: $0.24 million capital contribution	2.00%	2.98%
August 2017	$3.71 million capital contribution	15.20%	16.04%
September 2017	$2.92 million capital contribution	18.55%	19.37%
November 2017	Appalachia Warrant exercise	26.50%	27.24%
December 2018	OIE Membership Acquisition	100.00%	100.00%

See Note 4 to the consolidated financial statements for detailed information regarding Carbon Appalachia.

Carbon California

Carbon California was formed in 2016 by us, Yorktown and Prudential to acquire producing assets in the Ventura Basin in California. Carbon California was accounted for as an equity method investment from February 2017 until January 31, 2018, upon the exercise of the California Warrant, which required us to consolidate Carbon California for financial reporting purposes as of February 1, 2018.

Our Capital Contributions to Carbon California

Outlined below is a summary of (i) ownership changes to Carbon California since its formation, (ii) our resulting percent ownership of Class A Units, and (iii) our proportionate share in Carbon California after giving effect of all classes of ownership interests.

Timing	Ownership Changes	Resulting Class A Units (%)	Proportionate Share (%)
February 2017	Formation	0.00%	17.81%
February 2018	Warrant exercise	46.96%	56.41%
May 2018	$5.0 million capital contribution	47.05%	53.92%

See Note 4 to the consolidated financial statements for detailed information regarding Carbon California.

Recent Acquisitions

When Carbon California makes acquisitions, we contribute our pro rata equity portion of the purchase price to fund such acquisitions. In 2018, we contributed an aggregate of $5.0 million to Carbon California in connection with Carbon California’s acquisition activities.

When Carbon Appalachia made acquisitions (prior to the OIE Membership Acquisition described below), we contributed our pro rata equity portion of the purchase price to fund such acquisitions. During 2018, we did not contribute any funds to Carbon Appalachia. During 2017, we contributed an aggregate of $6.9 million to Carbon Appalachia in connection with Carbon Appalachia’s acquisition activities.

While Carbon Appalachia and Carbon California made other non-material acquisitions that are not specifically listed, the acquisitions described below most meaningfully affect the financial condition of Carbon Appalachia and Carbon California, and, therefore, us. See “Acquisition and Divestiture Activities” for more information about our acquisitions and divestitures.

●	In December 2018, we acquired all of the Class A Units of Carbon Appalachia owned by Old Ironsides for a purchase price of $58.1 million, subject to purchase price adjustments (“OIE Membership Acquisition”). As a result of the OIE Membership Acquisition, we now hold all of the issued and outstanding ownership interests of Carbon Appalachia, along with its direct and indirect subsidiaries (Carbon Appalachia Group, LLC, Carbon Tennessee Mining Company, LLC, Carbon Appalachia Enterprises, LLC, Carbon West Virginia Company, LLC, Cranberry Pipeline Corporation, Knox Energy, LLC, Coalfield Pipeline Company and Appalachia Gas Services Company, LLC). The acquisition was funded with cash, debt and the issuance of notes to Old Ironsides.

●

On July 11, 2018, we completed an acquisition of 54 operated oil and gas wells covering approximately 55,000 gross acres (22,000 net) and the associated mineral interests in the Appalachian Basin for a purchase price of $3.0 million, subject to customary and standard purchase price adjustments (the “Liberty Acquisition”).  The Liberty Acquisition increased our working interest in the acquired wells from 60% to 100%.  The Liberty Acquisition was funded through borrowings under our previous credit facility. The Liberty Acquisition is accounted for as a non-significant asset acquisition.

●	In May 2018, but effective as of October 1, 2017, Carbon California acquired 332 operated and one non-operated oil wells covering approximately 6,800 gross acres (6,600 net), and fee interests in and to certain lands, situated in the Ventura Basin, together with associated wells, pipelines, facilities, equipment and other property rights for a purchase price of $43.0 million, subject to customary and standard purchase price adjustments, from Seneca Resources Corporation (the “Seneca Acquisition”). We contributed approximately $5.0 million to Carbon California to fund our portion of the purchase price with the remainder funded by Prudential and debt. We raised our $5.0 million through the issuance of 50,000 shares of Series B Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), to Yorktown.

●	In September 2017, but effective as of April 1, 2017 for oil and gas assets and September 29, 2017 for the corporate entity, a wholly-owned subsidiary of Carbon Appalachia acquired certain oil and gas assets, including associated mineral interests, certain gathering system assets, associated vehicles and equipment, and all of the outstanding shares of Cranberry Pipeline Corporation, a Delaware corporation (“Cranberry Pipeline”), for a purchase price of $41.3 million from Cabot Oil & Gas Corporation (the “Cabot Acquisition”). We contributed approximately $2.9 million to Carbon Appalachia to fund this acquisition. Cranberry Pipeline operates certain pipeline assets.

●	In August 2017, but effective as of May 1, 2017, a wholly-owned subsidiary of Carbon Appalachia acquired 865 oil and gas leases on approximately 320,300 acres, the associated mineral interests, and gas wells and associated facilities in the Appalachian Basin for a purchase price of approximately $21.5 million from Enervest Energy Institutional Fund XII-A, L.P., Enervest Energy Institutional Fund XII-WIB, L.P., Enervest Energy Institutional Fund XII-WIC, L.P. and Enervest Operating, L.L.C. (the “Enervest Acquisition”) We contributed approximately $3.7 million to Carbon Appalachia to fund this acquisition.

●	In April 2017, but effective as of February 1, 2017 for oil and gas assets and April 3, 2017 for the corporate entity, a wholly-owned subsidiary of Carbon Appalachia acquired all of the issued and outstanding shares of Coalfield Pipeline Company, a Tennessee corporation (“Coalfield Pipeline”), and all of the membership interest in Knox Energy, LLC, a Tennessee limited liability company (“Knox Energy”), for a purchase price of $20.0 million from CNX Gas Company, LLC. (the “CNX Acquisition”). We contributed approximately $0.2 million to Carbon Appalachia to fund this acquisition. Coalfield Pipeline and Knox Energy operate certain pipeline assets and 203 oil and gas leases on approximately 142,600 acres and own the associated mineral interests and vehicles and equipment.

●	In February 2017, but effective as of January 1, 2017, Carbon California acquired 142 oil and gas leases on approximately 10,300 gross acres (1,400 net), the associated mineral interests and gas wells and vehicles and equipment in the Ventura Basin for a purchase price of approximately $4.5 million from Mirada Petroleum, Inc. (the “Mirada Acquisition”). We were not required to contribute any cash to Carbon California to fund this acquisition.

●	In February 2017, but effective as of November 1, 2016, Carbon California acquired 154 oil and gas leases on approximately 5,700 acres, the associated mineral interests, oil and gas wells and associated facilities, a field office building, land and vehicles and equipment in the Ventura Basin for a purchase price of $34.0 million from California Resources Petroleum Corporation and California Resources Production Corporation (the “CRC Acquisition”). We were not required to contribute any cash to Carbon California to fund this acquisition.

Increase in Authorized Shares of Common Stock

On June 1, 2018, we increased the number of authorized shares of our common stock from 10,000,000 to 35,000,000.

Preferred Stock Issuance to Yorktown

In connection with the closing of the Seneca Acquisition, we raised $5.0 million through the issuance of 50,000 shares of Preferred Stock to Yorktown. See Note 9 to the consolidated financial statements.

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

Principal Components of Our Cost Structure

●	Lease operating expenses. Lease operating expenses are costs incurred to bring oil and natural gas out of the ground, together with the costs incurred to maintain our producing properties. Such costs include maintenance, repairs and workover expenses related to our oil and natural gas properties.

●	Transportation and gathering costs. Transportation and gathering costs are incurred to bring oil and natural gas to market. Gathering refers to the utilization of low pressure pipelines to move the oil and natural gas from the wellhead into a transportation pipeline, or in case of oil, into a tank battery from which sales of oil are made.

●	Production and property taxes. Production taxes consist of severance and property taxes and are paid on oil and natural gas produced based on a percentage of market prices or at fixed rates established by federal, state or local taxing authorities.

●	Depreciation, amortization and impairment. We use the full cost method of accounting for oil and gas properties. All costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized. We perform a quarterly ceiling test. The full cost ceiling test is a limitation on capitalized costs prescribed by the SEC. The ceiling test is not a fair value-based measurement; rather, it is a standardized mathematical calculation that compares the net capitalized costs of our full cost pool to estimated discounted cash flows. Should the net capitalized cost exceed the sum of the estimated discounted cash flows, a ceiling test write-down would be recognized to the extent of the excess.

We perform our ceiling tests based on average first-of-the-month prices during the twelve-month period prior to the reporting date. For the years ended December 31, 2018 and 2017, we did not incur a ceiling test impairment.

●	Depletion. Depletion is calculated using capitalized costs in the full cost pool, including estimated asset retirement costs and estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values and depleted based on a unit-of-production method.

●	General and administrative expense. General and administrative expense includes payroll and benefits for our corporate staff, non-cash stock based compensation, costs of maintaining our offices, costs of managing our production, development and acquisition operations, franchise taxes, audit, tax, legal and other professional fees and legal compliance. Certain of these costs are recovered as management reimbursements in place with Carbon California and, prior to the completion of the OIE Membership Acquisition on December 31, 2018, Carbon Appalachia. In 2018, we expensed costs in preparation of an equity raise that we do not believe is likely to occur in the short term.

●	Interest expense. We finance a portion of our working capital requirements for drilling and completion activities and acquisitions with borrowings under our bank credit facilities. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.

●	Income tax expense. We are subject to state and federal income taxes but typically have not been in a tax paying position for regular federal income taxes, primarily due to the current deductibility of intangible drilling costs (“IDC”) and net operating loss (“NOL”) carryforwards. We pay alternative minimum tax, state income or franchise taxes where IDC or NOL deductions do not exceed taxable income or where state income or franchise taxes are determined on another basis. As of December 31, 2018, we have NOL carryforwards of approximately $29.2 million available to reduce future years’ federal taxable income. Prior year federal NOLs expire in various years through 2037 while the current 2018 net operating loss will never expire. As of December 31, 2018, we have various state NOL carryforwards available to reduce future years’ state taxable income, which are dependent on apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. These state NOL carryforwards will expire in the future based upon each jurisdiction’s specific law surrounding NOL carry forwards.

On December 22, 2017, the TCJA was enacted. The TCJA significantly changes the U.S. corporate tax law by, among other things, lowering the U.S. corporate income tax rate from 35% to 21% beginning in January 2018. FASB ASC Topic 740, Income Taxes, requires companies to recognize the impact of the changes in tax law in the period of enactment.

Amounts recorded during the year ended December 31, 2017, related to the TCJA principally are a result of the reduction in the U.S. corporate income tax rate to 21%, which resulted in (i) income tax expense of approximately $6.0 million from the revaluation of our deferred tax assets and liabilities as of the date of enactment and (ii) an income tax benefit totaling $74,000 related to a reduction in our existing valuation allowances relating to refundable Alternative Minimum Tax credits. Reasonable estimates were made based on our analysis of the remeasurement of its deferred tax assets and liabilities and valuation allowances under tax reform. These provisional amounts may be adjusted in future periods if additional information is obtained or further clarification and guidance is issued by regulatory authorities regarding the application of the law.

Other provisions of the TCJA effective in 2018 that may impact income taxes include (i) a limitation on the current deductibility of interest expense in excess of 30% of adjusted taxable income, (ii) a limitation on the usage of NOLs generated after 2017 to 80% of taxable income, (iii) the inclusion of performance based compensation in determining the excessive compensation limitation, and (iv) the unlimited carryforward of NOLs.

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

Like all businesses engaged in the exploration and production of oil and natural gas, we face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well naturally decreases. Thus, an oil and natural gas exploration and production company depletes part of its asset base with each unit of oil or natural gas it produces. We attempt to overcome this natural decline by acquiring more reserves than we produce, conducting field development projects or drilling to find additional reserves. Our future growth will depend on our ability to continue to acquire reserves in a cost-effective manner and enhance production levels from our existing reserves. Our ability to continue to acquire reserves and to add reserves through drilling is dependent on our capital resources and commodity prices and can be limited by many factors, including our ability to access capital in a cost-effective manner and to timely obtain drilling permits and regulatory approvals.

As with our historical acquisitions, any future acquisitions could have a substantial impact on our financial condition and results of operations. In addition, funding future acquisitions may require us to incur additional indebtedness or issue additional equity.

Results of Operations

The following table sets forth for the periods presented our selected historical statements of operations and production data.

	Twelve Months Ended
	December 31,		Percent
(in thousands except per unit data)	2018(1)	2017	Change
Revenue:
Natural gas sales	$16,018	$15,298	5%
Natural gas liquids sales	1,143	-	*
Oil sales	30,891	4,213	633%
Commodity derivative gain (loss)	4,894	2,928	67%
Other income	105	34	208%
Total revenues	53,051	22,473	136%

Expenses:
Lease operating expenses	15,960	6,141	160%
Transportation costs	4,453	2,172	105%
Production and property taxes	1,813	1,276	42%
General and administrative	13,779	9,528	66%
General and administrative–deferred fees writedown	1,999	-	*
General and administrative–related party reimbursement	(4,547)	(2,703)	68%
Depreciation, depletion and amortization	8,108	2,544	219%
Accretion of asset retirement obligations	868	307	183%
Total expenses	42,433	19,265	120%

Operating income (loss)	$10,618	$3,208	231%

Other income and (expense):
Interest expense, net	$(5,920)	$(1,202)	-393%
Warrant derivative gain	225	3,133	-93%
Investment in affiliates	7,859	1,158	579%
Other income	(3)	28	-109%
Total other income (expense)	$2,161	$3,117	-31%

Production data:
Natural gas (MMcf)	5,320	4,896	9%
Oil (MBbl)	451	86	422%
Natural gas liquids (MBbl)	33	-	*
Combined (MMcfe)	8,223	5,414	52%

Average prices before effects of hedges:
Natural gas (per Mcf)	$3.01	$3.13	-4%
Oil and liquids (per Bbl)	$68.53	$48.99	40%
Natural gas liquids (per Bbl)	$34.55	-	*
Combined (per Mcfe)	$5.84	$3.61	62%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$2.96	$3.72	-20%
Oil and liquids (per Bbl)	$60.65	$48.83	24%
Natural gas liquids (per Bbl)	$34.55	-	*
Combined (per Mcfe)	$5.38	$4.15	30%

Average costs (per Mcfe):
Lease operating expenses	$1.94	$1.13	72%
Transportation costs	$0.54	$0.40	35%
Production and property taxes	$0.22	$0.24	-8%
Depreciation, depletion and amortization	$0.99	$0.47	111%

*	Not meaningful or applicable

**	Includes realized and unrealized commodity derivative gains and losses
(1)

Represents 100% of historically owned assets, Carbon California activity for the period of consolidation from February 1, 2018 through December 31, 2018, and other than investments in affiliates does not include Carbon Appalachia activity during 2018 as Carbon Appalachia did not consolidate until December 31, 2018 upon the closing of the OIE Membership Acquisition. As of December 31, 2018, Carbon owned 100% of Carbon Appalachia and holds a 53.92% proportionate share of Carbon California. See Recent Developments and Factors Affecting Comparability.

2018 Compared to 2017

Oil and natural gas sales- Revenues from sales of oil and natural gas increased 146% to approximately $48.1 million for the year ended December 31, 2018 from approximately $19.5 million for the year ended December 31, 2017. This increase was primarily due to the consolidation of Carbon California on February 1, 2018 which contributed approximately $27.5 million in oil, natural gas, and natural gas liquids sales. Oil prices increased from $48.99 to $68.53, or 40%, before hedges, for the year ended December 31, 2018 and 2017, respectively. Natural gas prices decreased from $3.13 to $3.01 per MCF before hedges, for the year ended December 31, 2018 and 2017, respectively.

Commodity derivative gains (loss) - To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed price swap contracts and costless collars. Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-market gains or losses, as well as settlement gains or losses on the derivative instruments, are currently recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts. For the years ended December 31, 2018 and 2017, we had commodity derivative gains of approximately $4.9 million and $2.9 million, respectively.

Lease operating expenses- Lease operating expenses for the year ended December 31, 2018 increased 160% compared to the year ended December 31, 2017. This increase is primarily attributed to the consolidation of Carbon California. On a per Mcfe basis, lease operating expenses increased from $1.13 per Mcfe for the year ended December 31, 2017 to $1.94 per Mcfe for the year ended December 31, 2018. This increase was primarily attributed to the consolidation of Carbon California, which is comprised of oil properties which have higher lease operating expenses per unit of production compared to Carbon’s Appalachian based natural gas production.

Transportation and gathering costs- Transportation and gathering costs increased by 105% from the year ended December 31, 2017 to the year ended December 31, 2018. This increase is attributed to an increase in production as a result of the consolidation of Carbon California which occurred on February 1, 2018. On a per Mcfe basis, these expenses increased from $0.40 per Mcfe for the year ended December 31, 2017, to $0.54 per Mcfe for the year ended December 31, 2018. The increase on a per Mcfe basis is primarily due to higher transportation and processing costs per unit for the Carbon California properties as compared to our Appalachia properties.

Production and property taxes- Production and property taxes increased 42% from approximately $1.3 million for the year ended December 31, 2017 to approximately $1.8 million for the year ended December 31, 2018. This increase is primarily attributed to the consolidation Carbon California as of February 1, 2018. Production and property taxes were $0.22 and $0.24 per Mcfe for the year ended December 31, 2018 and 2017, respectively. Production and property taxes averaged approximately 2.3% and 4.1% of oil and natural gas sales for the year ended December 31, 2018 and 2017, respectively. Ad valorem tax rates, which can fluctuate by year, are determined by individual counties where we have production and are assessed on our sales one or two years in arrears depending on the location of the production.

Depreciation, depletion and amortization (DD&A)- DD&A increased from approximately $2.5 million for the year ended December 31, 2017 to approximately $8.1 million for the year ended December 31, 2018 primarily due to increased oil and natural gas production. On a per Mcfe basis, DD&A increased from $0.47 per Mcfe for the year ended December 31, 2017 to $0.99 per Mcfe for the year ended December 31, 2018. The increase in depletion rate is primarily attributable to the consolidation of Carbon California in the first quarter of 2018 which increased our blended depletion rate.

General and administrative expenses- Cash-based general and administrative expenses, net of related party reimbursement, increased from approximately $8.4 million for the year ended December 31, 2017 to approximately $14.6 million for the year ended December 31, 2018. Approximately $2.0 million of the increase is attributed to financing costs expensed in the preparation of an equity raise that we do not believe is likely to occur in the short term. The remaining change was primarily due to the consolidation of Carbon California and an increase in personnel. Non-cash stock-based compensation and other general and administrative expenses for the years ended December 31, 2018 and 2017, are summarized in the following table:

	Year Ended December 31,		Increase/
	2018	2017	(Decrease)

General and administrative expenses
(in thousands)
Stock-based compensation	$1,133	$1,106	$27
Cash-based general and administrative expenses	12,646	8,422	4,224
General and administrative – deferred fees writedown	1,999	-	1,999
Related party reimbursements	(4,547)	(2,703)	(1,844)
Total general and administrative expenses, net of related party reimbursement	$11,231	$6,825	$4,406

Interest expense- Interest expense increased from approximately $1.2 million for the year ended December 31, 2017 to approximately $5.9 million for the year ended December 31, 2018 primarily due the consolidation of Carbon California on February 1, 2018, a $3.0 million draw in July in connection with the Liberty Acquisition, higher interest rates and higher debt balances on our 2018 Credit Facility for the year ended December 31, 2018 compared to previous credit facility in the same period in 2017. Additionally, deferred debt costs associated with our previous credit facility that were previously capitalized and amortized were expensed in December 2018 in connection with the replacement of the previous credit facility with the 2018 Credit Facility.

Carbon Appalachia

The following table sets forth selected historical consolidated statements of operations and production data for Carbon Appalachia.

	Year Ended December 31, 2018	April 3, 2017 (Inception) through December 31, 2017
	(in thousands except production data)
Revenue:
Natural gas sales	$53,320	$16,128
Oil sales	1,536	685
Gas transportation	2,168	911
Marketing	28,886	11,315
Commodity derivative (loss) gain	(2,369)	2,545
Total revenues	83,541	31,584

Expenses:
Lease operating expenses	23,338	5,587
Transportation, gathering and compression	12,601	4,160
Production and property taxes	4,867	1,464
Gas purchases – marketing	22,890	9,290
General and administrative	2,816	2,044
Depreciation, depletion, and amortization	5,538	2,439
Accretion of asset retirement obligations	553	198
Management and operating fees, related party	4,481	1,582
Total expenses	77,084	26,764

Operating income	6,457	4,820

Other expense:
Class B units issuance	-	924
Interest expense	2,404	891
Net income	$4,053	$3,005

Production data:
Natural gas (MMcf)	16,771	4,378
Oil (MBbl)	27	3
Combined (MMcfe)	16,931	4,398

Carbon California

The following table sets forth selected historical statement of operations and production data for Carbon California.

	Year Ended December 31, 2018	February 15, 2017 (Inception) through December 31, 2017
	(in thousands except production data)
Revenue:
Natural gas sales	$1,250	$1,036
Oil sales	25,954	7,024
Natural gas liquids sales	1,147	556
Commodity derivative gain (loss)	3,966	(1,381)
Total revenues	32,317	7,235

Expenses:
Lease operating expenses	9,019	3,726
Transportation costs	1,925	1,442
Production and property taxes	821	527
General and administrative	3,150	2,177
Depreciation, depletion and amortization	3,677	1,304
Accretion of asset retirement obligations	409	192
Management and operating fees, related party	1,056	525
Total operating expenses	20,057	9,893

Operating income (loss)	12,260	(2,658)

Other expense:
Class B units issuance	-	1,854
Other income	(366)	-
Interest expense	4,100	2,040
Net income (loss)	$8,526	$(6,552)

Production data:
Natural gas (MMcf)	452	351
Oil (MBbl)	371	141
NGLs (MBbl)	33	23
Combined (MMcfe)	2,876	1,339

Liquidity and Capital Resources

Our exploration, development and acquisition activities may require us to make significant operating and capital expenditures. Historically, we have used cash flow from operations and our bank credit facilities as our primary sources of liquidity and on occasion, we have engaged in the sale of assets. Changes in the market prices for oil and natural gas directly impact our level of cash flow generated from operations. The prices we receive for our production are determined by prevailing market conditions and greatly influence our revenue, cash flow, profitability, access to capital and future rate of growth. We employ a commodity hedging strategy in an attempt to moderate the effects of commodity price fluctuations on our cash flow.

The following table reflects our outstanding derivative agreements as of December 31, 2018:

	Natural Gas Swaps		Natural Gas Collars (1)		Oil Swaps (1)
		Weighted		Weighted		Weighted		Weighted
		Average		Average Price	WTI	Average	Brent	Average
Year	MMBtu	Price (a)	MMBtu	Range (a)	Bbl	Price (b)	Bbl	Price (c)

2019	15,055,000	$2.85	836,000	$2.60 – $3.19	218,597	$53.50	148,086	$66.82
2020	12,433,000	$2.73	1,018,000	$2.50 – $2.70	121,147	$55.37	151,982	$66.03
2021	2,598,000	$2.69	-	$-	-	$-	86,341	$67.12

(1)	Includes 100% of Carbon California’s outstanding derivative hedges at December 31, 2018, and not our proportionate share.
(a)	NYMEX Henry Hub Natural Gas futures contract for the respective period.
(b)	NYMEX Light Sweet Crude West Texas Intermediate futures contract for the respective period.
(c)	Brent future contracts for the respective period.

This hedge program mitigates uncertainty regarding cash flow that we will receive with respect to a portion of our expected production through 2021. Future hedging activities may result in reduced income or even financial losses to us. See “Risk Factors-The use of derivative instruments used in hedging arrangements could result in financial losses or reduce income,” in Part I, Item 1A- Risk Factors for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions.

We have derivative contracts with BP Energy Company pursuant to ISDA Master Agreements. BP Energy Company is currently our only derivative contract counterparty.

Management Reimbursements

In our role as manager of Carbon California and prior to the completion of the OIE Membership Acquisition in December 2018, Carbon Appalachia, we received reimbursements for the provision of management services from Carbon Appalachia of approximately $3.0 million for the year ended December 31, 2018, and $50,000 for the one month ended January 31, 2018, from Carbon California. These reimbursements are included in general and administrative - related party reimbursement on our consolidated statements of operations. Effective February 1, 2018, the management reimbursement received from Carbon California is eliminated at consolidation. This elimination was approximately $950,000 for the period February 1, 2018 through December 31, 2018.

In addition to the management reimbursements, approximately $1.5 million in general and administrative expenses were reimbursed for the year ended December 31, 2018 from Carbon Appalachia, and $14,000 for the one month ended January 31, 2018, from Carbon California. General and administrative expenses reimbursed by Carbon California and eliminated in consolidation were approximately $42,000 for the period February 1, 2018, through December 31, 2018.

Operating Reimbursements

In our role as operator of Carbon Appalachia, we receive reimbursements of operating expenses. These expenses are recorded directly to receivable - related party on our consolidated balance sheets and are therefore not included in our operating expenses on our consolidated statements of operations.

Historically, the primary sources of liquidity have been our credit facilities (described below) and cash flow from operations. We may use other sources of capital, including the issuance of debt or equity securities, to fund acquisitions or maintain our financial flexibility.

Credit Facilities

2018 Credit Facility

In connection with and concurrently with the closing of the OIE Membership Acquisition, the Company and its subsidiaries amended and restated the previous credit facility and the CAE Credit Facility which provides for a $500.0 million senior secured asset-based revolving credit facility (the “2018 Credit Facility”) which matures December 31, 2022 and a $15.0 million term loan which matures in 2020. The 2018 Credit Facility includes a sublimit of $1.5 million for letters of credit. The 2018 Credit Facility replaces the previous credit facility and the CAE Credit Facility. The borrowers under the 2018 Credit Facility are CAE and various other subsidiaries of the Company (including Nytis Exploration (USA) Inc., the Company’s wholly-owned subsidiary (“Nytis USA” and together with CAE the “Borrowers”). Under the 2018 Credit Facility, the Company is neither a borrower nor a guarantor. The initial borrowing base under the 2018 Credit Facility is $75.0 million.

The 2018 Credit Facility is guaranteed by each existing and future direct or indirect subsidiaries of the Borrowers and certain other subsidiaries of the Company (subject to various exceptions) and the obligations under the 2018 Credit Facility are secured by essentially all tangible and intangible and real property (subject to certain exclusions).

Interest accrues on borrowings under the 2018 Credit Facility at a rate per annum equal to either (i) the base rate plus an applicable margin equal to 0.25% - 0.75% depending on the utilization percentage or (ii) the Adjusted LIBOR rate plus an applicable margin equal to 2.75% - 3.75% depending on the utilization percentage, at the Borrower’ option. The Borrowers are obligated to pay certain fees and expenses in connection the 2018 Credit Facility, including a commitment fee for any unused amounts of 0.50% and an origination fee of 0.50%. Loans under the 2018 Credit Facility may be prepaid without premium or penalty.

The 2018 Credit Facility also provides for a $15.0 million term loan which bears interest at a rate of 6.25% and is payable in 18 equal monthly installments beginning February 1, 2019 with the last payment due on June 30, 2020.

The 2018 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to (i) incur additional debt; (ii) incur additional liens; (iii) sell, transfer or dispose of assets; (iv) merge or consolidate, wind-up, dissolve or liquidate; (v) make dividends and distribution on, or repurchase of, equity; (vi) make certain investments; (vii) enter into certain transactions with their affiliates; (viii) enter in sale-leaseback transactions; (ix) make optional or voluntary payment of debt other than obligations under the 2018 Credit Facility; (x) change the nature of their business; (xi) change their fiscal year or make changes to the accounting treatment or reporting practices; (xii) amend their constituent documents; and (xiii) enter into certain hedging transactions.

The affirmative and negative covenants are subject to various exceptions, including certain basket amounts and acceptable transaction levels. In addition, the 2018 Credit Facility requires the Borrower’s compliance, on a consolidated basis, with a maximum Net Debt (all debt of the Borrowing Parties minus all unencumbered cash and cash equivalents of the Borrowers not to exceed $3.0 million) / EBITDAX (as defined) ratio of 3.50 to 1.00 and a current ratio covenant minimum of 1.00 to 1.00, tested quarterly, commencing with the quarter ending March 31, 2019.

Fees paid in connection with the 2018 Credit Facility included origination fees of $450,000 and arrangement fees of $80,000. As of December 31, 2018, there was approximately $70.0 million in outstanding borrowings and letters of credit and $5.0 million of additional borrowing capacity under the 2018 Credit Facility.

Old Ironsides Notes

On December 31, 2018, as part of the OIE Membership Acquisition, we delivered unsecured promissory notes in the aggregate original principal amount of approximately $25.1 million to Old Ironsides (the “Old Ironsides Notes”). The Old Ironsides Notes bear interest at 10% per annum and have a term of five years, the first three of which require interest-only payments at the end of each calendar quarter beginning with the quarter ending March 31, 2019. At the end of the three-year interest-only period, the then current outstanding principal balance and interest is to be paid in 24 equal monthly payments. The Old Ironsides Notes also require mandatory prepayments upon the occurrence of certain subsequent liquidity events and a one-time principal reduction payment in the aggregate amount of $2.0 million on or before February 1, 2019.

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

The maximum principal amount available under the Senior Revolving Notes is based upon the borrowing base attributable to Carbon California’s proved oil and gas reserves which is to be determined upon delivery of any reserve report. The current borrowing base is $41.0 million, of which $38.5 million is outstanding as of December 31, 2018. The ability of Carbon California to make distributions to its owners, including us, is dependent upon the terms of the Note Purchase Agreement and Securities Purchase Agreement, which currently prohibit distributions unless they are agreed to by Prudential.

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

As of December 31, 2018, Carbon California was in compliance with its covenants.

Sources and Uses of Cash

Our primary sources of liquidity and capital resources are operating cash flow and borrowings under our credit facilities. On December 31, 2018, we closed the OIE Membership Acquisition. As a result, we now own 100% of all interests in Carbon Appalachia. Upon closing, we received approximately $12.1 million in cash and will now receive 100% of cash flows associated with Carbon Appalachia.

Our primary uses of funds are expenditures for acquisitions, exploration and development activities, leasehold acquisitions, other capital expenditures and debt service.

Low prices for our oil and natural gas production may adversely impact our operating cash flow and amount of cash available for development activities.

The following table presents net cash provided by or used in operating, investing and financing activities.

	Years Ended
	December 31,
(in thousands)	2018	2017

Net cash provided by operating activities	$10,845	$3,920
Net cash used in investing activities	$(70,436)	$(8,533)
Net cash provided by financing activities	$63,677	$5,405

Net cash provided by operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital. Operating cash flows increased approximately $6.9 million for the year ended December 31, 2018 as compared to the same period in 2017. This increase was primarily due to increased revenues attributed to the acquisition and consolidation of oil properties in the Ventura basin in the first quarter of 2018, the Seneca Acquisition in the second quarter of 2018, the Liberty Acquisition in the third quarter of 2018 and higher oil prices for the year ended December 31, 2018, as compared to the same period in 2017.

Net cash used in investing activities is primarily comprised of the acquisition, exploration and development of oil and natural gas properties in addition to expenditures to fund our equity investment in Carbon Appalachia (prior to its consolidation as of December 31, 2018 see Note 4). Net cash used in investing activities increased approximately $61.9 million for the year ended December 31, 2018 as compared to the same period in 2017. The increase was primarily due to (i) the Seneca Acquisition in May 2018 and the Liberty Acquisition in July 2018, accounting for approximately $38.9 million and $3.0 million, respectively, (ii) the OIE Membership Acquisition (see Note 4), accounting for approximately $33.0 million of funds used, net of approximately $12.0 million in cash received, and (iii) the increase in capital expenditures for the development of properties for the year ended December 31, 2018 by approximately $1.1 million compared to the year ended December 31, 2017. During the year ended December 31, 2017, we made an equity investment of approximately $6.9 million in Carbon Appalachia.

Net cash provided by financing activities is primarily comprised of activities associated with our credit facilities and equity contributions and distributions. Net cash provided by financing activities increased approximately $58.3 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily due to (i) borrowings of $25.0 million and $3.0 million made under the Carbon California Senior Revolving Notes and 2018 Subordinated Notes, respectively, to partially fund the Seneca Acquisition in May 2018, (ii) borrowings of approximately $3.0 million made under the previous credit facility to partially fund the Liberty Acquisition in July 2018, (iii) borrowings of approximately $84.2 million made under the 2018 Credit Facility, netted against approximately $64.2 million in repayments of the previous credit facility, to partially fund the OIE Membership Acquisition in December 2018, (iv) an equity contribution from Prudential of $5.0 million to partially fund the Seneca Acquisition in May 2018, and (v) proceeds of $5.0 million from the issuance of preferred shares to Yorktown, which were used by us to fund our share of the Seneca Acquisition in May 2018.

Capital Expenditures

Capital expenditures for the years ended December 31, 2018 and 2017 are summarized in the following table:

	Years Ended December 31,
(in thousands)	2018	2017

Acquisition of oil and gas properties:
Unevaluated properties	$3,464	$1
Oil and natural gas producing properties	63,517	289

Drilling and development	2,074	952
Pipeline and gathering	460	43
Other	921	306
Total capital expenditures	$70,436	$1,591

Capital expenditures reflected in the table above represent cash used for capital expenditures. The majority of drilling and development expenditures were associated with Ventura Basin development projects.

Due to low natural gas commodity prices, we have reduced our drilling and completion activities and have instead focused on the optimization and streamlining of our natural gas gathering and compression facilities and marketing arrangements to provide greater flexibility in moving production to markets with more favorable pricing. Due to relatively favorable oil commodity prices, we have focused on deployment of capital on recompletion activities and return to production activities in the Ventura Basin. Other factors impacting the level of our capital expenditures include the cost and availability of oil field services, general economic and market conditions and weather disruptions.

Off-balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2018, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements, (ii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as natural gas transportation contracts, and (iii) oil and natural gas physical delivery contracts that are not expected to be net cash settled and are considered to be normal sales contracts and not derivatives. We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Capitalized costs applicable to each full cost center are depleted using the units-of-production method based on conversion to common units of measure using one barrel of oil as an equivalent to six thousand cubic feet of natural gas. Changes in estimates of reserves or future development costs are accounted for prospectively in the depletion calculations. Based on this accounting policy, our December 31, 2018 and 2017 reserve estimates were used for our respective period depletion calculations. These reserve estimates were calculated in accordance with SEC rules. See “Business-Reserves” and Notes 1 and 3 to the consolidated financial statements for a more complete discussion of the rule and our estimated proved reserves as of December 31, 2018 and 2017.

Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a quarterly ceiling test for each cost center. The full cost ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is not a fair value-based measurement. Rather, it is a standardized mathematical calculation. The test determines a limit, or ceiling, on the book value of our oil and natural gas properties. That limit is basically the after tax present value of the future net cash flows from proved oil and natural gas reserves. This ceiling is compared to the net book value of the oil and natural gas properties reduced by any related net deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, an impairment or non-cash write-down is required. Such impairments are permanent and cannot be recovered even if the sum of the components noted above exceeds capitalized costs in future periods. The two primary factors impacting this test are reserve levels and oil and natural gas prices and their associated impact on the present value of estimated future net revenues. In 2018 and 2017, we did not recognize a ceiling test impairment. Lower oil and natural gas prices may not only decrease our revenues but may also reduce the amount of oil and natural gas that we can produce economically and potentially lower our oil and natural gas reserves. Negative revisions to estimates of oil and natural gas reserves and decreases in prices can have a material impact of the present value of estimated future net revenues which may require us to recognize impairments of our oil and natural gas properties in future periods.

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

Reference should be made to “Business-Reserves” and “Risk Factors-Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our proved reserves.”

Accounting for Derivative Instruments

We recognize all derivative instruments as either assets or liabilities at fair value. Under the provisions of authoritative derivative accounting guidance, we may or may not elect to designate a derivative instrument as a hedge against changes in the fair value of an asset or a liability (a “fair value hedge”) or against exposure to variability in expected future cash flows (a “cash flow hedge”). The accounting treatment for the changes in fair value of a derivative instrument is dependent upon whether or not a derivative instrument is a cash flow hedge or a fair value hedge, and upon whether or not the derivative is designated as a hedge. Changes in fair value of a derivative designated as a cash flow hedge are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of a derivative instrument designated as a fair value hedge, to the extent the hedge is effective, have no effect on the consolidated statements of operations, because changes in fair value of the derivative offsets changes in the fair value of the hedged item. Where hedge accounting is not elected or if a derivative instrument does not qualify as either a fair value hedge or a cash flow hedge, changes in fair value are recognized in earnings. We have elected not to use hedge accounting and as a result, all changes in the fair values of our derivative instruments are recognized in commodity derivative gain or loss in our consolidated statements of operations.

As of December 31, 2018 and 2017, the fair value of our derivative agreements was an asset of approximately $7.0 million and $225,000, respectively. The fair value measurement of commodity derivative assets and liabilities are measured based upon our valuation model that considers various inputs including (a) quoted forward prices for commodities, (b) time value, (c) notional quantities, (d) current market and contractual prices for the underlying instruments; and (e) the counterparty’s credit risk. Volatility in oil and natural gas prices could have a significant impact on the fair value of our derivative contracts. See Note 11 to the consolidated financial statements for further discussion. The values we report in our consolidated financial statements are as of a point in time and subsequently change as these estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control.

Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period and we expect the volatility to continue. Actual gains or losses recognized related to our commodity derivative instruments will likely differ from those estimated at December 31, 2018, and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

Valuation of Deferred Tax Assets

We use the asset and liability method of accounting for income taxes. Under this method, income tax assets and liabilities are determined based on differences between the financial statement carrying values of assets and liabilities and their respective income tax bases (temporary differences). Income tax assets and liabilities are measured using the tax rates expected to be in effect when the temporary differences are likely to reverse. The effect on income tax assets and liabilities of a change in tax rates is included in earnings in the period in which the change is enacted. With the passage of the TCJA, we are required to remeasure deferred income taxes at the lower 21% corporate rate as of the date the TCJA was signed into law even though the reduced rate was effective January 1, 2018. The book value of income tax assets is limited to the amount of the tax benefit that is more likely than not to be realized in the future.

In assessing the need for a valuation allowance on our deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon whether future book income is sufficient to reverse existing temporary differences that give rise to deferred tax assets, as well as whether future taxable income is sufficient to utilize net operating loss and credit carryforwards. Assessing the need for, or the sufficiency of, a valuation allowance requires the evaluation of all available evidence, both positive and negative. Positive evidence considered by management includes current book income in 2013, 2014, 2017 and 2018, forecasted book income if commodity prices increase, and taxable proceeds from the Liberty participation agreements and the sale of our Deep Rights in leases in Kentucky and West Virginia in 2014. Negative evidence considered by management includes book losses in certain years which were driven primarily from ceiling test write-downs, which are not fair value-based measurements and current commodity prices which will impact forecasted income or loss.

As of December 31, 2018, and 2017, management assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to use our deferred tax assets and determined that it is more-likely-than-not that the deferred tax assets will not be realized in the near future. Based on this assessment, we recorded a net valuation allowance of approximately $17.0 million and $13.3 million on our deferred tax assets as of December 31, 2018 and 2017, respectively.

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

Revenue Recognition

Oil and natural gas revenues are recognized when production volumes are sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred and collectability is reasonably assured. Oil and natural gas revenues are recognized on the basis of our net working revenue interest. Net deliveries in excess of entitled amounts are recorded as a liability, while net deliveries lower than entitled amounts are recorded as a receivable.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Public Accounting Firm

To the Stockholders and Board of Directors of Carbon Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Carbon Energy Corporation (the “Company”) as of December 31, 2018, the related consolidated statement of operations, stockholders' equity, and cash flows, for the year then ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2005.

Denver, Colorado
March 28, 2019

Report of Independent Public Accounting Firm

To the Shareholders and Board of Directors of

Carbon Energy Corporation

Denver, Colorado

OPINIONS ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Carbon Energy Corporation (the “Company”) as of December 31, 2017, and the related consolidated statement of operations, stockholders’ equity, and cash flows, for the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINIONS

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

/s/ EKS&H LLLP

March 31, 2018

Denver, Colorado

CARBON ENERGY CORPORATION

Consolidated Balance Sheets

(In thousands)

	December 31,	December 31,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$5,736	$1,650
Accounts receivable:
Revenue	19,671	2,206
Joint interest billings and other	1,770	1,151
Insurance receivable (Note 3)	522	-
Due from related parties	-	2,075
Commodity derivative asset	3,517	215
Prepaid expense, deposits, and other current assets	1,894	783
Inventory	900	-
Total current assets	34,010	8,080

Non-current assets:
Property, plant and equipment (Note 5)
Oil and gas properties, full cost method of accounting:
Proved, net	248,455	34,178
Unproved	5,416	1,947
Other property, plant and equipment, net	17,563	737
Total property, plant and equipment, net	271,434	36,862

Investments in affiliates (Note 6)	598	14,267
Commodity derivative asset – non-current	3,505	10
Other non-current assets	1,344	790
Total non-current assets	276,881	51,929
Total assets	$310,891	$60,009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities (Note 11)	$34,816	$11,218
Firm transportation contract obligations (Note 14)	6,129	127
Total current liabilities	40,945	11,345
Non-current liabilities:
Firm transportation contract obligations (Note 14)	12,729	134
Production and property taxes payable	2,914	520
Warrant liability	-	2,017
Asset retirement obligations (Note 3)	19,211	7,357
Credit facilities and notes payable (Note 7)	109,138	22,140
Notes payable – related party (Note 7)	49,919	-
Total non-current liabilities	193,911	32,168

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value; liquidation preference of $224,000; authorized 1,000,000 shares, 50,000 and zero shares issued and outstanding at December 31, 2018 and 2017, respectively	1	-
Common stock, $0.01 par value; authorized 35,000,000 shares, 7,655,759 and 6,005,633 shares issued and outstanding at December 31, 2018 and 2017, respectively	77	60
Additional paid-in capital	84,612	58,813
Accumulated deficit	(36,939)	(44,218)
Total Carbon stockholders’ equity	47,751	14,655
Non-controlling interests	28,284	1,841
Total stockholders’ equity	76,035	16,496

Total liabilities and stockholders’ equity	$310,891	$60,009

See accompanying notes to Consolidated Financial Statements.

CARBON ENERGY CORPORATION

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Twelve months ended December 31,
	2018	2017

Revenue:
Natural gas sales	$16,018	$15,298
Natural gas liquids	1,143	-
Oil sales	30,891	4,213
Commodity derivative gain	4,894	2,928
Other income	105	34
Total revenue	53,051	22,473

Expenses:
Lease operating expenses	15,960	6,141
Transportation and gathering costs	4,453	2,172
Production and property taxes	1,813	1,276
General and administrative	13,779	9,528
General and administrative – deferred fees writedown	1,999	-
General and administrative – related party reimbursement	(4,547)	(2,703)
Depreciation, depletion, and amortization	8,108	2,544
Accretion of asset retirement obligation	868	307
Total expenses	42,433	19,265

Operating income	10,618	3,208

Other income and (expense):
Interest expense	(5,920)	(1,202)
Warrant derivative gain	225	3,133
Investment in affiliates	7,859	1,158
Other	(3)	28
Total other income	2,161	3,117

Income before income taxes	12,779	6,325

Provision for income taxes	-	(74)

Net income before non-controlling interest and preferred shares	12,779	6,399

Net income attributable to non-controlling interests	4,375	81

Net income attributable to preferred shares – beneficial conversion feature	1,125	-
Net income attributable to preferred shares – preferred return	224	-

Net income attributable to common shares	$7,055	$6,318

Net income per common share:
Basic	$0.94	$1.12
Diluted	$0.87	$0.49
Weighted average common shares outstanding (in thousands):
Basic	7,525	5,662
Diluted	7,839	6,452

See accompanying notes to Consolidated Financial Statements.

CARBON ENERGY CORPORATION

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Preferred Stock		Additional paid	Non- controlling	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in capital	interest	Deficit	Equity
Balances, December 31, 2016	5,482	$55	-	-	$57,588	$1,865	$(50,536)	$8,973
Stock-based compensation	-	-	-	-	1,106	-	-	1,106
Vested restricted stock	67	1	-	-	(1)	-	-	-
Vested performance units	80	1	-	-	(1)	-	-	-
Restricted stock and performance units exchanged for tax withholding	(55)	(1)	-	-	(398)	-	-	(399)
Shares issued for exercise of warrant (Note 6)	432	4	-	-	2,787	-	-	2,791
Warrant derivative extinguishment	-	-	-	-	2,049	-	-	2,049
Class B Fair Value (Note 6)	-	-	-	-	(4,317)	-	-	(4,317)
Non-controlling interests’ distributions, net	-	-	-	-	-	(105)	-	(105)
Net income	-	-	-	-	-	81	6,318	6,399
Balances, December 31, 2017	6,006	$60	-	-	$58,813	$1,841	$(44,218)	$16,496
Stock based compensation	-	-	-	-	1,133	-	-	1,133
Vested restricted stock	60	1	-	-	(1)	-	-	-
Vested performance units	108	1	-	-	(1)	-	-	-
Restricted stock and performance units exchanged for tax withholding	(46)	-	-	-	(197)	-	-	(197)
Preferred share issuance	-	-	50	1	4,999	-	-	5,000
Beneficial conversion feature	-	-	-	-	1,125	-	(1,125)	-
CCC warrant exercise - share issuance	1,528	15	-	-	8,312	16,465	-	24,792
Majority control of CCC (Note 4)	-	-	-	-	10,429	-	-	10,429
Units issued with 2018 Subordinated Notes, related party (Note 7)	-	-	-	-	-	489		489
Non-controlling interest contributions, net	-	-	-	-	-	5,114	-	5,114
Net income	-	-	-	-	-	4,375	8,404	12,779
Balances, December 31, 2018	7,656	$77	50	$1	$84,612	$28,284	$(36,939)	$76,035

See accompanying notes to Consolidated Financial Statements.

CARBON ENERGY CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Twelve months ended December 31,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$12,779	$6,399
Items not involving cash:
Depreciation, depletion and amortization	8,108	2,544
Accretion of asset retirement obligations	868	307
Unrealized commodity derivative gain	(8,742)	(2,158)
Warrant derivative gain	(225)	(3,133)
Stock-based compensation expense	1,133	1,106
Investment in affiliates gain	(7,734)	(1,128)
Amortization of debt issuance costs	966	176
Other	-	(109)
Net change in:
Accounts receivable	545	(812)
Prepaid expenses, deposits and other current assets	1,067	(477)
Accounts payable, accrued liabilities and firm transportation contracts	2,472	1,205
Other non-current assets	(392)	-
Net cash provided by operating activities	10,845	3,920

Cash flows from investing activities:
Development and acquisition of properties and equipment	(2,995)	(1,591)
Acquisition of oil and gas properties, asset acquisitions (Note 3)	(46,980)	-
Acquisition of oil and gas properties, business combinations, net of cash received (Note 3)	(20,461)	-
Other non-current assets	-	(145)
Investment in affiliates	-	(6,797)
Net cash used in investing activities	(70,436)	(8,533)

Cash flows from financing activities:
Vested restricted stock and performance units exchanged for tax withholding	(197)	(399)
Proceeds from credit facilities and notes payable	118,628	7,210
Proceeds from preferred shares	5,000	-
Payments on credit facilities and notes payable	(64,150)	(1,300)
Payments of debt issuance costs	(718)	-
Contributions from non-controlling interests	5,164	-
Distributions to non-controlling interests	(50)	(106)
Net cash provided by financing activities	63,677	5,405

Net increase in cash and cash equivalents	4,086	792

Cash and cash equivalents, beginning of period	1,650	858

Cash and cash equivalents, end of period	$5,736	$1,650

See Note 16 - Supplemental Cash Flow Disclosure

See accompanying notes to Consolidated Financial Statements.

Note 1 - Organization

Carbon Energy Corporation’s and its subsidiaries’ (formerly known as Carbon Natural Gas Company and referred to herein as “we”, “us”, or “Carbon”) business is comprised of the assets and properties of us and our subsidiaries.

Appalachian and Illinois Basin Operations

In the Appalachian and Illinois Basins, operations are conducted by Nytis Exploration Company, LLC (“Nytis LLC”). The following organizational chart illustrates this relationship as of December 31, 2018.

In December 2018, we completed the acquisition of all of the Class A Units of Carbon Appalachian Company, LLC, a Delaware limited liability company (“Carbon Appalachia”), owned by Old Ironside Fund II-A Portfolio Holding Company, LLC, a Delaware limited liability company (“OIE II-A”), and Old Ironside Fund II-B Portfolio Holding Company, LLC, a Delaware limited liability company (“OIE II-B”), collectively (“Old Ironsides”) for a purchase price of $58.1 million subject to purchase price adjustments (“OIE Membership Acquisition”). As a result of the OIE Membership Acquisition, we now hold all of the issued and outstanding ownership interests of Carbon Appalachia, along with its direct and indirect subsidiaries (Carbon Appalachia Group, LLC, Carbon Tennessee Mining Company, LLC, Carbon Appalachia Enterprises, LLC, Carbon West Virginia Company, LLC, Cranberry Pipeline Corporation, Knox Energy, LLC, Coalfield Pipeline Company and Appalachia Gas Services Company, LLC).

Ventura Basin Operations

In California, Carbon California Operating Company, LLC (“CCOC”), conducts operations on behalf of Carbon California’s operations. On February 1, 2018, Yorktown exercised the California Warrant, resulting in our aggregate sharing percentage in Carbon California increasing from 17.81% to 56.40%. On May 1, 2018, Carbon California closed the Seneca Acquisition. Following the exercise of the California Warrant by Yorktown and the Seneca Acquisition, we own 53.92% of the voting and profits interests and Prudential Legacy Insurance Company of New Jersey and Prudential Insurance Company of America or its affiliates (“Prudential”) owns 46.08% of the voting and profits interest in Carbon California. As of February 1, 2018, we consolidate Carbon California for financial reporting purposes. The following organizational chart illustrates this relationship as of December 31, 2018.

Collectively, references to “us” include Carbon California, CCOC, Nytis Exploration (USA) Inc. (“Nytis USA”), Nytis LLC, and Carbon Appalachia.

Note 2 - Reverse Stock Split

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

Note 3 - Summary of Significant Accounting Policies

Accounting policies used by us reflect industry practices and conform to accounting principles generally accepted in the United States of America (“GAAP”). The more significant of such accounting policies are briefly discussed below.

Principles of Consolidation

The consolidated financial statements include the accounts of us and our consolidated subsidiaries. Upon the closing of the OIE Membership Acquisition on December 31, 2018, we own 100% of Carbon Appalachia. In addition, we own 100% of Nytis USA. Nytis USA owns approximately 98.1% of Nytis LLC. Nytis LLC holds interests in various oil and gas partnerships.

Partnerships and subsidiaries in which we have a controlling interest are consolidated. We are currently consolidating 46 partnerships, Carbon Appalachia, and Carbon California, and we reflect the non-controlling ownership interest in partnerships and subsidiaries as non-controlling interests on our consolidated statements of operations and also reflect the non-controlling ownership interest in the net assets of the partnerships as non-controlling interests within stockholders’ equity on our consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated.

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

Accounts Receivable

We grant credit to all qualified customers, which potentially subjects us to credit risk resulting from, among other factors, adverse changes in the industries in which we operate and the financial condition of our customers. We continuously monitor collections and payments from our customers and, if necessary, maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified.

At December 31, 2018 and 2017, we had not identified any collection issues related to our oil and gas operations and consequently no allowance for doubtful accounts was provided for on those dates.

Revenue

Our Accounts receivable - Revenue is comprised of oil and natural gas revenues from producing activities.

Marketing Gas Revenue

We sell production purchased from third parties as well as production from our own oil and gas producing properties. Gas revenues are recognized on a gross basis as we purchase and take control of the gas prior to sale and are the principal in the transaction.

Storage

Under fee-based arrangements, we receive a fee for storing natural gas. The revenues earned are directly related to the volume of natural gas that flows through our storage systems and are not directly dependent on commodity prices.

Transportation, gathering, and compression

We generally purchase natural gas from producers at the wellhead or other receipt points, gather the natural gas through our gathering system, and then sell the natural gas based on published index market prices. We remit to the producers either an agreed-upon percentage of the actual proceeds that we receive from our sales of natural gas or an agreed-upon percentage of the proceeds based on index related prices for the natural gas, regardless of the actual amount of the sales proceeds we receive. Our revenues under percent-of-proceeds or index arrangements generally correlate with the price of natural gas.

Joint Interest Billings and Other

Our accounts receivable - joint interest billings and other is comprised of receivables due from other exploration and production companies and individuals who own working interests in the properties that we operate. For receivables from joint interest owners, we typically have the ability to withhold future revenues disbursements to recover any non-payment of joint-interest billings.

The Company recognizes revenues associated with over-deliveries or under-deliveries of natural gas to purchasers as an asset or a liability, whichever is appropriate. As of December 31, 2018, and 2017, there was an imbalance due to us in the amount of approximately $551,000 and $193,000, respectively.

Insurance Receivable

Insurance receivable is comprised of insurance claims for the loss of property as a result of wildfires that impacted Carbon California in December 2017. The Company filed claims with its insurance provider and is in receipt of a portion of funds associated with the claims as of December 31, 2018. The Company has determined the receivable is collectible and is included in insurance receivable on the consolidated balance sheets. As of December 31, 2018, the Company has an insurance receivable of $522,000 and collected $3.1 million from previously submitted claims. In January 2019, the Company received a settlement of $800,000 for all remaining claims with the insurance company (see Note 18).

Inventory

Inventory, which consist primarily of natural gas, is recorded at the lower of weighted average cost or market value. Gas that is available for immediate use, referred to as working gas, is recorded within current assets. Inventory also consists of material and supplies used in connection with the Company’s maintenance, storage and handling. Inventory is stated at the lower of cost or net realizable value.

Prepaid Expense, Deposits and Other Current Assets

Our prepaid expense, deposit and other current assets are comprised of prepaid insurance, the current portion of unamortized debt issuance costs and deposits.

Oil and Natural Gas Sales

We sell our oil, natural gas and natural gas liquids production to various purchasers in the industry. The table below presents purchasers that account for 10% or more of total oil, natural gas, and natural gas liquids sales for the years ended December 31, 2018 and 2017. There are several purchasers in the areas where we sell our production. We do not believe that changing our primary purchasers or a loss of any other single purchaser would materially impact our business.

	For the years ended December 31,
Purchaser	2018	2017
Purchaser A	17%	23%
Purchaser E	16%	-%
Purchaser B	12%	17%
Purchaser C	9%	12%
Purchaser D	8%	11%

As of December 31, 2018, none of the above purchasers comprised more than 10% of total accounts receivable. One purchaser’s receivable acquired with the closing of the OIE Membership Acquisition accounts for approximately 10% of accounts receivable as of December 31, 2018.

We recognize an asset or a liability, whichever is appropriate, for revenues associated with over-deliveries or under-deliveries of natural gas to purchasers. A purchaser imbalance asset occurs when we deliver more natural gas than we nominated to deliver to the purchaser and the purchaser pays only for the nominated amount. Conversely, a purchaser imbalance liability occurs when we deliver less natural gas than we nominated to deliver to the purchaser and the purchaser pays for the amount nominated. As of December 31, 2018, and 2017, we had a purchaser imbalance receivable of $551,000 and $193,000, respectively, within account receivables-joint interest billings and other. As of December 31, 2018 and 2017, we had a purchaser imbalance payable of approximately $0 and $25,000 within accounts payable and accrued expenses, respectively.

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

For the years ended December 31, 2018 and 2017, we did not recognize a ceiling test impairment as our full cost pool did not exceed the ceiling limitations. Future declines in oil and natural gas prices, increases in future operating expenses and future development costs could result in impairments of our oil and gas properties in future periods. Impairment changes are a non-cash charge and accordingly would not affect cash flows but would adversely affect our net income and shareholders’ equity.

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

Other Property, Plant and Equipment

Other property, plant and equipment are recorded at cost upon acquisition. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs which do not extend the useful lives of property and equipment are charged to expense as incurred. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Office furniture, automobiles, and computer hardware and software are depreciated over three to five years. Buildings are depreciated over 27.5 years, and pipeline facilities and equipment are depreciated over twenty years. Leasehold improvements are depreciated, using the straight-line method, over the shorter of the lease term or the useful life of the asset. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation and amortization are removed from the accounts.

Base Gas

Gas that is used to maintain wellhead pressures within the storage fields, referred to as base gas, is recorded other property, plant and equipment on the consolidated balance sheets. Base gas is held in a storage field that is not intended for sale but is required for efficient and reliable operation of the facility.

Non-current Assets

We review our non-current assets, consisting of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily to the estimated undiscounted future cash flows in our assessment of whether or not non-current assets have been impaired.

Other Non-current Assets

Our other non-current assets are comprised of bonds and the non-current portion of deferred debt issue and financing costs.

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

If we hold between 20% and 50% of the voting interest in non-consolidated corporate affiliates or generally greater than a 3% to 5% interest of a partnership or limited liability company and exert significant influence or control (e.g., through our influence with a seat on the board of directors or management of operations), the equity method of accounting is generally used to account for the investment. Investment in affiliates will increase or decrease by our share of the affiliates’ profits or losses and such profits or losses are recognized in our consolidated statements of operations. If we hold greater than 50% of voting shares, we will generally consolidate the entities under the voting interest model. Prior to their consolidation on February 1, 2018 and December 31, 2018 for our investments in Carbon California and Carbon Appalachia, respectively, we used the hypothetical liquidation at book value (“HLBV”) method to recognize our share of profits or losses. We review equity method investments for impairment whenever events or changes in circumstances indicate that “an other than temporary” decline in value has occurred.

Related Party Transactions

Management Reimbursements

In our role as manager of Carbon California and Carbon Appalachia (prior to completion of the OIE Membership Acquisition on December 31, 2018), we receive reimbursements for management services. These reimbursements are included in general and administrative – related party reimbursement on our consolidated statements of operations.

Operating Reimbursements

In our role as operator of Carbon California and Carbon Appalachia, we receive reimbursements of operating expenses. These expenses are recorded directly to receivable – due from related parties on our consolidated balance sheets and are therefore not included in our operating expenses on our consolidated statements of operations (see Note 17).

Due from Related parties

As of December 31, 2017, and prior to consolidation of Carbon California and Carbon Appalachia as of February 1, 2018 and December 31, 2018, respectively, our receivables - due from related parties are comprised of receivables from Carbon California and Carbon Appalachia in our role as manager and operator of these entities (see Note 17).

General and Administrative – Deferred Fees Writedown

Approximately $2.0 million in financing costs were expensed in the preparation of an equity raise that we do not believe is likely to occur in the short term.

Warrant Liability

We issued warrants related to investments in Carbon California and Carbon Appalachia. We accounted for these warrants in accordance with guidance contained in Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires these warrants to be recorded on the balance sheet as either an asset or a liability measured at fair value, with changes in fair value recognized in earnings. Accordingly, we classified the warrants as liabilities. The warrants were subject to remeasurement at each balance sheet date, with any change in the fair value recognized as a component of other income or expense in the consolidated statements of operations. For the years ended December 31, 2018 and 2017, changes in the fair value of warrants accounted for gains of approximately $225,000 and $3.1 million, respectively. As of December 31, 2018, all warrants were exercised (see Note 4).

Asset Retirement Obligations

Our asset retirement obligations (“ARO”) relate to future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage and returning such land to its original condition. The fair value of a liability for an ARO is recorded in the period in which it is incurred, and the cost of such liability is recorded as an increase in the carrying amount of the related non-current asset by the same amount. The liability is accreted each period and the capitalized cost is depleted on a units-of-production basis as part of the full cost pool. Revisions to estimated AROs result in adjustments to the related capitalized asset and corresponding liability.

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

The following table is a reconciliation of the ARO for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
(in thousands)	2018	2017

Balance at beginning of year	$7,357	$5,120
Accretion expense	868	307
Change in estimate of cash outflow	361	2,402
Additions from Carbon California (Note 4)	2,921	-
Additions from Seneca Acquisition (Note 4)	5,132	-
Additions from Liberty Acquisition (Note 4)	45	-
Additions from OIE Membership Acquisition	5,626	-
Less: sale of wells	-	(92)
	22,310	7,737
Less: ARO recognized as accounts payable and accrued liabilities	(3,099)	(380)
Balance at end of year	$19,211	$7,357

For the year ended December 31, 2017, we did not have any additions of ARO compared to $14.1 million of additions to ARO in 2018, primarily due to the acquisition of producing oil and gas properties in both the Ventura and Appalachian Basins. Upon the closing of the OIE Membership Acquisition on December 31, 2018 and the closing of the Carbon California Acquisition on February 1, 2018, the asset retirement obligations associated with Carbon Appalachia and Carbon California assets were required to be remeasured at fair value, resulting in the change noted above. During the year ended December 31, 2017, we increased the estimated cost of retirement obligations for certain wells in the Appalachian Basin. Our estimated costs range from $20,000 to $45,000 per well in the Appalachian Basin. This increase to estimated costs resulted in a $2.4 million increase to our ARO in 2017.

Financial Instruments

Our financial instruments include cash and cash equivalents; accounts receivables; prepaid expense, deposits and other current assets; accounts payable and accrued liabilities; commodity derivative assets and liabilities, warrant liability, notes payable and our credit facilities. The carrying value of cash and cash equivalents, accounts receivable, and accounts payables and accrued liabilities are representative of their fair value, due to the short maturity of these instruments. Our commodity derivative assets and liabilities and warrant liability are recorded at fair value, as discussed below and in Note 12. The carrying amount of our credit facilities approximate fair value since borrowings bear interest at variable rates, which are representative of our credit adjusted borrowing rate.

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

Income Taxes

We account for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis, as well as the future tax consequences attributable to the future utilization of existing tax net operating losses and other types of carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. With the passage of the Tax Cut and Jobs Act (“TCJA”), we were required to remeasure deferred income taxes at the lower 21% corporate rate as of the date the TCJA was signed into law even though the reduced rate became effective January 1, 2018.

We account for uncertainty in income taxes for tax positions taken or expected to be taken in a tax return. Only tax positions that meet the more likely than not recognition threshold are recognized.

Stock - Based Compensation

For restricted stock, compensation cost is measured at the grant date, based on the fair value of the awards and is recognized on a straight-line basis over the requisite service period (usually the vesting period). For performance units, once it becomes probable that the performance measure(s) will be achieved, expense is recognized over the remainder of the performance period.

Revenue Recognition

Oil, natural gas and natural gas liquids revenues are recognized when production volumes are sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred, and collectability is reasonably assured. Natural gas revenues are recognized on the basis of our net revenue interest (see Note 10).

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

The following table sets forth the calculation of basic and diluted income per share:

	For the Year Ended December 31,
(in thousands except per share amounts)	2018	2017

Net income attributable to common shareholders	$7,055	$6,318
Less: warrant derivative gain	(225)	(3,133)
Diluted net income	6,830	3,185

Basic weighted-average common shares outstanding during the period	7,525	5,662

Add dilutive effects of warrants and non-vested shares of restricted stock	314	790

Diluted weighted-average common shares outstanding during the period	7,839	6,452

Basic net income per common share	$0.94	$1.12
Diluted net income per common share	$0.87	$0.49

For the year ended December 31, 2018, we had net income and the diluted income per common share calculation includes the anti-dilutive effects of approximately 314,000 non-vested shares of restricted stock. In addition, approximately 280,000 restricted performance units subject to future contingencies were excluded in the basic and diluted income per share calculations. For the year ended December 31, 2017, we had net income and the diluted income per common share calculation includes the anti-dilutive effects of approximately 519,000 warrants and approximately 271,000 non-vested shares of restricted stock. In addition, approximately 259,000 restricted performance units subject to future contingencies were excluded in the basic and diluted income per share calculations.

Oil and Gas Reserves

Oil and gas reserves represent theoretical quantities of crude oil, natural gas, and natural gas liquids (“NGL”) which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond our control. Accordingly, reserve estimates and the projected economic value of our properties will differ from the actual future quantities of oil and gas ultimately recovered and the corresponding value associated with the recovery of these reserves.

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

Recently Adopted Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers(Topic 606) (“ASU 2014-09”), which establishes a comprehensive new revenue recognition standard designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In March 2016, the FASB released certain implementation guidance through ASU 2016-08 (collectively with ASU 2014-09, the “Revenue ASUs”) to clarify principal versus agent considerations. The Revenue ASUs allow for the use of either the full or modified retrospective transition method, and the standard is effective for annual reporting periods beginning after December 15, 2017 including interim periods within that period, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We adopted the guidance using the modified retrospective method with the effective date of January 1, 2018. We did not record a cumulative-effect adjustment to the opening balance of retained earnings as no adjustment was necessary. The adoption of the Revenue ASUs did not impact net income or cash flows. See Note 10 for the new disclosures required by the Revenue ASUs.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes a comprehensive new lease standard designed to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance on January 1, 2019, using the modified retrospective approach.

As part of the assessment process, the Company utilized external consultants to evaluate agreements under this guidance as well as assess the completeness of the lease population. The Company continues to evaluate the effect of adopting ASU 2016-02 on the financial statements, accounting policies, and internal controls. The adoption is expected to result in an increase in the assets and liabilities recorded on its consolidated balance sheet and additional disclosures. The Company does not expect a material impact on its consolidated statement of operations.

In January 2018, the FASB issued Update 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to elect an optional transition practical expedient to not evaluate land easements existing or expiring before the entity’s adoption of Update 2016-02 and not previously accounted for as leases. An entity that elects this practical expedient should evaluate new or modified land easements under this guidance beginning at the date Update 2016-02 is adopted. The Company plans to elect this practical expedient option at the same time it adopts Update 2016-02.

In July 2018, the FASB issued Update No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for an additional transition method that allows an entity to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings (deficit) in the period of adoption. The Company plans to elect this transition method, which will eliminate the need for adjusting prior period comparable financial statements prepared under current lease accounting guidance. The Company will adopt this guidance at the same time it adopts Update 2016-02.

There were various updates recently issued by the FASB, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our reported financial position, results of operations, or cash flows.

Note 4 - Acquisitions and Divestitures

Acquisitions

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

The issuance of the Class B Units and the California Warrant were in contemplation of each other (Note 6), and under non-monetary related party guidance, we accounted for the California Warrant, at issuance, based on the fair value of the California Warrant as of the date of grant (February 15, 2017) and recorded a non-current warrant liability with an associated offset to Additional Paid in Capital (“APIC”). Future changes to the fair value of the California Warrant were recognized in earnings. We accounted for the fair value of the Class B Units at their estimated fair value at the date of grant, which became our investment in Carbon California with an offsetting entry to Additional Paid In Capital (“APIC”). Additionally, we accounted for our 17.81% profits interest in Carbon California as an equity method investment until January 31, 2018.

On February 1, 2018, Yorktown exercised the California Warrant resulting in the issuance of 1,527,778 shares of our common stock in exchange for Yorktown’s Class A Units of Carbon California representing approximately 46.96% of the outstanding Class A Units of Carbon California (a profits interest of approximately 38.59%). After giving effect to the exercise on February 1, 2018, we owned 56.4% of the voting and profits interests of Carbon California. On May 1, 2018, Carbon California closed the Seneca Acquisition. Following the exercise of the California Warrant by Yorktown and the Seneca Acquisition, we own 53.92% of the voting and profits interests, and Prudential owns 46.08% voting and profits interest in Carbon California.

The exercise of the California Warrant and the acquisition of the additional ownership interest is accounted for as a step acquisition in which we obtained control in accordance with ASC 805, Business Combinations (“ASC 805”) (referred to herein as the “Carbon California Acquisition”). We recognized 100% of the identifiable assets acquired, liabilities assumed and the non-controlling interest at their respective fair value as of the date of the acquisition. We exchanged 1,527,778 common shares at a fair value of approximately $8.3 million ($5.45 per share), for 11,000 Class A Units of Carbon California, representing a 38.59% profits ownership interest in Carbon California. We followed the fair value method to allocate the consideration transferred to the identifiable net assets acquired and non-controlling interest (“NCI”) as follows:

Amount (in thousands)
Fair value of Carbon common shares transferred as consideration	$8,327
Fair value of NCI	16,466
Fair value of previously held interest	7,243
Fair value of contribution associated with acquisition of Yorktown’s interest in CCC	8,637
Fair value of business acquired	$40,673

Assets acquired and liabilities assumed are as follows:

Amount (in thousands)
Cash	$275
Accounts receivable:
Joint interest billings and other	690
Receivable - related party	1,610
Prepaid expense, deposits, and other current assets	1,723
Oil and gas properties:
Proved	65,114
Unproved	1,495
Other property, plant, and equipment, net	877
Other non-current assets	475
Accounts payable and accrued liabilities	(6,054)
Commodity derivative liability - current	(916)
Commodity derivative liability - non-current	(1,729)
Asset retirement obligations - current	(384)
Asset retirement obligations - non-current	(2,537)
Subordinated Notes, related party, net	(8,874)
Senior Revolving Notes, related party	(11,000)
Notes payable	(92)
Total net assets acquired	$40,673

During the 4th Quarter of 2018, the Company finalized the determination of fair value and purchase price allocation related to the Carbon California Acquisition.  Based on the final valuation received, the allocation of fair value exceeded the consideration by $8.6 million, which has been reflected in equity as a capital contribution from Yorktown who held a significant membership interest in CCC and is the Company’s largest shareholder (see Note 17).

On the date of the acquisition, we derecognized our equity investment in Carbon California and recognized a gain of approximately $5.4 million based on the fair value of our previously held interest compared to its carrying value.

For assets and liabilities accounted for as business combinations, including the Carbon California Acquisition, to determine the fair value of the assets acquired, the Company primarily used the income approach and made market assumptions as to projections of estimated quantities of oil and natural gas reserves, future production rates, future commodity prices including price differentials as of the date of closing, future operating and development costs, a market participant weighted average cost of capital, and the condition of vehicles and equipment. The determination of the fair value of the accounts payable and accrued liabilities assumed, required significant judgement, including estimates relating to production assets.

Seneca Acquisition

On May 1, 2018, Carbon California acquired approximately 309 oil wells and approximately 6,800 gross acres (6,600 net) of oil and gas leases, and fee interests in and to certain lands, situated in the Ventura Basin, together with associated pipelines, facilities, equipment and other property rights from Seneca Resources Corporation (“Seneca Acquisition”). The transaction closed on May 1, 2018 for a purchase price of $43.0 million, subject to customary and standard purchase price adjustments. We contributed approximately $5.0 million to Carbon California to fund our portion of the purchase price. We raised our $5.0 million through the issuance of 50,000 shares of Preferred Stock to Yorktown. Prudential also contributed $5.0 million to fund its share of the equity portion of the purchase price. Carbon California funded the remaining purchase price from cash, increased borrowings under the Senior Revolving Notes and $3.0 million in proceeds from the issuance of Senior Subordinated Notes.

Utilizing the assistance of third-party valuation specialists, we considered various factors in our estimate of fair value of the acquired assets including (i) reserves, (ii) production rates, (iii) future operating and development costs, (iv) future commodity prices, including price differentials, (v) future cash flows, and (vi) working conditions and expected lives of vehicles and equipment.

We determined that substantially all of the fair value of the assets acquired related to proved oil and gas properties and, as such, the Seneca Acquisition does not meet the definition of a business. Therefore, we have accounted for the transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired.

The fair value of the production assets were determined using the income approach using Level 3 inputs according to the ASC 820, Fair Value, hierarchy. The fair value of the other assets was determined using the market approach using Level 3 inputs. The determination of the fair value of the oil and gas and other property, plant and equipment acquired, and accounts payable and liabilities assumed, required significant judgement, including estimates relating to the production assets and the other transaction costs. We recorded $5.1 million in Asset Retirement Obligation (“ARO”), and $330,000 in assumed liabilities in connection with the Seneca Acquisition. We incurred transaction costs related to the Seneca Acquisition in the amount of $318,000. As this acquisition was determined to be an asset acquisition, transaction costs were capitalized to proved oil and gas properties, net on the balance sheet. Below is the summary of the identifiable assets acquired (in thousands):

Amount (in thousands)
Identifiable assets acquired:
Proved oil and gas properties	$38,021
Unproved oil and gas properties	100
Other property, plant and equipment	588
Other assets	167
Total identified assets	$38,876

Consolidation of Carbon California and Seneca Acquisition Unaudited Pro Forma Results of Operations

Below are unaudited consolidated results of operations for the twelve months ended December 31, 2018 and 2017, as though the Carbon California Acquisition and the Seneca Acquisition had been completed as of January 1, 2017. The Carbon California Acquisition closed February 1, 2018, and the Seneca Acquisition closed May 1, 2018, and accordingly, our unaudited consolidated statements of operations for the year ended December 31, 2018, includes the Carbon California Acquisition results of operations for the period February 1, 2018 through December 31, 2018, inclusive of the Seneca Acquisition results of operations for the period May 1, 2018 through December 31, 2018.

	Unaudited Pro Forma Consolidated Results For Year Ended December 31,
(in thousands, except per share amounts)	2018	2017
Revenue	$33,256	$35,122
Net (loss) income before non-controlling interests	5,232	13,969
Net (loss) income attributable to non-controlling interests	(2,334)	92
Net (loss) income attributable to controlling interests	$7,566	$13,877
Net income per share (basic)	$1.00	$2.49
Net income per share (diluted)	$0.96	$2.14

Liberty Acquisition

On July 11, 2018, we completed an acquisition of 54 operated oil and gas wells covering approximately 55,000 gross acres (22,000 net) and the associated mineral interests in the Appalachian Basin for a purchase price of $3.0 million, subject to customary and standard purchase price adjustments (the “Liberty Acquisition”).  The Liberty Acquisition increased our working interest in the acquired wells from 60% to 100%.  The Liberty Acquisition was funded through borrowings under our previous credit facility. The Liberty Acquisition is accounted for as a non-significant asset acquisition.

Majority Control of Carbon Appalachia

On December 16, 2016, Carbon Appalachia was formed by us, entities managed by Yorktown and entities managed by Old Ironsides to acquire producing assets in the Appalachian Basin in Kentucky, Tennessee, Virginia and West Virginia. Carbon Appalachia began substantial operations on April 3, 2017 and is engaged primarily in acquiring, developing, exploiting, producing, processing, marketing, and transporting oil and natural gas in the Appalachia Basin.

On April 3, 2017, Carbon, Yorktown and Old Ironsides entered in to a limited liability company agreement (the “Carbon Appalachia LLC Agreement”), with an initial equity commitment of $100.0 million, of which $37.0 million has been contributed as of December 31, 2018. Carbon Appalachia (i) issued Class A Units to us, Yorktown and Old Ironsides for an aggregate cash consideration of $12.0 million, (ii) issued Class B Units to us, and (iii) issued Class C Units to us. Additionally, Carbon Appalachia Enterprises, LLC, formerly known as Carbon Tennessee Company, LLC (“Carbon Appalachia Enterprises”), a subsidiary of the Company, entered into a 4-year $100.0 million senior secured asset-based revolving credit facility with LegacyTexas Bank (the “Revolver”) with an initial borrowing base of $10.0 million.

In connection with Carbon entering into the Carbon Appalachia LLC Agreement, and Carbon Appalachia engaging in the transactions described above, Carbon received 1,000 Class B Units and issued to Yorktown a warrant to purchase approximately 408,000 shares of our common stock at an exercise price dictated by the warrant agreement (the “Appalachia Warrant”). The Appalachia Warrant is payable exclusively with Class A Units of Carbon Appalachia held by Yorktown. On November 1, 2017, Yorktown exercised the Appalachia Warrant, resulting in us acquiring 2,940 Class A Units from Yorktown.

On August 15, 2017, the Carbon Appalachia LLC Agreement was amended and, as a result, we agreed to contribute an initial commitment of future capital contributions as well as Yorktown’s, and Yorktown will not participate in future capital contributions. Carbon Appalachia issued Class A Units to us and Old Ironsides for an aggregate cash consideration of $14.0 million. The borrowing base of the Revolver increased to $22.0 million and Carbon Appalachia Enterprises borrowed $8.0 million under the Revolver.

On September 29, 2017, Carbon Appalachia issued Class A Units to us and Old Ironsides for an aggregate cash consideration of $11.0 million.

Prior to the closing of the OIE Membership Acquisition, Old Ironsides held 27,195 Class A Units, which equated to a 72.76% aggregate share ownership of Carbon Appalachia and we held (i) 9,805 Class A Units, (ii) 1,000 Class B Units and (iii) 121 Class C Units, which equated to a 27.24% aggregate share ownership of Carbon Appalachia.

On December 31, 2018, we acquired all of Old Ironsides Class A Units of Carbon Appalachia for approximately $58.1 million, subject to certain closing adjustments. We paid $33.0 million in cash and delivered promissory notes in the aggregate original principal amount of approximately $25.1 million to Old Ironsides (the “Old Ironsides Notes”). The Old Ironsides Notes bear interest at 10% per annum and have a term of five years, the first three of which require interest-only payments at the end of each calendar quarter beginning with the quarter ending March 31, 2019. At the end of the three-year interest-only period, the then current outstanding principal balance and interest is to be paid in 24 equal monthly payments. The Old Ironsides Notes also provide for mandatory prepayments upon the occurrence of certain subsequent liquidity events and a one-time principal reduction payment in the aggregate amount of $2.0 million on or before February 1, 2019. The $2.0 million payment was made to Old Ironsides on February 1, 2019.

The Old Ironsides Acquisition is accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). We recognized 100% of the identifiable assets acquired and liabilities assumed at their respective fair value as of the date of the acquisition. The $58.1 million purchase price was paid for OIE’s outstanding interest, representing approximately 72.76% interest in Carbon Appalachia.

The Company, utilizing the assistance of third-party valuation specialists, considered various factors in its estimate of fair value of the acquired assets and liabilities including (i) reserves, (ii) production rates, (iii) future operating and development costs, (iv) future commodity prices, including price differentials, (v) future cash flows, (vi) a market participant-based weighted average cost of capital, and (vii) real estate market conditions.

We followed the fair value method to allocate the consideration transferred to the identifiable net assets acquired on a preliminary basis as follows:

Amount (in thousands)
Cash consideration	$33,000
Old Ironsides Notes	25,065
Fair value of previously held equity interest	14,158
Fair value of business acquired	$72,223

Assets acquired and liabilities assumed are as follows:

Amount (in thousands)
Cash	$12,283
Accounts receivable:
Revenue	12,834
Trade receivable	1,941
Commodity derivative asset	198
Inventory	900
Prepaid expenses, deposits, and other current assets	456
Oil and gas properties:
Proved	107,499
Unproved	1,869
Other property, plant and equipment, net	15,626
Other non-current assets	514
Accounts payable and accrued liabilities	(19,114)
Due to related parties	(458)
Firm transportation contract obligations	(18,724)
Asset retirement obligations	(5,626)
Notes payable	(37,975)
Total net assets acquired	$72,223

The preliminary fair value of the assets acquired and liabilities assumed were determined using various valuation techniques, including an income approach.

On the date of the acquisition, we derecognized our equity investment in Carbon Appalachia and recognized a gain of approximately $1.3 million based on the fair value of our previously held interest compared to its carrying value.

For assets and liabilities accounted for as business combinations, including the Carbon Appalachia acquisition, to determine the fair value of the assets acquired, the Company primarily used the income approach and made market assumptions as to projections of estimated quantities of oil and natural gas reserves, future production rates, future commodity prices including price differentials as of the date of closing, future operating and development costs, a market participant weighted average cost of capital, and the condition of vehicles and equipment. The Company used the income approach and made market assumptions as to projections of utilization, future operating costs and a market participant weighted average costs of capital to determine the fair value of the firm transportation obligations as well as the plant facilities. The determination of the fair value of accounts payable and accrued liabilities assumed required significant judgement, including estimates relating to production assets.

Consolidation of Carbon Appalachia and OIE Membership Acquisition Unaudited Pro Forma Results of Operations

Below are unaudited consolidated results of operations for the twelve months ended December 31, 2018 and for the period of April 3, 2017 (inception) through December 31, 2017, as though the OIE Membership Acquisition had been completed as of April 3, 2017.

	For Year Ended December 31,	For the period of April 3, 2017 (inception) through December 31,
(in thousands, except per share amounts)	2018	2017
Revenue	$136,592	$54,058
Net (loss) income before non-controlling interests	11,320	7,208
Net (loss) income attributable to non-controlling interests	4,375	81
Net (loss) income attributable to controlling interests	$5,596	7,127
Net income per share (basic)	$0.74	1.26
Net income per share (diluted)	$0.69	0.62

Note 5 – Property, Plant and Equipment

Net property, plant and equipment at December 31, 2018 and 2017 consists of the following:

(in thousands)	As of December 31,
	2018	2017

Oil and gas properties:
Proved oil and gas properties	$347,059	$114,893
Unproved properties not subject to depletion	5,416	1,947
Accumulated depreciation, depletion, amortization and impairment	(98,604)	(80,715)
Net oil and gas properties	253,871	36,125

Pipeline facilities and equipment	12,714	-
Base gas	2,122	-
Furniture and fixtures, computer hardware and software, and other equipment	6,649	1,758
Accumulated depreciation and amortization	(3,922)	(1,021)
Net other property, plant and equipment	17,563	737

Total property, plant and equipment, net	$271,434	$36,862

We had approximately $5.4 million and $1.9 million, at December 31, 2018 and 2017, respectively, of unproved oil and gas properties not subject to depletion. At December 31, 2018 and 2017, our unproved properties consist principally of leasehold acquisition costs in the following areas:

	As of December 31,
(in thousands)	2018	2017

Ventura Basin:
California	$1,595	$-
Illinois Basin:
Indiana	432	432
Illinois	136	136
Appalachian Basin:
Kentucky	920	915
Ohio	66	66
Tennessee	1,869	-
West Virginia	398	398

Total unproved properties not subject to depletion	$5,416	$1,947

During the year ended December 31, 2018, there were no leasehold costs reclassified into proved property.

During the year ended December 31, 2017, expiring leasehold costs reclassified into proved property were approximately $52,000. The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties. These costs do not relate to any individually significant projects. The excluded properties are assessed for impairment at least annually.

We capitalized overhead applicable to acquisition and exploration activities of approximately $337,000 and $66,000 for the years ended December 31, 2018 and 2017, respectively.

Depletion expense related to oil and gas properties for the years ended December 31, 2018 and 2017 was approximately $7.3 million and $2.2 million or $0.89 and $0.40 per Mcfe, respectively. Depreciation expense related to furniture and fixtures, computer hardware and software and other equipment for the years ended December 31, 2018 and 2017 was approximately $803,000 and $387,000, respectively.

Note 6 - Investments in Affiliates

The following table outlines the changes in our investments in affiliates:

(in thousands)	Carbon California	Carbon Appalachia	Other	Total
Balance, December 31, 2016	$-	$-	$668	$668
Investment in affiliates gain	-	1,090	38	1,128
Cash distributions	-	-	(68)	(68)
Cash contributions	-	6,865	-	6,865
Class B Units issuance	1,854	924	-	2,778
Appalachia Warrant exercise	-	2,896		2,896
Balance, December 31, 2017	$1,854	$11,775	$638	$14,267
Investment in affiliates gain	-	1,026	85	1,111
Cash distributions	-	-	(125)	(125)
California Warrant exercise	(1,854)	-		(1,854)
OIE Membership Acquisition		(12,801)		(12,801)
Balance, December 31, 2018	$-	$-	$598	$598

Carbon California

For the period February 15, 2017 (inception) through January 31, 2018, based on our 17.81% interest in Carbon California, our ability to appoint a member to the board of directors and our role of manager of Carbon California, we accounted for our investment in Carbon California under the equity method of accounting as we believed we exerted significant influence. We used the Hypothetical Liquidation at Book Value Method (“HLBV”) to determine our share of profits or losses in Carbon California and adjusted the carrying value of our investment accordingly. The HLBV is a balance-sheet approach that calculates the amount each member of Carbon California would have received if Carbon California were liquidated at book value at the end of each measurement period. The change in the allocated amount to each member during the period represents the income or loss allocated to that member. In the event of liquidation of Carbon California, to the extent that Carbon California has net income, available proceeds are first distributed to members holding Class B Units and any remaining proceeds are then distributed to members holding Class A Units. For the period February 15, 2017 (inception) through January 31, 2018, Carbon California incurred a net loss of which our share (as a holder of Class B Units for that period) was zero.

Effective February 1, 2018, upon the exercise of the California Warrant, we consolidate Carbon California in our consolidated financial statements (see Note 4).

The following table sets forth, selected historical financial data for Carbon California.

(in thousands)	As of December 31, 2018	As of December 31, 2017
Current assets	$11,829	$3,968
Total oil and gas properties, net	84,825	43,458
Non-current assets	89,173	44,759
Current liabilities	6,773	6,899
Non-current liabilities	56,664	23,279
Total members’ equity	37,565	18,549

(in thousands)	Year Ended December 31, 2018	Period February 15, 2017 (inception) through December 31, 2017
Revenues	$32,317	$7,235
Operating expenses	20,057	9,893
Income (loss) from operations	12,260	(2,658)
Net income (loss)	8,526	(6,552)

Carbon Appalachia

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

Timing	Capital Contribution	Resulting Class A Units (%)	Resulting Sharing %
April 2017	$0.24 million	2.00%	2.98%
August 2017	$3.71 million	15.20%	16.04%
September 2017	$2.92 million	18.55%	19.37%
November 2017	Warrant exercise	26.50%	27.24%
December 2018	OIE Membership Acquisition	100%	100%

Based on our 27.24% combined Class A, Class B and Class C interest (and our ability as of December 31, 2018 to earn up to an additional 14.7%) in Carbon Appalachia, our ability to appoint a member to the board of directors and our role of manager of Carbon Appalachia, we are accounting for our investment in Carbon Appalachia under the equity method of accounting as it believes it can exert significant influence. We use the HLBV to determine its share of profits or losses in Carbon Appalachia and adjusts the carrying value of its investment accordingly. Our investment in Carbon Appalachia is represented by our Class A and C interests, which it acquired by contributing approximately $6.9 million in cash and unevaluated property. In the event of liquidation of Carbon Appalachia, available proceeds are first distributed to members holding Class C Units then to holders of Class A Units until their contributed capital is recovered with an internal rate of return of 10%. Any additional distributions would then be shared between holders of Class A, Class B and Class C Units. For the year ended December 31, 2018, Carbon Appalachia incurred a net gain, of which our share is approximately $1.0 million. For the period of April 3, 2017 (inception) through December 31, 2017, Carbon Appalachia incurred a net gain, of which our share is approximately $1.1 million.

On December 31, 2018, we acquired all of Old Ironsides Class A Units of Carbon Appalachia for approximately $58.1 million, subject to certain closing adjustments. We paid $ 33.0 million in cash and issued the Old Ironsides Notes in the aggregate original principal amount of approximately $25.1 million to Old Ironsides.

Effective December 31, 2018, upon the closing of the OlE Membership Acquisition, we consolidate Carbon Appalachia in our consolidated financial statements. See Note 4.

The following table sets forth, selected historical financial data for Carbon Appalachia.

(in thousands)	As of December 31, 2018	As of December 31, 2017
Current assets	$28,613	$20,794
Total oil and gas properties, net	80,674	84,402
Non-current assets	96,814	97,762
Current liabilities	22,126	18,207
Non-current liabilities	58,480	59,420
Total members’ equity	44,821	40,929

(in thousands)	Year Ended December 31, 2018	Period April 3, 2017 (inception) through December 31, 2017
Revenues	$83,541	$31,584
Operating expenses	77,084	26,764
Income from operations	6,457	4,820
Net income	4,053	3,005

Note 7 – Credit Facilities and Notes Payable

The table below summarizes the outstanding credit facilities and notes payable as of December 31, 2018 (in thousands):

2018 Credit Facility – revolver	$69,150
2018 Credit Facility – term note	15,000
Old Ironsides Notes	25,065
Non-current debt	57
Total gross notes payable	109,272
Less: Notes discount	(134)
Total net notes payable	$109,138

The table below summarizes the outstanding notes payable – related party as of December 31, 2018 (in thousands):

Senior Revolving Notes, related party, due February 15, 2022	$38,500
Subordinated Notes, related party, due February 15, 2024	13,000
Total gross notes payable	51,500
Less: Deferred notes costs	156
Less: Notes discount	(1,737)
Total net notes payable	$49,919

2018 Credit Facility

In connection with and concurrently with the closing of the OIE Membership Acquisition, the Company and its subsidiaries amended and restated the Credit Facility and the CAE Credit Facility which provides for a $500.0 million senior secured asset-based revolving credit facility (the “2018 Credit Facility”) which matures December 31, 2022 and a $15.0 million term loan which matures in 2020. The 2018 Credit Facility includes a sublimit of $1.5 million for letters of credit. The borrowers under the 2018 Credit Facility are CAE and various other subsidiaries of the Company (including Nytis Exploration (USA) Inc., the Company’s wholly-owned subsidiary (“Nytis USA” and together with CAE the “Borrowers”). Under the 2018 Credit Facility, Carbon Energy Corporation is neither a borrower nor a guarantor. The initial borrowing base under the 2018 Credit Facility is $75.0 million.

The 2018 Credit Facility is guaranteed by each existing and future direct or indirect subsidiaries of the Borrowers and certain other subsidiaries of the Company (subject to various exceptions) and the obligations under the 2018 Credit Facility are secured by essentially all tangible, intangible and real property (subject to certain exclusions).

Interest accrues on borrowings under the 2018 Credit Facility at a rate per annum equal to either (i) the base rate plus an applicable margin equal to 0.25% - 0.75% depending on the utilization percentage or (ii) the Adjusted LIBOR rate plus an applicable margin equal to 2.75% - 3.75% depending on the utilization percentage, at the Borrowers’ option. The Borrowers are obligated to pay certain fees and expenses in connection the 2018 Credit Facility, including a commitment fee for any unused amounts of 0.50% and an origination fee of 0.50%. Loans under the 2018 Credit Facility may be prepaid without premium or penalty.

The 2018 Credit Facility also provides for a $15.0 million term loan which bears interest at a rate of 6.25% and is payable in 18 equal monthly installments beginning February 1, 2019 with the last payment due on June 30, 2020.

The 2018 Credit Facility contains certain affirmative and negative covenants that, among other things, limit the Company’s ability to (i) incur additional debt; (ii) incur additional liens; (iii) sell, transfer or dispose of assets; (iv) merge or consolidate, wind-up, dissolve or liquidate; (v) make dividends and distribution on, or repurchase of, equity; (vi) make certain investments; (vii) enter into certain transactions with their affiliates; (viii) enter in sale-leaseback transactions; (ix) make optional or voluntary payment of debt other than obligations under the 2018 Credit Facility; (x) change the nature of their business; (xi) change their fiscal year or make changes to the accounting treatment or reporting practices; (xii) amend their constituent documents; and (xiii) enter into certain hedging transactions.

The affirmative and negative covenants are subject to various exceptions, including certain basket amounts and acceptable transaction levels. In addition, the 2018 Credit Facility requires the Borrower’s compliance, on a consolidated basis, with a maximum Net Debt (all debt of the Borrowing Parties minus all unencumbered cash and cash equivalents of the Borrowers not to exceed $3.0 million) / EBITDAX (as defined) ratio of 3.50 to 1.00 and a current ratio minimum of 1.00 to 1.00, tested quarterly, commencing with the quarter ending March 31, 2019. We expect to be in compliance with these covenants throughout the next twelve month period.

Fees paid in connection with the 2018 Credit Facility included origination fees of $450,000 and arrangement fees of $80,000. As of December 31, 2018, there was approximately $70.0 million in outstanding borrowings and letters of credit and $5.0 million of additional borrowing capacity under the 2018 Credit Facility.

The terms of the 2018 Credit Facility require us to enter into derivative contracts at fixed pricing for a certain percentage of our production. We are party to an ISDA Master Agreement with BP Energy Company that establishes standard terms for the derivative contracts and an inter-creditor agreement with LegacyTexas Bank and BP Energy Company whereby any credit exposure related to the derivative contracts entered into by us and BP Energy Company is secured by the collateral and backed by the guarantees supporting the 2018 Credit Facility.

We incurred fees of approximately $962,000 directly associated with the issuance of our previous credit facility and amortized these fees over the life of the credit facility. The unamortized amount of fees associated with the previous credit facility was written off on December 31, 2018 in connection with the amendment. The current portion of unamortized fees is included in prepaid expense, deposits and other current assets and the non-current portion is included in other non-current assets. As of December 31, 2017, we had unamortized deferred issuance costs of $484,000 associated with the previous credit facility. During the years ended December 31, 2018 and 2017, we amortized approximately $786,000 and $176,000, respectively, as interest expense associated with the previous credit facility.

Old Ironsides Notes

On December 31, 2018, as part of the OIE Membership Acquisition, we delivered unsecured, promissory notes in the aggregate original principal amount of approximately $25.1 million to Old Ironsides (the “Old Ironsides Notes”). The Old Ironsides Notes bear interest at 10% per annum and have a term of five years, the first three of which require interest-only payments at the end of each calendar quarter beginning with the quarter ending March 31, 2019. At the end of the three-year interest-only period, the then current outstanding principal balance and interest is to be paid in 24 equal monthly payments. The Old Ironsides Notes also require mandatory prepayments upon the occurrence of certain subsequent liquidity events and a one-time principal reduction payment in the aggregate amount of $2.0 million on or before February 1, 2019. Subsequent to the closing of the OIE Membership Acquisition Old Ironsides ceased to be a related party.

Carbon California – Credit Facilities

Effective as of February 1, 2018, our ownership in Carbon California increased to 56.41% due to the exercise of the California Warrant. As a result of this transaction, we consolidate Carbon California for financial reporting purposes.

On May 1, 2018, Carbon California closed the Seneca Acquisition. Following the exercise of the California Warrant by Yorktown and the Seneca Acquisition, we own 53.9% of the voting and profits interests, and Prudential owns 46.08% voting and profit interest in Carbon California.

Carbon California – Senior Revolving Notes, Related Party

On February 15, 2017, Carbon California entered into the Note Purchase Agreement with Prudential Legacy Insurance Company of New Jersey and Prudential Insurance Company of America for the issuance and sale of the Senior Revolving Notes due February 15, 2022. We are not a guarantor of the Senior Revolving Notes. The closing of the Note Purchase Agreement on February 15, 2017 resulted in the sale and issuance by Carbon California of Senior Revolving Notes in the principal amount of $10.0 million. The maximum principal amount available under the Senior Revolving Notes is based upon the borrowing base attributable to Carbon California’s proved oil and gas reserves which is to be determined at least semi-annually. As of December 31, 2018, the borrowing base was $41.0 million, of which $38.5 million was outstanding.

Carbon California may elect to incur interest at either (i) 5.0% plus the London interbank offered rate (“LIBOR”) or (ii) 4.00% plus the Prime Rate (which is defined as the interest rate published daily by JPMorgan Chase Bank, N.A.). As of December 31, 2018, the effective borrowing rate for the Senior Revolving Notes was 7.39%. In addition, the Senior Revolving Notes include a commitment fee for any unused amounts at 0.50% as well as an annual administrative fee of $75,000, payable on February 15 each year.

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

Carbon California incurred fees directly associated with the issuance of the Senior Revolving Notes and amortizes these fees over the life of the Senior Revolving Notes. The current portion of these fees are included in prepaid expense and deposits and the long-term portion is included in other non-current assets for a combined value of approximately $900,000. For the year ended December 31, 2018, Carbon California amortized fees of $217,000.

The Note Purchase Agreement requires Carbon California to maintain certain financial and non-financial covenants which include the following ratios: total leverage ratio, senior leverage ratio, interest coverage ratio, current ratio, and other qualitative covenants as defined in the Note Purchase Agreement. As of December 31, 2018, Carbon California was in compliance with its financial covenants.

2017 Carbon California – Subordinated Notes

On February 15, 2017, Carbon California entered into the Securities Purchase Agreement with Prudential Capital Energy Partners, L.P. for the issuance and sale of the Subordinated Notes due February 15, 2024, bearing interest of 12% per annum. We are not a guarantor of the Subordinated Notes. The closing of the Securities Purchase Agreement on February 15, 2017 resulted in the sale and issuance by Carbon California of Subordinated Notes in the original principal amount of $10.0 million, of which $10.0 million remains outstanding as of December 31, 2018.

Prudential received an additional 1,425 Class A Units, representing 5% of total sharing percentage, for the issuance of the Subordinated Notes. Carbon California valued this unit issuance based on the relative fair value by valuing the units at $1,000 per unit and aggregating the amount with the outstanding Subordinated Notes of $10.0 million. The Company then allocated the non-cash value of the units of approximately $1.3 million, which was recorded as a discount to the Subordinated Notes. As of December 31, 2018, Carbon California has an outstanding discount of $1.7 million, which is presented net of the Subordinated Notes within Credit facility-related party on the consolidated balance sheets.

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

The Securities Purchase Agreement requires Carbon California to maintain certain financial and non-financial covenants, which include the following ratios: total leverage ratio, senior leverage ratio, interest coverage ratio, asset coverage ratio, current ratio, and other qualitative covenants as defined in the Securities Purchase Agreement. As of December 31, 2018, Carbon California was in compliance with its financial covenants.

Carbon California – 2018 Subordinated Notes

On May 1, 2018, Carbon California entered into an agreement with Prudential for the issuance and sale of the Carbon California 2018 Subordinated Notes in the amount of $3.0 million, of which $3.0 million remains outstanding as of December 31, 2018.

Prudential received 585 Class A Units, representing an approximate 2% additional sharing percentage, for the issuance of the Carbon California 2018 Subordinated Notes. Carbon California valued this unit issuance based on the relative fair value by valuing the units at $1,000 per unit and aggregating the amount with the outstanding Carbon California 2018 Subordinated Notes of $3.0 million. The Company then allocated the non-cash value of the units of approximately $490,000, which was recorded as a discount to the Carbon California 2018 Subordinated Notes. As of December 31, 2018, Carbon California had an outstanding discount of $390,000 associated with these notes, which is presented net of the Carbon California 2018 Subordinated Notes within Credit facility – related party on the consolidated balance sheets. During the year ended December 31, 2018, Carbon California amortized $57,000.

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

The Carbon California 2018 Subordinated Notes agreement requires Carbon California to maintain certain financial and non-financial covenants, which include the following ratios: total leverage ratio, senior leverage ratio, interest coverage ratio, asset coverage ratio, current ratio, and other qualitative covenants as defined in the Carbon California 2018 Subordinated Notes. As of December 31, 2018, Carbon California was in compliance with its financial covenants.

Note 8 - Income Taxes

The provision for income taxes for the years ended December 31, 2018 and 2017 consists of the following:

(in thousands)	For the Year Ended
	December 31,
	2018	2017

Current income tax benefit	$-	$(74)
Deferred income tax (benefit) expense	(260)	7,080
Change in valuation allowance	260	(7,080)

Total income tax benefit	$-	$(74)

The effective income tax rate for the years ended December 31, 2018 and 2017 differed from the statutory U.S. federal income tax rate as follows:

	For the Year Ended
	December 31,
	2018	2017

Federal income tax rate	21.0%	35.0%
State income taxes, net of federal benefit	5.1	3.8
Permanent differences	(1.2)	(20.5)
Non-controlling interest in consolidated partnerships	(9.8)	(0.8)
True-up of prior year depletion in excess of basis	1.3	1.1
Stock-based compensation deficiency	1.1	3.1
Rate changes of prior year deferred	(1.0)	(1.8)
True-up of prior year deferred	4.0	(4.5)
Effect of tax cuts and TCJA	-	91.0
Increase in valuation allowance and other	2.0	(107.7)

Total effective income tax rate	22.5%	(1.1)%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 2018 and 2017 are presented below:

(in thousands)	As of December 31,
	2018	2017

Deferred tax assets
Net operating loss carryforwards	$8,066	$6,407
Depletion carryforwards	2,185	1,934
Accrual and other	863	450
Stock-based compensation	449	476
Asset retirement obligations	4,640	1,944
Property, plant and equipment	2,340	2,972
Total deferred tax assets	18,543	14,183

Deferred tax liability
Interest in partnerships	(517)	(790)
Derivative and other	(1,056)	(57)

Less valuation allowance	(16,970)	(13,336)

Net deferred tax asset	$-	$-

The Company has net operating losses (“NOL”) of approximately $29.2 million available to reduce future years’ federal taxable income. The federal net operating losses generated before 2018 expire beginning in 2031 through 2037. While the 2018 net operating loss will never expire, it is available to offset only 80% of future years’ federal taxable income. The Company has various state NOL carryforwards available to reduce future years’ state taxable income, which are dependent on apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. These state NOL will expire beginning in 2023 through 2037 depending upon each jurisdiction’s specific law surrounding NOL carryforwards. Tax returns are subject to audit by various taxation authorities. The results of any audits will be accounted for in the period in which they are determined.

The Company believes that the tax positions taken in the Company’s tax returns satisfy the more likely than not threshold for benefit recognition. Accordingly, no liabilities have been recorded by the Company. Any potential adjustments for uncertain tax positions would be a reclassification between the deferred tax asset related to the Company’s NOL and another deferred tax asset.

The Company’s policy is to classify accrued penalties and interest related to unrecognized tax benefits in the Company’s income tax provision. As of December 31, 2017, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the current year.

On December 22, 2017 the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The TCJA makes broad and complex changes to the U.S. tax code applicable to certain items in 2017 as well as those applicable to 2018 and subsequent years.

ASC 740 requires the recognition of the tax effects of the of the TCJA for annual periods that include December 22, 2017. At December 31, 2017, the Company had made reasonable estimates of the effects on its existing deferred tax balances. The Company remeasured certain federal deferred tax assets and liabilities based upon the rates at which they are expected to reverse in the future, which is generally twenty one percent. The provisional amount recognized related to the remeasurement of its federal deferred tax balance was $6.0 million, which was subject to a valuation allowance at December 31, 2017.

The Company will continue to analyze the TCJA and future IRS regulations, refine its calculations and gain a more thorough understanding of how individual states are implementing this new law. This further analysis could potentially affect the measurement of deferred tax balances or potentially give rise to new deferred tax amounts.

Note 9 - Stockholders’ Equity

Authorized and Issued Capital Stock

Effective March 15, 2017 and pursuant to a reverse stock split approved by the shareholders and Board of Directors, each 20 shares of issued and outstanding common stock became one share of common stock and no fractional shares were issued. References to the number of shares and price per share give retroactive effect to the reverse stock split for all periods presented. On June 1, 2018, we amended our charter to increase the number of authorized shares of our common stock from 10,000,000 to 35,000,000.

As of December 31, 2018, we had 35.0 million shares of common stock authorized with a par value of $0.01 per share, of which approximately 7.7 million were issued and outstanding, and 1.0 million shares of preferred stock authorized with a par value of $0.01 per share. On April 6, 2018, the Company entered into a preferred stock purchase agreement with Yorktown for a private placement of 50,000 shares of preferred stock for $5.0 million. During the year ended December 31, 2018, the increase in our issued and outstanding common stock is primarily due to (a) Yorktown’s exercise of the California Warrant (see Note 4), resulting in the issuance of approximately 1.5 million shares of our common stock in exchange for Class A Units in Carbon California representing approximately 46.96% of the then outstanding Class A Units, in addition to (b) restricted stock and restricted performance units, net of shares exchanged for payroll tax obligations paid by us, that vested during the year.

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

The Carbon Plans provide for the granting of incentive stock options, non-qualified stock options, restricted stock awards, performance awards and phantom stock awards, or a combination of the foregoing, to employees, officers, directors or consultants, provided that only employees may be granted incentive stock options and directors may only be granted restricted stock awards and phantom stock awards.

Restricted Stock

Restricted stock awards for employees vest ratably over a three-year service period or cliff vest at the end of a three-year service period. For non-employee directors, the awards vest upon the earlier of a change in control of us or the date their membership on the Board of Directors is terminated other than for cause. We recognize compensation expense for these restricted stock grants based on the grant date fair value. The following table shows a summary of our unvested restricted stock under the Carbon Plans as of December 31, 2018 and 2017 as well as activity during the years then ended.

		Weighted Avg
	Number	Grant Date
	of Shares	Fair Value
Restricted stock awards, unvested, January 1, 2017	267,750	$7.78

Granted	81,050	7.20

Vested	(65,753)	8.38

Forfeited	(13,050)	6.19

Restricted stock awards, unvested, December 31, 2017	269,997	$7.54

Granted	106,000	9.820

Vested	(59,550)	6.82

Forfeited	(2,240)	7.41

Restricted stock awards, unvested, December 31, 2018	314,207	$8.40

Compensation costs recognized for these restricted stock grants were approximately $725,000 and $664,000 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was approximately $1.4 million of unrecognized compensation costs related to these restricted stock grants which we expect to be recognized over the next 6.3 years.

Restricted Performance Units

Performance units represent a contractual right to receive one share of our common stock subject to the terms and conditions of the agreements, including the achievement of certain performance measures relative to a defined peer group or the growth of certain performance measures over a defined period of time as well as, in some cases, continued service requirements. The following table shows a summary of our unvested performance units as of December 31, 2018 and 2017 as well as activity during the years then ended.

Number
of Shares
Restricted performance units, unvested, January 1, 2017	296,311

Granted	60,050

Vested	(80,000)

Forfeited	(17,550)

Restricted performance units, unvested, December 31, 2017	258,811

Granted	136,159

Vested	(108,484)

Forfeited	(6,610)

Restricted performance units, unvested, December 31, 2018	279,876

We account for the performance units granted during 2014 through 2018 at their fair value determined at the date of grant, which were $11.80, $8.00, $5.40, $7.20, and $9.80 per share, respectively. The final measurement of compensation cost will be based on the number of performance units that ultimately vest. At December 31, 2018, we estimated that none of the performance units granted in 2018 and 2017 would vest, and, accordingly, no compensation cost has been recorded for these performance units. We estimated that it was probable that the performance units granted in 2014 and 2015 would vest and therefore compensation costs of approximately $135,000 and $442,000 related to these performance units were recognized for the years ended December 31, 2018 and 2017, respectively. During 2018, we estimated that it was probable that the performance units granted in 2016 would vest and therefore compensation costs of approximately $273,000 were recognized, As of December 31, 2018, if change in control and other performance provisions pursuant to the terms and conditions of these award agreements are met in full, the estimated unrecognized compensation cost related to unvested performance units would be approximately $3.0 million.

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

The Preferred Stock accrues cash dividends at a rate of six percent (6%) of the initial issue price of $100 per share per annum. The holders of the Preferred Stock are entitled to the same number of votes of common stock that such share of Preferred Stock would represent on an as converted basis. The holders of the Preferred Stock receive liquidation preference based on the initial issue price of $100 per share plus a preferred return over common stock holders and the holders of any junior ranking stock. As of December 31, 2018, the preferred return was approximately $224,000.

We apply the guidance in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of the Preferred Stock. The Preferred Stock does not feature any redemption rights within the holders’ control or conditional redemption features not within our control as of December 31, 2018. Accordingly, the Preferred Stock is presented as a component of consolidated stockholders’ equity.

We have evaluated the Preferred Stock in accordance with ASC 815, “Derivatives and Hedging”, including consideration of embedded derivatives requiring bifurcation. The issuance of the Preferred Stock could generate a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. Based on the conversion terms and the price at the commitment date, we determined that a BCF was required to be recorded related to the voluntary conversion option by the holder as of December 31, 2018. We recorded the BCF as a reduction of retained earnings and an increase to APIC of $1.1 million, which is based on the difference between the floor price of $8.00 and our stock price as of the commitment date multiplied by the number of shares to be issued. We are also required to evaluate a contingent BCF for the automatic conversion feature, but in accordance with ASC 470, “Debt”, we will not record the effect of the BCF until the contingency is resolved.

Note 10 - Revenue Recognition

Revenue from Contracts with Customers

We recognize revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. Revenues from contracts with customers are recorded on the consolidated statements of operations based on the type of product being sold.

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

Transfer of control drives the presentation of transportation and gathering costs within the accompanying consolidated statements of operations. Transportation and gathering costs incurred prior to control transfer are recorded within the transportation and gathering expense line item on the accompanying consolidated statements of operations, while transportation and gathering costs incurred subsequent to control transfer are recognized as a reduction to the related revenue.

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

Disaggregation of Revenues

In the following table, revenue for the year ended December 31, 2018, is disaggregated by primary region within the United States and major product line. As noted above, we operate as one reportable segment.

(in thousands)
Type	Appalachian and Illinois Basin	Ventura Basin	Total
Natural gas sales	$14,768	$1,250	$16,018
Natural gas liquids sales	-	1,143	1,143
Oil sales	4,963	25,928	30,891
Total natural gas, natural gas liquids, and oil revenue	$19,731	$28,321	$48,052

In the following table, revenue for the year ended December 31, 2017, is disaggregated by primary region within the United States and major product line. As noted above, we operate as one reportable segment.

(in thousands)
Type	Appalachian and Illinois Basin	Ventura Basin	Total
Natural gas sales	$15,298	$-	$15,298
Oil sales	4,213	-	4,213
Total natural gas and oil revenue	$19,511	$-	$19,511

Contract Balances

Under our product sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our product sales contracts do not typically give rise to contract assets or liabilities under ASC 606.

Prior Period Performance Obligations

We record revenue in the month production is delivered to the purchaser, but settlement statements may not be received until 30 to 90 days after the month of production. As such, we estimate the production delivered and the related pricing. Any differences between our initial estimates and actuals are recorded in the month payment is received from the customer. These differences have not historically been material. For the year ended December 31, 2018, revenue recognized in the reporting period related to prior period performance obligations is immaterial.

The estimated revenue is recorded within Accounts receivable – Revenue on the consolidated balance sheets.

Note 11 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2018 and 2017 consist of the following:

(in thousands)
	As of December 31,
	2018	2017

Accounts payable	$7,670	$3,274
Oil and gas revenue suspense	2,675	1,776
Gathering and transportation payables	1,774	497
Production taxes payable	1,860	214
Drilling advances received from joint venture partner	-	245
Accrued lease operating costs	3,155	684
Accrued ad valorem taxes-current	3,474	1,054
Accrued general and administrative expenses	3,111	2,473
Accrued asset retirement obligation-current	3,099	380
Accrued interest	955	247
Accrued gas purchases	5,441	-
Other liabilities	1,603	374

Total accounts payable and accrued liabilities	$34,816	$11,218

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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2018
Asset:
Commodity derivatives	$-	$7,022	$-	$7,022
December 31, 2017
Asset:
Commodity derivatives	$-	$225	$-	$225
Liability:
Warrant derivative liability	$-	$-	$2,017	$2,017

Commodity Derivative

As of December 31, 2018, our commodity derivative financial instruments are comprised of fifteen natural gas swaps, twenty-eight oil swap, and eight natural gas costless collar agreements. As of December 31, 2017, our commodity derivative financial instruments were comprised of eight natural gas swaps, eight oil swaps, and one natural gas costless collar agreements. The fair values of these agreements are determined under an income valuation technique. The valuation model requires a variety of inputs, including contractual terms, published forward prices, volatilities for options and discount rates, as appropriate. Our estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, our credit worthiness and the time value of money. The consideration of these factors results in an estimated exit-price for each derivative asset or liability under a market place participant’s view. All of the significant inputs are observable, either directly or indirectly; therefore, our derivative instruments are included within the Level 2 fair value hierarchy. The counterparty for all of our outstanding commodity derivative financial instruments as of December 31, 2018 is BP Energy Company.

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

We estimated the fair value of the California Warrant on February 15, 2017, the grant date of the warrant, to be approximately $5.8 million, using a call option pricing model with the following assumptions: a seven-year term, exercise price of $7.20, volatility rate of 41.8% and a risk-free rate of 2.3%. As we will receive Class A units in Carbon California in the event the holder exercises the California Warrant, we also considered the fair value of the Class A units in its valuation. We remeasured the California Warrant as of December 31, 2017, using a Monte Carlo valuation model which utilized unobservable inputs including the percentage return on our shares at various timelines, the percentage return on the privately-held Carbon California Class A units at various timelines, an exercise price of $7.20, volatility rate of 45%, a risk-free rate of 2.1% and an estimated remaining term of 6.4 years. The California Warrant was exercised on February 1, 2018; therefore, the warrant liability was extinguished.

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

The following table summarizes the changes in fair value of our financial instruments classified as Level 3 in the fair value hierarchy:

(in thousands)	California Warrant	Appalachia Warrant	Total

Balance, December 31, 2016	$-	$-	$-
Warrant liability	5,769	1,325	7,094
Unrealized (gain) loss included in warrant gain	(3,752)	619	(3,133)
Settlement of warrant liability	-	(1,944)	(1,944)
Balance, December 31, 2017	$2,017	$-	$2,017
Unrealized (gain) included in warrant gain	(225)	-	(225)
Settlement of warrant liability	(1,792)	-	(1,792)
Balance, December 31, 2018	$-	$-	$-

Assets and Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

The fair value of each of the following assets and liabilities measured and recorded at fair value on a non-recurring basis are based on unobservable pricing inputs and therefore, are included within the Level 3 fair value hierarchy.

The fair value of the non-controlling interest in the partnerships we are required to consolidate was determined based on the net discounted cash flows of the proved developed producing properties attributable to the non-controlling interests in these partnerships. See Note 4 for the fair value of the non-controlling interest in Carbon California.

We assume, at times, certain firm transportation contracts as part of our acquisitions of oil and natural gas properties. The fair value of the firm transportation contract obligations was determined based upon the contractual obligations assumed by us and discounted based upon our effective borrowing rate. These contractual obligations are being amortized on a monthly basis as we pay these firm transportation obligations in the future.

The fair value measurements associated with the assets acquired and liabilities assumed in the business combinations for the majority control of Carbon California and OIE Membership Acquisition of Carbon Appalachia are outlined within Note 4.

Debt Discount

The fair value of the debt discount from the 1,425 and 585 additional Class A Units issued in connection with the Subordinated Notes and 2018 Subordinated Notes was $1.3 million and $490,000, respectively. The debt discount was a Level 3 fair value assessment and was based on the relative fair value of Class A Units. Class A Units were issued contemporaneously at $1,000 per Class A Units.

Asset Retirement Obligation

The fair value of our asset retirement obligation liability is recorded in the period in which it is incurred or assumed by taking into account the cost of abandoning oil and gas wells ranging from $20,000 to $45,000, which is based on our historical experience and industry expectations for similar work; the estimated timing of reclamation ranging from one to 75 years based on estimates from reserve engineers; an inflation rate between 1.52% to 2.79%; and a credit adjusted risk-free rate between 3.28% to 8.27%, which takes into account our credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs (see Note 3). During the year ended December 31, 2018, we recorded additions to asset retirement obligations of approximately $14.1 million, which was the result of the Carbon California, Seneca, Liberty, and OIE Membership Acquisitions. We use the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money.

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

Note 13 - Commodity Derivatives

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

Pursuant to the terms of our credit facilities with LegacyTexas Bank and Prudential, we have entered into swap and collar derivative agreements to hedge certain of our oil and natural gas production through 2021. As of December 31, 2018, these derivative agreements consisted of the following:

	Natural Gas Swaps		Natural Gas Collars (1)		Oil Swaps (1)
		Weighted		Weighted		Weighted		Weighted
		Average		Average Price	WTI	Average	Brent	Average
Year	MMBtu	Price (a)	MMBtu	Range (a)	Bbl	Price (b)	Bbl	Price (c)

2019	15,055,000	$2.85	836,000	$2.60 – $3.19	218,597	$53.50	148,086	$66.82
2020	12,433,000	$2.73	1,018,000	$2.50 – $2.70	121,147	$55.37	151,982	$66.03
2021	2,598,000	$2.69	-	$-	-	$-	86,341	$67.12

(1)	Includes 100% of Carbon California’s outstanding derivative hedges at December 31, 2018, and not our proportionate share.
(a)	NYMEX Henry Hub Natural Gas futures contract for the respective period.
(b)	NYMEX Light Sweet Crude West Texas Intermediate futures contract for the respective period.
(c)	Brent future contracts for the respective period.

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

The following table summarizes the fair value of the derivatives recorded in the consolidated balance sheets (Note 11). These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	As of December 31,
	2018	2017
Commodity derivative contracts:
Commodity derivative asset	$3,517	$215
Commodity derivative asset – non-current	$3,505	$10

The table below summarizes the commodity settlements and unrealized gains and losses related to our derivative instruments for the years ended December 31, 2018 and 2017. These commodity settlements and unrealized gains and losses are recorded and included in commodity derivative gain or loss in the accompanying consolidated statements of operations.

(in thousands)	For the year ended December 31,
	2018	2017
Commodity derivative contracts:
Settlement (loss) gains	$(3,848)	$770
Unrealized gains	8,742	2,158

Total settlement and unrealized gains, net	$4,894	$2,928

Commodity derivative settlement gains and losses are included in cash flows from operating activities in our consolidated statements of cash flows.

The counterparty in all our derivative instruments is BP Energy Company. We have entered into International Swaps and Derivatives Association (“ISDA”) Master Agreements with BP Energy Company that establishes standard terms for the derivative contracts and inter-creditor agreements with LegacyTexas Bank/Prudential and BP Energy Company whereby any credit exposure related to the derivative contracts entered into by us and BP Energy Company is secured by the collateral and backed by the guarantees supporting the credit facilities.

We net our derivative instrument fair value amounts executed with BP Energy Company pursuant to ISDA master agreements, which provides for the net settlement over the term of the contracts and in the event of default or termination of the contracts. The following table summarizes the location and fair value amounts of all derivative instruments in the consolidated balance sheet, as well as the gross recognized derivative assets, liabilities and amounts offset in the consolidated balance sheet as of December 31, 2018.

				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
		Assets/	Amounts	Assets/
	Balance Sheet Classification	Liabilities	Offset	Liabilities

Commodity derivative assets:	Commodity derivative	$4,605	$(1,088)	$3,517
	Other non-current assets	4,690	(1,185)	3,505
Total derivative assets		$9,295	$(2,273)	$7,022

Commodity derivative liabilities:
	Commodity derivative	$(1,088)	$1,088	$-
	Commodity derivative: non-current	(1,185)	1,185	-
Total derivative liabilities		$(2,273)	$2,273	$-

The following table summarizes the location and fair value amounts of all derivative instruments in the consolidated balance sheet, as well as the gross recognized derivative assets, liabilities and amounts offset in the consolidated balance sheet as of December 31, 2017.

				Net
		Gross		Recognized
		Recognized	Gross	Fair Value
		Assets/	Amounts	Assets/
	Balance Sheet Classification	Liabilities	Offset	Liabilities

Commodity derivative assets:
	Commodity derivative	$624	$(409)	$215
	Other non-current assets	250	(240)	10
Total derivative assets		$874	$(649)	$225

Commodity derivative liabilities:
	Commodity derivative	$(409)	$409	$-
	Commodity derivative: non-current	(240)	240	-
Total derivative liabilities		$(649)	$649	$-

Due to the volatility of oil and natural gas prices, the estimated fair values of our derivatives are subject to large fluctuations from period to period.

Note 14 - Commitments and Contingencies

We have entered into employment agreements with certain of our executives and officers. The term of the agreements generally ranges from one to two years and provides for renewal provisions in one-year increments thereafter. The agreements provide for, among other items, severance and continuation of benefit payments upon termination of employment or certain change of control events.

We have entered into non-current firm transportation contracts to ensure the transport for certain of our gas production to purchasers. Firm transportation volumes and the related demand charges for the remaining term of these contracts at December 31, 2018 are summarized in the table below.

Period	Dekatherms per day	Demand Charges
January 2019 – March 2020	3,230	$0.20 – 0.62
April 2020 – May 2020	2,150	$0.20
June 2020 – May 2036	1,000	$0.20
Jan 2019 – Oct 2020	6,300	$0.21
Jan 2019 – Aug 2022	49,341	$0.21 – 0.56
Sep 2022 – May 2027	29,990	$0.21

As of December 31, 2018, the remaining commitment related to the firm transportation contracts assumed in the EXCO Acquisition in 2016 and OIE Membership Acquisition is $18.9 million and reflected in the Company’s consolidated balance sheet. The fair values of these firm transportation obligations were determined based upon the contractual obligations assumed by the Company and discounted based upon the Company’s effective borrowing rate. These contractual obligations are being reduced monthly as the Company pays these firm transportation obligations in the future.

Natural gas processing agreement

We have entered into an initial five-year gas processing agreement. We have an option to extend the term of the agreement by another five years. The related demand charges for volume commitments over the remaining term of the agreement at December 31, 2018 are approximately $1.8 million per year. We will pay a processing fee of $2.50 per MCF for the term of the agreement, with a minimum annual volume commitment of 720,000 MCF.

Capital Commitment

As of December 31, 2018, we had no capital commitments associated with Carbon California.

Note 15 - Retirement Savings Plan

We have a 401(k) plan available to eligible employees. The plan provides for 6% matching which vests immediately. For the years ended December 31, 2018 and 2017, we contributed approximately $441,000 and $175,000, respectively, for 401(k) contributions and related administrative expenses.

Note 16 - Supplemental Cash Flow Disclosure

Supplemental cash flow disclosures are presented below. Non-cash transaction items are primarily related to the consolidation of Carbon California and Carbon Appalachia during the year ended December 31, 2018.

(in thousands)	For the Years Ended December 31,
	2018	2017

Cash paid during the period for:
Interest payments	$4,217	$967

Non-cash transactions:
Units issued for 2018 Subordinated Notes	$489	-
Accounts receivable	(17,076)	-
Prepaid expense	(2,178)	-
Commodity derivative asset – current	(198)	-
Inventory	(900)	-
Proved oil and gas properties	(139,613)	-
Unproved oil and gas properties	(3,364)	-
Other fixed assets	(16,502)	-
Equity method investments	14,655	5,674
Other non-current assets	(989)	-
Accounts payable and accrued liabilities	26,292	67
Commodity derivative liability – non-current	2,645	-
Firm transportation contract obligations	18,724	-
Warrant liability	(1,792)	-
Notes payable	83,006	-
Asset retirement obligations	7,879	2,402

Note 17 - Related Parties

During the years ended December 31, 2018 and 2017, we were engaged in the following transactions with related parties:

Carbon California

In 2017, we received 5,077 Class B Units of Carbon California, representing 17.81% of the voting and profits interest.

On February 1, 2018, we received 11,000 Class A Units of Carbon California upon Yorktown’s exercise of the California Warrant.

On May 1, 2018, we received 5,000 Class A Units of Carbon California in connection with our equity contribution of $5.0 million.

On February 15, 2017, we entered into a management service agreement with Carbon California whereby we provide general management and administrative services.  We initially received $600,000 annually, payable in four equal quarterly installments.  We also received a one-time reimbursement of $500,000 in connection with the CRC and Mirada Acquisitions. Effective May 1, 2018, concurrent with the closing of the Seneca Acquisition, we receive $1.2 million annually. Carbon California reimburses us for all management related expenses such as travel, required third-party geological and/or accounting consulting, and other necessary expenses incurred by us in the normal course of managing Carbon California.

In our role as manager of Carbon California we received reimbursements for the provision of management services from Carbon California of $50,000 for the one month ended January 31, 2018. These reimbursements are included in general and administrative - related party reimbursement on our consolidated statements of operations. Effective February 1, 2018, the management reimbursement received from Carbon California is eliminated at consolidation. This elimination was approximately $950,000 for the period February 1, 2018 through December 31, 2018. In addition to the management reimbursements, approximately $14,000 in general and administrative expenses were reimbursed for the one month ended January 31, 2018. General and administrative expenses reimbursed by Carbon California and eliminated in consolidation were approximately $42,000 for the period February 1, 2018, through December 31, 2018.

Carbon California Operating Company (“CCOC”) is our subsidiary and the operator of Carbon California through an operating agreement. The operating agreement includes reimbursements and allocations made under the agreement. As of December 31, 2018, and 2017, approximately zero and $300,000, respectively, is due from Carbon California and included in accounts receivable - due from related party on the consolidated balance sheets.

Carbon Appalachia

During 2017, we received 1,000 Class B Units of Carbon Appalachia, representing a future profits interest after certain return thresholds to Class A Units are met. We also received 121 Class C Units of Carbon Appalachia, representing an approximate 1.0% profits interest, in exchange for unevaluated property in Tennessee.

On November 1, 2017, we received 2,940 Class A units of Carbon Appalachia upon Yorktown’s exercise of the Appalachia Warrant.

On December 31, 2018, we closed the OIE Membership Acquisition, whereby we acquired 100% of all outstanding interests in Carbon Appalachia owned by Old Ironside.

On April 3, 2017, we entered into a management service agreement with Carbon Appalachia whereby we provide general management and administrative services.  We initially received a quarterly reimbursement of $75,000; however, after the Enervest Acquisition in August 2017, the amount of the reimbursement varies quarterly based upon the percentage of our production in relation to the total of our production and Carbon Appalachia. During 2017, we also received a one-time reimbursement of $300,000 in connection with the CNX Acquisition.

In our role as manager of Carbon Appalachia, prior to the completion of the OIE Membership Acquisition in December 2018, we received reimbursements for the provision of management services from Carbon Appalachia of approximately $3.0 million for the year ended December 31, 2018. These reimbursements are included in general and administrative - related party reimbursement on our consolidated statements of operations. In addition to the management reimbursements, approximately $1.5 million in general and administrative expenses were reimbursed for the year ended December 31, 2018 from Carbon Appalachia.

Nytis LLC is the operator of Carbon Appalachia through an operating agreement. The operating agreement includes reimbursements and allocations made under the agreement. As of December 31, 2018, and 2017, approximately zero and $1.8 million, respectively, is due from Carbon Appalachia and included in accounts receivable – due from related party on the consolidated balance sheets.

Ohio Basic Minerals

During 2017, we received $96,000 in management reimbursements from Ohio Basic Minerals. There were no such reimbursements in 2018.

Total Management Reimbursements

Total management reimbursements recorded by us for the year ended December 31, 2018 and 2017 and described in detail above, were approximately $4.5 million and $1.6 million, respectively, of which approximately zero and $579,000 was included in accounts receivable – due from related party on the consolidated balance sheets as of December 31, 2018 and 2017.

Note 18 - Subsequent Events

In January 2019, we reached a settlement agreement and received an $800,000 payment from our insurance provider related to the damage caused by the Carbon California wildfires.

We evaluated activities from December 31, 2018, to the date of the independent registered public accountants report, the date these financial statements were available for issuance, we believe there are no additional subsequent events requiring recognition or disclosure.

Note 19 - Supplemental Financial Data - Oil and Gas Producing Activities (unaudited)

Estimated Proved Oil, Natural Gas, and Natural Gas Liquid Reserves

The reserve estimates as of December 31, 2018 and 2017 presented herein were made in accordance with oil and gas reserve estimation and disclosure authoritative accounting guidance.

Proved oil, natural gas, and natural gas liquid reserves as of December 31, 2018 and 2017 were calculated based on the prices for oil, natural gas, and natural gas liquids during the twelve-month period before the reporting date, determined as an un-weighted arithmetic average of the first-day-of-the month price for each month within such period. This average price is also used in calculating the aggregate amount and changes in future cash inflows related to the standardized measure of discounted future cash flows. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. SEC rules dictate the types of technologies that a company may use to establish reserve estimates, including the extraction of non-traditional resources, such as bitumen extracted from oil sands as well as oil and gas extracted from shales.

Our estimates of our net proved, net proved developed, and net proved undeveloped oil, gas and natural gas liquids reserves and changes in our net proved oil, natural gas, and natural gas liquid reserves for 2018 and 2017 are presented in the table below. Proved oil, natural gas, and natural gas liquid reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Existing economic conditions include the average prices for oil and gas during the twelve-month period prior to the reporting date of December 31, 2018 and 2017 unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Prices do not include the effects of commodity derivatives. The independent engineering firm, Cawley, Gillespie & Associates, Inc. (“CGA”) evaluated and prepared independent estimated proved reserves quantities and related pre-tax future cash flows as of December 31, 2018 and 2017. To facilitate the preparation of an independent reserve study, we provided CGA our reserve database and related supporting technical, economic, production and ownership information. Estimated reserves and related pre-tax future cash flows for the non-controlling interests of the consolidated partnerships included in our consolidated financial statements were based on CGA’s estimated reserves and related pre-tax future cash flows for the specific properties in the partnerships and have been added to CGA’s reserve estimates for December 31, 2018 and 2017 (see Note 3).

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

A summary of the changes in quantities of proved oil, natural gas, and natural gas liquid reserves for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	2018				2017
	Oil	Natural Gas	NGL	Total	Oil	Natural Gas	NGL	Total
	MBbls	MMcf	MBbls	MMcfe	MBbls	MMcf	MBbls	MMcfe
Proved reserves, beginning of year	919	81,702	-	87,216	882	74,265	-	79,557
Revisions of previous estimates	(2,803)	1,832	(1,147)	(21,868)	107	12,199	-	12,841
Extensions and discoveries	-	-	-	-	16	136	-	232
Production	(451)	(4,798)	(33)	(7,702)	(86)	(4,898)	-	(5,414)
Purchases of reserves in-place	21,233	376,664	3,103	522,680	-	-	-	-
Sales of reserves in-place	-	-	-	-	-	-	-	-
Proved reserves, end of year	18,898	455,400	1,923	580,326	919	81,702	-	87,216

Proved developed reserves at:
End of year	14,336	450,424	1,472	545,272	903	81,702	-	87,216
Proved undeveloped reserves at:
End of year	4,562	4,976	451	35,054	16	-	-	96

The estimated proved reserves for December 31, 2018 and 2017 includes approximately 3.3 Bcfe and 3.0 Bcfe, respectively, attributed to non-controlling interests of consolidated partnerships.

Aggregate Capitalized Costs

The aggregate capitalized costs relating to oil and gas producing activities at the end of each of the years indicated were as follows:

(in thousands)	2018	2017

Oil and gas properties:
Proved oil and gas properties	$347,059	$114,893
Unproved properties not subject to depletion	5,416	1,947
Accumulated depreciation, depletion, amortization and impairment	(98,604)	(80,715)
Total	$253,871	$36,125

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

The following costs were incurred in oil and gas property acquisition, exploration, and development activities during the years ended December 31, 2018 and 2017:

(in thousands)	2018	2017

Property acquisition costs:
Unevaluated properties	$3,464	$1
Proved properties and gathering facilities	63,517	289
Development costs	2,074	952
Gathering facilities	460	43
Asset retirement obligation	14,085	2,309
Total	$83,600	$3,594

Our investment in unproved properties as of December 31, 2018, by the year in which such costs were incurred is set forth in the table below:

	2018	2017	2016 and Prior
(in thousands)
Acquisition costs	$3,464	$1	$1,946

Results of Operations from Oil and Gas Producing Activities

Results of operations from oil and gas producing activities for the years ended December 31, 2018 and 2017 are presented below:

(in thousands)
	2018	2017

Revenues:
Oil and gas sales, including commodity derivative gains and losses	$52,946	$22,439

Expenses:
Production expenses	22,226	9,589
Depletion expense	7,305	2,157
Accretion of asset retirement obligations	868	307
Total expenses	30,399	12,053

Results of operations from oil and gas producing activities	$22,547	$10,386

Depletion rate per Mcfe	$0.89	$0.40

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

(in thousands)	December 31,
	2018	2017

Future cash inflows	$2,878,392	$283,664
Future production costs	(1,538,870)	(119,501)
Future development costs	(76,852)	(210)
Future income taxes	(258,277)	(35,482)
Future net cash flows	1,004,393	128,471
10% annual discount	(612,325)	(71,389)
Standardized measure of discounted future net cash flows	$392,068	$57,082

Changes in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

An analysis of the changes in the standardized measure of discounted future net cash flows during each of the last two years is as follows:

	December 31,
	2018	2017
(in thousands)

Standardized measure of discounted future net cash flows, beginning of period	$57,082	$44,711
Sales of oil and gas, net of production costs and taxes	(25,681)	(10,038)
Price revisions	133,789	17,588
Extensions, discoveries and improved recovery, less related costs	-	298
Changes in estimated future development costs	(32,711)	(324)
Development costs incurred during the period	926	804
Quantity revisions	(23,484)	11,196
Accretion of discount	5,708	4,471
Net changes in future income taxes	(89,117)	(7,425)
Purchases of reserves-in-place	391,877	-
Sales of reserves-in-place	-	-
Changes in production rate timing and other	(26,321)	(4,199)

Standardized measure of discounted future net cash flows, end of period	$392,068	$57,082

The twelve-month weighted averaged adjusted prices in effect at December 31, 2018 and 2017 were as follows:

	2018	2017
Oil (per Bbl)	$65.56	$51.34
Natural Gas (per Mcf)	$3.10	$2.98

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on these criteria.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information regarding our directors and officers:

Name	Age	Position
Patrick R. McDonald	62	Chief Executive Officer and Director
Mark D. Pierce	65	President
Kevin D. Struzeski	60	Chief Financial Officer, Treasurer and Secretary
James H. Brandi	70	Chairman of the Board
David H. Kennedy	69	Director
Bryan H. Lawrence	76	Director
Peter A. Leidel	62	Director
Edwin H. Morgens	77	Director

Executive Officer/Director

Patrick R. McDonald. Mr. McDonald is Chief Executive Officer and Director of the Company and has been Chief Executive Officer since 2004. From 1998 to 2003, Mr. McDonald was Chief Executive Officer and Director of Carbon Energy Corporation, an oil and gas exploration and production company which in 2003 was merged with Evergreen Resources, Inc. From 1987 to 1997 Mr. McDonald was Chief Executive Officer and Director of Interenergy Corporation, a natural gas gathering, processing and marketing company which in December 1997 was merged with KN Energy Inc. Prior to that he worked as an exploration geologist with Texaco International Exploration Company where he was responsible for oil and gas exploration efforts in the Middle East and Far East. Mr. McDonald served as Chief Executive Officer of Forest Oil Corporation from June 2012 until the completion of its business combination with Sabine Oil & Gas in December 2014. Mr. McDonald is Chairman of the Board of Prairie Provident Resources (TSX: PPR), an exploration and production company based in Calgary, Alberta, Canada. Mr. McDonald received a Bachelor’s degree in both Geology and Economics from Ohio Wesleyan University and a Masters degree in Business Administration (Finance) from New York University. Mr. McDonald is a Certified Petroleum Geologist and is a member of the American Association of the Petroleum Geologists and of the Canadian Society of Petroleum Geologists.

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

James H. Brandi. Mr. Brandi is Chairman of the Board of Directors and has been a Director since 2012. Mr. Brandi was formerly a Managing Director of BNP Paribas Securities Corp., where he served from 2010 until 2011. From 2005 to 2010, Mr. Brandi was a partner of Hill Street Capital, LLC, a financial advisory and private investment firm purchased by BNP Paribas in 2010. From 2001 to 2005, Mr. Brandi was a Managing Director at UBS Securities, LLC, where he was the Deputy Global Head of the Energy and Power Groups. Prior to 2001, Mr. Brandi was a Managing Director at Dillon, Read & Co. Inc. and later its successor firm, UBS Warburg, concentrating on transactions in the energy and consumer goods areas. Mr. Brandi currently serves as a director of OGE Energy Corp (NYSE: OGE) and had served as a member of the board of directors of Approach Resources, Inc. from 2007-2017.

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

David H. Kennedy. Mr. Kennedy has been a Director since December 2014 and previously served as a director from February 2011 to March 2012. Mr. Kennedy is since 2005 an Executive Advisor to Cadent Energy Partners. From 2001 - 2004, Mr. Kennedy served as an advisor to RBC Energy Fund and served on the boards of several of its portfolio companies. Mr. Kennedy was a managing director of First Reserve Corporation from its founding in 1981 until 1998, serving on boards of several of its portfolio companies. From 1974 to 1981, Mr. Kennedy was employed by Price Waterhouse. Mr. Kennedy served as a director of predecessor company Carbon Energy Corporation.

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

Bryan H. Lawrence. Mr. Lawrence has been a Director since 2005. Since 1997, Mr. Lawrence is a founder and member of Yorktown Partners LLC, a manager of private equity partnerships which invest in the energy industry. Mr. Lawrence had previously been employed at Dillon, Read & Co. Inc. since 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in 1997. Mr. Lawrence also serves as a Director of Star Group, L.P. (NYSE:SGU), Hallador Energy Company (NASDAQ:HNRG), Ramaco Resources, Inc. (NASDAQ:METC) and certain non-public companies in which Yorktown partnerships hold equity interests. Mr. Lawrence served as a director of predecessor companies Carbon Energy Corporation and Interenergy Corporation.

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

Peter A. Leidel. Mr. Leidel has been a Director since 2005. Since 1997, Mr. Leidel is a founder and member of Yorktown Partners LLC, a manager of private equity partnerships which invest in the energy industry. Mr. Leidel had previously been employed at Dillon, Read & Co. since 1983, serving as Senior Vice President until the merger of Dillon Read with SBC Warburg in 1997. He was previously employed in corporate treasury positions at Mobil Corporation and worked for KPMG Peat Marwick and the U.S. Patent and Trademark Office. Mr. Leidel is a director of Mid Con Energy Partners, L.P. (NASDAQ:MCEP), Extraction Oil & Gas, Inc. (NASDAQ: XOG) and certain non-public companies in which Yorktown partnerships hold equity interests. Mr. Leidel served as a director of predecessor companies, Carbon Energy Corporation and Interenergy Corporation.

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

Edwin H. Morgens. Mr. Morgens has been a Director since May 2012. Since 1967, Mr. Morgens is Chairman and Co-founder of Morgens, Waterfall, Vintiadis & Company, Inc., a New York investment firm. Mr. Morgens is a trustee of the American Museum of Natural History, an Overseer of the Weill Cornell Medical College and emeritus trustee of Cornell University.

Our Board of Directors believes that Mr. Morgens should serve as director because of his current and prior experience on the board of directors of other public companies and his extensive financial expertise, which he has acquired through his years of experience in the financial investment advisory industry.

Other Executive Officers

Mark D. Pierce. Mr. Pierce has been President since October 2012 and was Operations Manager and Senior Vice President from 2005 to 2012. He began his career at Texaco, Inc. in 1975 and from 1977 until 1997 was employed by Ashland Exploration, Inc. attaining the position of Vice President Eastern Region and Gas Marketing. His experience includes both domestic and international work. He is a registered Petroleum Engineer in Kentucky and West Virginia.

Kevin D. Struzeski.  Mr. Struzeski has been Chief Financial Officer, Treasurer and Secretary since 2005.  From 2003 to 2004, Mr. Struzeski was the Director of Treasury at Evergreen Resources, Inc., and from 1998 to 2003, he was Chief Financial Officer, Secretary and Treasurer of Carbon Energy Corporation. Mr. Struzeski served as Accounting Manager for Media One Group from 1997 to 1998 and prior to that was employed as Controller for Interenergy Corporation from 1995 to 1997. Mr. Struzeski is a Certified Public Accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the 1934 Act requires our directors and officers and any persons who own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports files. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during 2018, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis, except for the timely filing of Form 4 reports for the following transactions:

●	On December 28, 2017, Mr. McDonald paid the tax liability for the vesting of restricted stock and performance units by withholding securities incident to the receipt of these securities. We filed a Form 4 on April 9, 2018 to report this transaction.

●	On December 28, 2017, Mr. Struzeski paid the tax liability for the vesting of restricted stock and performance units by withholding securities incident to the receipt of these securities. We filed a Form 4 on April 9, 2018 to report this transaction.

●	On December 28, 2017, Mr. Pierce paid the tax liability for the vesting of restricted stock and performance units by withholding securities incident to the receipt of these securities. We filed a Form 4 on April 9, 2018 to report this transaction.

●	On November 1, 2017, Yorktown Energy Partners IX, L.P. exercised the CAC Warrant. On February 1, 2018, Yorktown Energy Partners IX, L.P. exercised the CCC warrant. On April 4, 2018, Messrs. Lawrence and Leidel made an acquisition of our common stock. Form 4 reports were filed by Messrs. Lawrence, Leidel, Yorktown XI Associates LLC and Yorktown Energy Partners XI, L.P. on April 9, 2018 and September 18, 2018 to report these transactions.

Code of Ethics

The Board has adopted a Board of Directors Code of Business Conduct and Ethics, which applies to all of our directors. Our Code of Business Conduct and Ethics covers topics including, but not limited to, conflicts of interest, insider dealing, competition, discrimination and harassment, confidentiality, bribery and corruption, sanctions and compliance procedures. A copy of the Code of Business Conduct and Ethics is available at the “Corporate Governance” section of our website, http://carbonenergycorp.com/wp-content/uploads/2018/08/Board-of-Directors-Code-of-Conduct2.pdf.

We also have an Employee Code of Conduct, which applies to all our employees and the employees of our subsidiaries. Our Code of Conduct covers topics including, but not limited to, conflicts of interest, insider dealing, competition, discrimination and harassment, confidentiality, bribery and corruption, sanctions and compliance procedures. A copy of the Code of Conduct is available at the “Corporate Governance” section of our website, http://carbonenergycorp.com/wp-content/uploads/2018/08/Employee-Code-of-Conduct3.pdf.

Committees of the Board

The Board has a standing Audit Committee and a Compensation, Nominating and Governance Committee. The Board has adopted a formal written charter for each of these committees that is available on our website at www.carbonenergycorp.com.

The table below provides the current composition of each standing committee of our Board:

Name	Audit	Compensation, Nominating, and Governance
James H. Brandi	X	X
David H. Kennedy	X	X
Peter A. Leidel	X	X
Edwin H. Morgens	X	X

The Audit Committee’s primary duties and responsibilities are to assist the Board in monitoring the integrity of our financial statements, the independent registered public accounting firm’s qualifications, performance and independence, management’s effectiveness of internal controls and our compliance with legal and regulatory requirements. The Audit Committee is directly responsible for the appointment, retention, compensation, evaluation and termination of our independent registered public accounting firm and has the sole authority to approve all audit and permitted non-audit engagement fees and terms. The Audit Committee is presently comprised of Messrs. Kennedy (Chairman), Brandi, Leidel and Morgens of which Messrs. Brandi, Kennedy and Morgens are independent directors under Nasdaq listing rules. The Board has determined that Mr. Kennedy qualifies as an “audit committee financial expert” as defined by Securities and Exchange Commission rules.

The Audit Committee was formed in September 2012 and held five meetings during 2018.

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

The Compensation, Nominating and Governance Committee was formed in September 2012 and held five meetings during 2018.

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

The following table sets forth information relating to compensation awarded to, earned by or paid to our Named Executive Officers (“NEO”) during the fiscal years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Patrick R. McDonald	2018	425,000	365,234	666,574	80,758	1,537,566
Chief Executive Officer	2017	383,750	144,000	438,725	62,159	1,028,634

Mark D. Pierce	2018	300,000	182,617	293,596	30,115	806,328
President	2017	260,039	72,000	192,287	35,024	559,311

Kevin D. Struzeski	2018	300,000	182,617	304,844	56,557	844,018
Chief Financial Officer, Treasurer and Secretary	2017	270,000	72,000	201,247	40,549	583,796

(1)	Reflects the full grant date fair value of restricted stock awards granted and performance units earned in 2018 and 2017 calculated in accordance with FASB ASC Topic 718.

(2)	Reflects payments under the Annual Incentive Plan based on a combination of objective performance criteria and the discretion of the Compensation, Nominating and Governance Committee. See discussion under Annual Incentive Plan below.

(3)	All other compensation in 2018 and 2017 was comprised of (i) unused vacation, (ii) contributions made by us to our 401(k) plan, (iii) premiums paid on life insurance policies on such employee’s life, and (iv) other taxable fringe benefits.

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

 Payments in 2018 were determined under the provision of the Carbon Energy Corporation 2017 Annual Incentive Plan whereby forty percent of AIP payments were determined at the discretion of the Board taking into consideration the factors listed above and sixty percent of the AIP payments were determined and weighted based upon the performance measures and objectives as follows:

Performance Measure	Weighting	Objective
Debt to Adjusted EBITDA Ratio	25%	2.7 to 1.0
Net Annual Production	25%	5,850 MMcfe
Lease Operating Expense	25%	$1.05/Mcfe (6:1 equivalent basis)
G&A Expense	25%	$.83/Mcfe (6:1 equivalent basis)

Payments in 2017 were determined under the provisions of the Carbon Energy Corporation 2016 Annual Incentive Plan whereby seventy percent of the AIP payments were determined at the discretion of the Board taking into consideration the factors listed above and thirty percent of the AIP payments were determined and weighted based upon the performance measures and objectives as follows:

Performance Measure	Weighting	Objective
Lease Operating Expense	33 1/3%	$1.11/Mcfe (6:1 equivalent basis)
General and Administrative Expense	33 1/3%	$4.2 million of cash-based general and administrative expense
Year End Bank Debt	33 1/3%	Year-end bank debt of $9.045 million

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

Outstanding Equity Awards at December 31, 2018

The following table sets forth information concerning unexercised warrants and unvested restricted stock and performance unit awards, each as held by our executive officers as of December 31, 2018.

	Equity Incentive Plan Awards
Name	Number of unvested restricted shares (#)	Market Value of unvested restricted shares ($) (1)	Number of unearned performance units (#)	Market Value of unearned performance units ($) (1)
Patrick R. McDonald	40,000	370,000	78,080	722,240

Mark D. Pierce	30,000	277,500	41,540	384,245

Kevin D. Struzeski	30,000	277,500	41,540	384,245

(1)	Reflects the value of unvested shares of restricted stock and performance unit awards held by our executive officers as of December 31, 2018, measured by the closing market price of our common stock on December 31, 2018, which was $9.25 per share.

The following table reflects unvested stock awards held by our executive officers as of December 31, 2018 that have time-based vesting. These stock awards will vest as follows if the named executive officer has remained in continuous employment through the vesting date in each such year:

Award Recipient	2019	2020	2021	Thereafter

Patrick R. McDonald	20,000	13,333	6,667	-

Mark D. Pierce	20,000	6,667	3,333	-

Kevin D. Struzeski	20,000	6,667	3,333	-

The following table reflects unvested performance stock awards held by our executive officers as of December 31, 2018 that vest upon the achievement of certain performance measures over a defined period of time and, in certain cases, based on continuous service. These performance stock awards will vest as follows if the named executive officer has remained in continuous employment with us through the date of a change in control and if the executive officer earns 100% of the performance stock awards based upon the achievement of certain performance measures over a defined period of time for us.

		Achievement of Certain
Stock Award Recipient	Change of Control	Performance Measures

Patrick R. McDonald	18, 080	60,000

Mark D. Pierce	9,040	32,500

Kevin D. Struzeski	9,040	32,500

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

The following table reports compensation earned by or paid to our non-employee directors during 2018.

Name	Fees earned or paid in cash	Stock awards ($) (1)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
James H. Brandi	$45,000	$49,000	-	-	-	-	$94,000
David H. Kennedy	$35,000	$39,200	-	-	-	-	$74,200
Bryan H. Lawrence	*	$39,200	-	-	-	-	$39,200
Peter A. Leidel	*	$39,200	-	-	-	-	$39,200
Edwin H. Morgens	$35,000	$39,200	-	-	-	-	$74,200

*	Mr. Lawrence and Mr. Leidel are employees of Yorktown Energy Partners, L.P., and have elected not to be compensated in cash for their services on the Board. Mr. Lawerence and Mr. Leidel each received stock awards.

(1)	Reflects the full grant date fair value of restricted stock award granted in 2018 calculated in accordance with FASB ASC Topic 718.

Narrative Disclosure to Director Compensation Table

Each independent director is compensated $30,000 for a board seat, $10,000 additional for being Chairman of the Board of Directors and $5,000 additional for being Chairman of the Audit Committee or the Compensation, Nominating and Governance Committee.

Each director was granted 4,000 restricted shares which vest upon a change in control of us or the date their membership terminates for other than cause. In addition, the Chairman of the Board of Directors receives an additional 1,000 shares for a total of 5,000 shares.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Effective March 30, 2013, Messrs. McDonald, Pierce and Struzeski entered into employment agreements with us. These agreements superseded employment agreements between Messrs. McDonald and Struzeski and Nytis Exploration Company and between Mr. Pierce and Nytis LLC.

The agreement between us and Patrick R. McDonald has a term through December 31, 2019, which term shall automatically be extended for successive terms of one-year provided, however, that the Board of Directors may terminate the agreement at the end of the term or any additional term by giving written notice of termination at least three months preceding the end of the then current term. In the event of the termination of Mr. McDonald’s employment by us without cause or by Mr. McDonald with good reason, Mr. McDonald is to receive an amount equal to 150% of his “Compensation,” defined as the arithmetic average of Mr. McDonald’s annual base salary, bonus and other cash compensation for each of the three years prior to the termination and for a period of 24 months from the date of termination, his medical, dental, disability and life insurance coverage at the same levels of coverage as in effect immediately prior to his termination. In the event of termination of employment by us without cause or by Mr. McDonald with good reason within two years after a change in control of us, he is to receive 275% of the Compensation (as defined above).

The agreements between us and Messrs. Pierce and Struzeski have a term through December 31, 2019, which term shall automatically be extended for successive terms of one-year provided, however, that the Board of Directors may terminate the agreement at the end of the term or any additional term by giving written notice of termination at least three months preceding the end of the then current term. In the event of the termination of Mr. Pierce’s or Mr. Struzeski’s employment by us without cause or by the executive with good reason, they would receive an amount equal to 100% of his “Compensation,” defined as the arithmetic average of their annual base salary, bonus and other cash compensation for each of the three years prior to the termination and the cost to provide benefits for a period of 12 months from the date of termination at the same levels of coverage as in effect immediately prior to the date of termination. In the event of termination of employment by us without cause or by the executive with good reason within two years after a change in control of us, they would receive 200% of their Compensation (as defined above) and 100% of the annual cost to us of the benefits provided to Messrs. Pierce and Struzeski.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 15, 2019, the amount and percentage of our outstanding shares of common stock beneficially owned by (i) each person (including any group) known to us that beneficially more than 5% of our outstanding shares of common stock, (ii) each director, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group:

Name of Beneficial Owners	Address of Beneficial Owners	Shares Beneficially Owned (1)	Percent of Class (2)
5% Holders:
Yorktown Energy Partners V, L.P.	410 Park Avenue 19th Floor New York, NY 10022	896,915	11.7%
Yorktown Energy Partners VI, L.P.	410 Park Avenue 19th Floor New York, NY 10022	896,915	11.7%
Yorktown Energy Partners IX, L.P.	410 Park Avenue 19th Floor New York, NY 10022	1,111,111	14.5%
Yorktown Energy Partners XI, L.P. (3)	410 Park Avenue 19th Floor New York, NY 10022	2,584,829	31.2%
Arbiter Partners Capital Management LLC (4)	530 Fifth Avenue 20th Floor New York, New York 10036	655,733	8.6%
AWM Investment Company Inc. (5)	c/o Special Situation Funds 527 Madison Avenue Suite 2600 New York, New York 10022	706,549	9.2%
Directors
Patrick R. McDonald (6)		216,926	2.8%
James H. Brandi (7)		-	*
David H. Kennedy (8)		8,154	*
Bryan H. Lawrence (9)		5,489,770	66.3%
Peter A. Leidel (10)		5,489,770	66.3%
Edwin H. Morgens (11)		83,334	1.1%
Executive Officers
Mark D. Pierce (12)		79,567	1.0%
Kevin D. Struzeski (13)		107,616	1.4%
All directors and executive officers as a group (8 persons) (14)		5,985,367	71.9%

* Represents less than 1%

(1)

The amounts and percentages of common stock beneficially owned are reported on the bases of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. The amounts shown in the table are based on the conversion of the Series B Convertible Preferred Stock assuming a public offering price of $8.00 per share.

(2)	Based on 7,655,759 shares of our common stock issued and outstanding on March 15, 2019.
(3)	The amount reported includes 50,000 shares of Series B convertible preferred stock which currently may be converted into up to 625,000 shares of our common stock.

(4)	Includes 444,444 shares owned by Arbiter Partners QP, LP. Arbiter Partners QP, LP holds sole voting and investment power over these shares. Arbiter Partners Capital Management LLC acts as investment advisor on behalf of Arbiter Partners QP, LP and on behalf of certain other managed accounts none of which hold more than five percent of our common stock.

(5)	Consists of (i) 490,186 common stock shares owned by Special Situations Fund III QP, L.P. (“SSFQP”), (ii) 144,134 common stock shares owned by Special Situations Cayman Fund, L.P. (“Cayman”), and (iii) 72,229 common stock shares owned by Special Situations Private Equity Fund L.P. (“SSPE”). AWM Investment Company, Inc., a Delaware Corporation (“AWM”) is the investment advisor to SSFQP, Cayman and SSPE. AWM holds sole voting and investment power over these shares.

(6)	Includes (i) 24,135 shares owned by McDonald Energy, LLC over which Mr. McDonald has voting and investment power, and (ii) 20,000 shares of restricted stock that will vest within 60 days. Does not include 20,000 and 78,080 shares of unvested restricted stock and performance units, respectively.

(7)	Does not include 32,000 restricted shares of our common stock, which vest upon the earlier of a change in control of us or the date the director’s membership on the Board is terminated other than for cause.

(8)	Does not include 16,000 restricted stock shares of our common stock which vest upon the earlier of a change in control of us or the date the director’s membership on the Board is terminated other than for cause.

(9)	Includes (i) 896,915 common stock shares owned by Yorktown Energy Partners V, L.P., (ii) 896,915 common stock shares owned by Yorktown Energy Partners VI, L.P., (iii) 1,111,111 common stock shares owned by Yorktown Energy Partners IX, L.P. and (iv) 2,584,829 (inclusive of 50,000 shares of Series B convertible preferred stock which currently may be converted into up to 625,000 shares of our common stock) common stock shares owned by Yorktown Energy Partners XI, L.P. over which Mr. Lawrence and Mr. Leidel have voting and investment power. Pursuant to applicable reporting requirements, Messrs. Lawrence and Leidel are reporting indirect beneficial ownership of the entire amount of our securities owned by Yorktown but they disclaim beneficial ownership of such shares. Does not include 28,000 restricted shares of our common stock, which vest upon the earlier of a change in control of us or the date the director’s membership on the Board is terminated other than for cause.

(10)	Includes (i) 896,915 common stock shares owned by Yorktown Energy Partners V, L.P., (ii) 896,915 common stock shares owned by Yorktown Energy Partners VI, L.P., (iii) 1,111,111 common stock shares owned by Yorktown Energy Partners IX, L.P. and (iv) 2,584,829 (inclusive of 50,000 shares of Series B convertible preferred stock which currently may be converted into up to 625,000 shares of our common stock) common stock shares owned by Yorktown Energy Partners XI, L.P. over which Mr. Lawrence and Mr. Leidel have voting and investment power. Pursuant to applicable reporting requirements, Messrs. Lawrence and Leidel are reporting indirect beneficial ownership of the entire amount of our securities owned by Yorktown but they disclaim beneficial ownership of such shares. Does not include 28,000 restricted shares of our common stock, which vest upon the earlier of a change in control of us or the date the director’s membership on the Board is terminated other than for cause.

(11)	Does not include 28,000 restricted shares of our common stock, which vest upon the earlier of a change in control of us or the date the director’s membership on the Board is terminated other than for cause.

(12)	Includes 10,000 shares of restricted stock that will vest within 60 days. Does not include 20,000 and 41,540 shares of unvested restricted stock and performance units, respectively.
(13)	Includes 10,000 shares of restricted stock that will vest within 60 days. Does not include 20,000 and 41,540 shares of unvested restricted stock and performance units, respectively.

(14)	The shares over which both Mr. Lawrence and Mr. Leidel have voting and investment power are the same shares and the percentage of total shares has not been aggregated for purposes of these calculations.

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

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2018:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (b)
Equity compensation plans approved by security holders (1)	0	0
Equity compensation plans not approved by security holders	279,876	0
Total	279,876	0

(1)	In 2011 and 2015, our shareholders approved the adoption of the Carbon Plans under which 1,130,000 shares, in the aggregate, were reserved for issuance. For the years ended December 31, 2018 and 2017, we granted 101,000 and 86,500 shares of restricted stock, respectively. As of December 31, 2018, there are 314,207 shares of unvested restricted stock under the Carbon Plans. For each of the years ended December 31, 2018 and 2017, we granted 100,003 and 60,050 restricted performance units, respectively. As of December 31, 2018, there are 279,876 shares of unvested performance units under the Carbon Plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships

None

Related Transactions

The following sets forth information regarding transactions between us (and our subsidiaries) and our officers, directors and significant stockholders since January 1, 2018.

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

Carbon California

Carbon California Operating Company (“CCOC”) is our subsidiary and the operator of Carbon California through an operating agreement. The operating agreement includes reimbursements and allocations made under the agreement. As of December 31, 2018, the Company had no outstanding account receivable from Carbon California.

On February 15, 2017, we entered into a management service agreement with Carbon California whereby we provide general management and administrative services.  We initially received $600,000 annually, payable in four equal quarterly installments.  Effective May 2, 2018, concurrent with the closing of Seneca Acquisition, we receive $1.2 million annually. Carbon California reimburses us for all management related expenses such as travel, required third-party geological and/or accounting consulting, and other necessary expenses incurred by us in the normal course of managing Carbon California.  For the year ended December 31, 2018, we recorded $1.1 million in total management reimbursements. There were no outstanding management reimbursements unpaid as of December 31, 2018.

Carbon Appalachia

Nytis is the operator of Carbon Appalachia through an operating agreement. The operating agreement includes reimbursements and allocations made under the agreement. As of December 31, 2018, the Company had no outstanding accounts receivable from Carbon Appalachia.

On April 3, 2017, we entered into a management service agreement with Carbon Appalachia whereby we provide general management and administrative services.  The reimbursement varies quarterly based upon the percentage of our production in relation to the total of our production and Carbon Appalachia’s total production. Total reimbursements recorded by us for the year ended December 31, 2018, were approximately $4.5 million. There were no outstanding management reimbursements unpaid as of December 31, 2018.

Procedures for Review, Approval and Ratification of Transactions with Related Persons

Significant related party transactions are reviewed and approved by our Board of Directors.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services performed by our independent registered public accounting firms, EKS&H LLP (“EKS&H”) and Plante Moran PLLC (“Plante Moran”), for 2018 and 2017.

(in thousands)	2018	2017
Fees
Audit fees (1)	$703	$202
Audit-related support fees	-	-
Tax fees	-	-
All other fees	$286	-
Total	$989	$202

Effective October 1, 2018, EKS&H combined with Plante Moran. As a result of this transaction, on October 2, 2018, EKS&H resigned as the independent registered public accounting firm for the Company. Concurrent with the resignation, the Audit Committee approved the engagement of Plante Moran as the new independent registered public accounting firm for the Company.

(1) Audit Fees consist of the aggregate fees for professional services rendered for the audit of our annual consolidated financial statements, and the reviews of the consolidated financial statements included in our Quarterly Reports on Forms 10-Q, audits for Carbon Appalachia and Carbon California, audits related to statements of revenues and direct operating expenses for interests acquired by the Company and certain acquisitions or potential acquisitions of Carbon Appalachian and Carbon California, and for any other services that were normally provided by our auditors in connection with our statutory and regulatory filings or engagements.

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

All of the fees in the table above that were incurred directly by the Company, were approved in accordance with this policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report or are incorporated by reference:

(1)	Financial Statements:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets-December 31, 2016 and 2015

3.	Consolidated Statements of Operations-Years Ended December 31, 2016 and 2015

4.	Consolidated Statements of Shareholders’ Equity-Years Ended December 31, 2016 and 2015

5.	Consolidated Statements of Cash Flows-Years Ended December 31, 2016 and 2015

6.	Notes to Consolidated Financial Statements-Years Ended December 31, 2016 and 2015

(2)	Financial Statement Schedules: All schedules have been omitted because the information is either not required or is set forth in the financial statements or the notes thereto.

(3)	Exhibits: See the Index of Exhibits listed in Item 15(b) hereof for a list of those exhibits filed as part of this Annual Report on Form 10-K.

(b)	Index of Exhibits:

Exhibit No.	Description

2.1	Participation Agreement by and between the Company, Nytis Exploration Company LLC and Liberty Energy LLC, dated February 25, 2014, incorporated by reference to Exhibit 2.3 to Form 10-Q filed on November 14, 2014.
2.2	Addendum to Participation Agreement by and between the Company, Nytis Exploration Company LLC and Liberty Energy LLC, dated February 26, 2014, incorporated by reference to Exhibit 2.4 to Form 10-Q filed on November 14, 2014.
2.3	Purchase and Sale Agreement by and among Nytis Exploration Company LLC, Liberty Energy, LLC and Continental Resources, Inc., dated October 15, 2014, incorporated by reference to Exhibit 2.5 to Form 10-K filed on March 31, 2015. Portions of the Purchase and Sale Agreement have been omitted pursuant to a request for confidential treatment.
2.4	Purchase and Sale Agreement by and among Nytis Exploration Company LLC, EXCO Production Company (WV), LLC, BG Production Company (WV), LLC and EXCO Resources (PA), dated October 1, 2016, incorporated by reference to Exhibit 2.4 to Form 10-K filed on March 31, 2017.
2.5	Purchase and Sale Agreement, dated as of October 20, 2017, between Seneca Resources Corporation, as Seller, and Carbon California Company, LLC, as buyer, incorporated by reference to Exhibit 2.1 to Form 10-Q/A filed on June 19, 2018.
2.6	Amendment #1, dated December 15, 2017, to the Purchase and Sale Agreement, dated as of October 20, 2017, between Seneca Resources Corporation, as Seller, and Carbon California Company, LLC, as buyer, incorporated by reference to Exhibit 2.2 to Form 10-Q filed on May 15, 2018.
2.7	Amendment #2, dated January 10, 2018, to the Purchase and Sale Agreement, dated as of October 20, 2017, between Seneca Resources Corporation, as Seller, and Carbon California Company, LLC, as buyer, incorporated by reference to Exhibit 2.3 to Form 10-Q/A filed on June 19, 2018.
2.8	Amendment #3, dated January 31, 2018, to the Purchase and Sale Agreement, dated as of October 20, 2017, between Seneca Resources Corporation, as Seller, and Carbon California Company, LLC, as buyer, incorporated by reference to Exhibit 2.4 to Form 10-Q/A filed on June 19, 2018.
3.1	Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company, dated as of April 27, 2011, incorporated by reference to Exhibit 3(i)(a) to Form 10-K filed on March 31, 2017.
3.2	Certificate of Amendment to the Certificate of Incorporation of Carbon Natural Gas Company, dated as of July 14, 2011, incorporated by reference to Exhibit 3(i) to Form 8-K filed on July 19, 2011.
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company, dated as of March 15, 2017, incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 16, 2017.
3.4	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company, dated as of March 23, 2018, incorporated by reference to Exhibit 3.1 to Form 8-K/A filed on March 28, 2018.
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Carbon Natural Gas Company, effective June 1, 2018, incorporated by reference to Exhibit 3(i) to Form 8-K filed on June 4, 2018.
3.6	Amended and Restated Bylaws, incorporated by reference to Exhibit 3(i) to Form 8-K filed on May 5, 2015.
3.7	Amendment No. 1 to Amended and Restated Bylaws, incorporated by reference to Exhibit 3(ii) to Form 8-K filed on June 4, 2018.
3.8	Certificate of Designation with respect to Series B Convertible Preferred Stock, dated as of April 5, 2018, incorporated by reference to Exhibit 3(i) to Form 8-K filed on April 9, 2018.
10.1	Credit Agreement, by and between the Company, Nytis Exploration Company LLC, Nytis Exploration (USA) Inc. and LegacyTexas Bank, dated October 3, 2016, incorporated by reference to Exhibit 10.1 to Form 10-K filed on March 31, 2017.

10.2	Unconditional Guaranty from Nytis Exploration Company, LLC and Nytis Exploration Company (USA) Inc. to LegacyTexas Bank, dated October 3, 2016, incorporated by reference to Exhibit 10.1(a) to Form 10-K filed on March 31, 2017.
10.3	Security Agreement from Carbon Natural Gas Company, Nytis Exploration Company LLC and Nytis Exploration Company (USA) Inc. to LegacyTexas Bank, dated October 3, 2016, incorporated by reference to Exhibit 10.1(b) to Form 10-K filed on March 31, 2017.
10.4	Third Amendment to Credit Agreement, among Carbon Natural Gas Company and LegacyTexas Bank, dated March 27, 2018, incorporated by reference to Exhibit 10.4 to Form 10-K filed on April 2, 2018.
10.5	Amended and Restated Credit Agreement, among Carbon Appalachia Enterprises, LLC and Nytis Exploration (USA) Inc. and LegacyTexas Bank, dated December 31, 2018, incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 7, 2019.
10.6	Purchase Agreement by and among the Company and Yorktown Energy Partners XI, LP, dated April 6, 2018, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 9, 2018.
10.7	Membership Interest Purchase Agreement, dated as of May 4, 2018, by and among Old Ironsides Fund II-A Portfolio Holding Company, LLC, Old Ironsides Fund II-B Portfolio Holding Company, LLC, and Carbon Natural Gas Company, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 14, 2018.
10.8	Letter Amendment, dated July 20, 2018, to Membership Interest Purchase Agreement, dated as of May 4, 2018, by and among Old Ironsides Fund II-A Portfolio Holding Company, LLC, Old Ironsides Fund II-B Portfolio Holding Company, LLC, and Carbon Natural Gas Company, incorporated by reference to Form 10-Q filed on August 14, 2018.
10.9	Letter Amendment, dated October 15, 2018, to Membership Interest Purchase Agreement, dated as of May 4, 2018, by and among Old Ironsides Fund II-A Portfolio Holding Company, LLC, Old Ironsides Fund II-B Portfolio Holding Company, LLC, and Carbon Energy Corporation, incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 19, 2018.
10.10	Letter Amendment, dated November 6, 2018, to Membership Interest Purchase Agreement, dated as of May 4, 2018, by and among Old Ironsides Fund II-A Portfolio Holding Company, LLC, Old Ironsides Fund II-B Portfolio Holding Company, LLC, and Carbon Energy Corporation, incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 13, 2018.
10.11	Letter Amendment, dated November 30, 2018, to Membership Interest Purchase Agreement, dated as of May 4, 2018, by and among Old Ironsides Fund II-A Portfolio Holding Company, LLC, Old Ironsides Fund II-B Portfolio Holding Company, LLC, and Carbon Energy Corporation, incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 11, 2018.
10.12	Letter Amendment, dated December 31, 2018, to Membership Interest Purchase Agreement, dated as of May 4, 2018, by and among Old Ironsides Fund II-A Portfolio Holding Company, LLC, Old Ironsides Fund II-B Portfolio Holding Company, LLC, and Carbon Energy Corporation, incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 7, 2019.
10.13	Employment Agreement between the Company and Patrick McDonald, incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 5, 2013.
10.14	Employment Agreement between the Company and Mark Pierce, incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 5, 2013.
10.15	Employment Agreement between the Company and Kevin Struzeski, incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 5, 2013.
10.16	Amendment to the Employment Agreement of Patrick R. McDonald, dated March 4, 2019, incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2019.
10.17	Amendment to the Employment Agreement of Mark D. Pierce, dated March 4, 2019, incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 6, 2019.
10.18	Amendment to the Employment Agreement of Kevin D. Struzeski, dated March 4, 2019, incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 6, 2019.
10.19	Carbon Natural Gas Company 2015 Annual Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 14, 2015.
10.20	Carbon Natural Gas Company 2015 Stock Incentive Plan incorporated by reference to Exhibit 10.12 to Form 10-K filed on March 28, 2016.
10.21	Carbon Natural Gas Company 2016 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 23, 2016.
10.22	Carbon Natural Gas Company 2017 Annual Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 19, 2017.

16.1	Copy of EKS&H Letter to the Securities and Exchange Commission, dated October 4, 2018, incorporated by reference to Exhibit 16.1 to Form 8-K filed on October 4, 2018.
21.1*	Subsidiaries of the Company.
23.1*	Consent of EKS&H LLLP regarding the Form S-8 Financials.
23.2*	Consent of Plante & Moran, PLLC regarding the Form S-8 Financials.
23.3*	Consent of Cawley, Gillespie & Associates, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
99.3*	Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers.
99.4*	Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers.
99.5*	Report of Cawley, Gillespie & Associates, Inc., Independent Petroleum Engineers.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith.
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the limitations of that section.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2019	CARBON ENERGY CORPORATION (Registrant)

	By:	/s/ Patrick R. McDonald
Patrick R. McDonald
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Patrick R. McDonald	Director and Chief Executive Officer	March 28, 2019
Patrick R. McDonald	(Principal Executive Officer)

/s/ Kevin D. Struzeski	Chief Financial Officer, Treasurer and Secretary	March 28, 2019
Kevin D. Struzeski	(Principal Financial Officer and Principal Accounting Officer)

/s/ James H. Brandi	Chairman and Director	March 28, 2019
James H. Brandi

/s/ Peter A. Leidel	Director	March 28, 2019
Peter A. Leidel

/s/ Bryan H. Lawrence	Director	March 28, 2019
Bryan H. Lawrence

/s/ Edwin H. Morgens	Director	March 28, 2019
Edwin H. Morgens

/s/ David H. Kennedy	Director	March 28, 2019
David H. Kennedy