Form 10-Q
period 2019-03-31
Carbon Energy Corp
filed 2019-05-14
CIK 86264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐               NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At May 13, 2019, there were 7,816,030 issued and outstanding shares of the Company’s common stock, $0.01 par value.

Carbon Energy Corporation

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CARBON ENERGY CORPORATION

Consolidated Balance Sheets

	March 31,	December 31,
(in thousands)	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,016	$5,736
Accounts receivable:
Revenue	14,714	19,671
Joint interest billings and other	1,158	1,770
Insurance receivable (Note 2)	-	522
Commodity derivative asset (Note 13)	-	3,517
Prepaid expense, deposits and other current assets	1,519	1,894
Inventory	625	900
Total current assets	29,032	34,010

Property and equipment (Note 5)
Oil and gas properties, full cost method of accounting:
Proved, net	245,321	248,455
Unproved	5,385	5,416
Other property and equipment, net	17,168	17,563
Total property and equipment, net	267,874	271,434

Investments in affiliates (Note 6)	617	598
Commodity derivative asset – non-current (Note 13)	147	3,505
Right-of-use assets (Note 14)	7,256	-
Other non-current assets	1,138	1,344
	277,032	276,881
Total assets	$306,064	$310,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note 11)	$30,020	$34,816
Firm transportation contract obligations (Note 15)	6,012	6,129
Lease liability – current (Note 14)	1,616	-
Commodity derivative liability (Note 13)	1,657	-
Credit facilities and notes payable – current (Note 7)	9,910	11,910
Total current liabilities	49,215	52,855

Non-current liabilities:
Firm transportation contract obligations (Note 15)	11,749	12,729
Lease liability – non-current (Note 14)	5,645	-
Commodity derivative liability – non-current (Note 13)	318	-
Production and property taxes payable	3,103	2,914
Asset retirement obligations (Note 3)	19,312	19,211
Credit facilities and notes payable (Note 7)	97,168	97,228
Notes payable – related party (Note 7)	49,964	49,919
Total non-current liabilities	187,259	182,001

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value; liquidation preference of $299,000 at March 31, 2019 and $224,000 at December 31, 2018; authorized 1,000,000 shares, 50,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	1	1
Common stock, $0.01 par value; authorized 35,000,000 shares, 7,791,292 and 7,655,759 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	79	77
Additional paid-in capital	84,833	84,612
Accumulated deficit	(41,039)	(36,939)
Total Carbon stockholders’ equity	43,874	47,751
Non-controlling interests	25,716	28,284
Total stockholders’ equity	69,590	76,035
Total liabilities and stockholders’ equity	$306,064	$310,891

See accompanying notes to Consolidated Financial Statements.

CARBON ENERGY CORPORATION

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018

Revenue:
Natural gas sales	$19,316	$3,939
Natural gas liquids	247	163
Oil sales	8,989	2,983
Transportation and handling	734	-
Marketing gas sales	4,944	-
Commodity derivative loss	(9,306)	(626)
Other income	26	14
Total revenue	24,950	6,473

Expenses:
Lease operating expenses	6,616	2,087
Pipeline operating expenses	3,085	-
Transportation and gathering costs	1,669	855
Production and property taxes	2,010	433
Marketing gas purchases	6,302	-
General and administrative	4,689	2,948
-General and administrative – related party reimbursement	-	(1,116)
Depreciation, depletion and amortization	3,980	1,492
Accretion of asset retirement obligations	394	141
Total expenses	28,745	6,840

Operating loss	(3,795)	(367)

Other income (expense):
Interest expense	(2,914)	(1,002)
Warrant derivative gain	-	225
Gain on derecognized equity investment in affiliate – Carbon California	-	5,391
Investment in affiliates	19	437
Total other (expense) income	(2,895)	5,051

(Loss) income before income taxes	(6,690)	4,684

Provision for income taxes	-	-

Net (loss) income before non-controlling interests and preferred shares	(6,690)	4,684

Net (loss) income attributable to non-controlling interests	(2,590)	1,115

Net (loss) income attributable to controlling interests before preferred shares	(4,100)	3,569

Net income attributable to preferred shares – preferred return	75	-

Net (loss) income attributable to common shares	$(4,175)	$3,569

Net (loss) income per common share:
Basic	$(0.54)	$0.51
Diluted	$(0.54)	$0.46
Weighted average common shares outstanding:
Basic	7,663	6,996
Diluted	7,932	7,226

See accompanying notes to Consolidated Financial Statements.

CARBON ENERGY CORPORATION

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

			Additional	Non-		Total
	Common Stock		Paid-in	Controlling	Accumulated	Stockholders’
	Shares	Amount	Capital	Interests	Deficit	Equity

Balances, December 31, 2017	6,006	$60	$58,813	$1,841	$(44,218)	$16,496
Stock based compensation	-	-	292	-	-	292
Restricted stock vested	38	1	-	-	-	1
CCC warrant exercise – share issuance	1,528	15	8,311	16,466	-	24,792
CCC warrant exercise – liability extinguishment	-	-	1,792	-	-	1,792
Non-controlling interest distributions, net	-	-	-	(24)	-	(24)
Net income	-	-	-	1,115	3,569	4,684

Balances, March 31, 2018	7,572	$76	$69,208	$19,398	$(40,649)	$48,033

					Additional	Non-		Total
	Common Stock		Preferred Stock		Paid-in	Controlling	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interests	Deficit	Equity

Balances, December 31, 2018	7,656	$77	50	$1	$84,612	$28,284	$(36,939)	$76,035
Stock-based compensation	-	-	-	-	222	-	-	222
Restricted stock vested	40	1	-	-	-	-	-	1
Performance units vested	95	1	-	-	(1)	-	-	-
Non-controlling interests’ contributions, net	-	-	-	-	-	22	-	22
Net loss	-	-	-	-	-	(2,590)	(4,100)	(6,690)

Balances, March 31, 2019	7,791	$79	50	$1	$84,833	$25,716	$(41,039)	$69,590

See accompanying notes to Consolidated Financial Statements.

CARBON ENERGY CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Cash flows from operating activities:
Net (loss) income	$(6,690)	$4,684
Items not involving cash:
Depreciation, depletion and amortization	3,980	1,492
Accretion of asset retirement obligations	394	141
Unrealized commodity derivative loss	8,850	249
Warrant derivative gain	-	(225)
Stock-based compensation expense	222	292
Investment in affiliates gain	(19)	(437)
Gain on derecognized equity investment in affiliate – Carbon California	-	(5,391)
Amortization of debt costs	277	89
Net change in:
Accounts receivable	6,091	(1,611)
Prepaid expenses, deposits and other current assets	375	448
Accounts payable, accrued liabilities and firm transportation contract obligations	(5,485)	907
Other non-current items	316	(543)
Net cash provided by operating activities	8,311	95

Cash flows from investing activities:
Development and acquisition of properties and equipment	(500)	(874)
Proceeds received – disposition of oil and gas properties	164	-
Proceeds received – Carbon California Acquisition	-	275
Net cash used in investing activities	(336)	(599)

Cash flows from financing activities:
Proceeds from credit facility and notes payable	3,000	3,000
Payments on credit facility and notes payable	(5,676)	(8)
Debt issuance costs	(41)	-
Distributions to (contributions from) non-controlling interests	22	(24)
Net cash (used in) provided by financing activities	(2,695)	2,968

Net increase in cash and cash equivalents	5,280	2,464

Cash and cash equivalents, beginning of period	5,736	1,650

Cash and cash equivalents, end of period	$11,016	$4,114

See accompanying notes to Consolidated Financial Statements.

CARBON ENERGY CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization

Carbon Energy Corporation (formerly known as Carbon Natural Gas Company) and its subsidiaries (referred to herein as “we”, “us”, the “Company” or “Carbon”) business is comprised of the assets and properties of us and our subsidiaries.

An illustrative organizational chart as of March 31, 2019, is below:

Appalachian and Illinois Basin Operations

In the Appalachian and Illinois Basins, operations are conducted by Nytis Exploration Company, LLC (“Nytis LLC”). The following organizational chart illustrates this relationship as of March 31, 2019.

In December 2018, we completed the acquisition of all of the Class A Units of Carbon Appalachian Company, LLC, a Delaware limited liability company (“Carbon Appalachia”), owned by Old Ironside Fund II-A Portfolio Holding Company, LLC, a Delaware limited liability company (“OIE II-A”), and Old Ironside Fund II-B Portfolio Holding Company, LLC, a Delaware limited liability company (“OIE II-B”), collectively (“Old Ironsides”) for a purchase price of $58.1 million subject to customary and standard purchase price adjustments (“OIE Membership Acquisition”). As a result of the OIE Membership Acquisition, we now hold all of the issued and outstanding ownership interests of Carbon Appalachia, along with its direct and indirect subsidiaries (Carbon Appalachia Group, LLC, Carbon Tennessee Mining Company, LLC, Carbon Appalachia Enterprises, LLC, Carbon West Virginia Company, LLC, Cranberry Pipeline Corporation, Knox Energy, LLC, Coalfield Pipeline Company and Appalachia Gas Services Company, LLC).

Ventura Basin Operations

In California, Carbon California Operating Company, LLC (“CCOC”) conducts operations on behalf of Carbon California Company, LLC’s (“Carbon California”) operations. On February 1, 2018, Yorktown Energy Partners XI, L.P. (“Yorktown”) exercised the California Warrant, resulting in our aggregate sharing percentage in Carbon California increasing from 17.81% to 56.40%. On May 1, 2018, Carbon California closed the Seneca Acquisition. Following the exercise of the California Warrant by Yorktown and the Seneca Acquisition, we own 53.92% of the voting and profits interests and Prudential Legacy Insurance Company of New Jersey and Prudential Insurance Company of America or its affiliates (collectively, “Prudential”) owns 46.08% of the voting and profits interest in Carbon California. As of February 1, 2018, we consolidate Carbon California for financial reporting purposes. The following organizational chart illustrates this relationship as of March 31, 2019.

Collectively, references to “us” include Carbon California, CCOC, Nytis Exploration (USA) Inc. (“Nytis USA”), Nytis LLC, and Carbon Appalachia.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments considered necessary to present fairly our financial position as of March 31, 2019, and our results of operations and cash flows for the three months ended March 31, 2019 and 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for oil and natural gas, natural production declines, the uncertainty of exploration and development drilling results, seasonality, and other factors. The unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in our 2018 Annual Report on Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of our consolidated subsidiaries. Upon the closing of the OIE Membership Acquisition on December 31, 2018, we own 100% of Carbon Appalachia. In addition, we own 100% of Nytis USA, which owns approximately 98.1% of Nytis LLC. Nytis LLC holds interests in various oil and gas partnerships.

Partnerships and subsidiaries in which we have a controlling interest are consolidated. We are currently consolidating 46 partnerships, Carbon Appalachia, and Carbon California, and we reflect the non-controlling ownership interest in partnerships and subsidiaries as non-controlling interests on our unaudited consolidated statements of operations and also reflect the non-controlling ownership interest in the net assets of the partnerships as non-controlling interests within stockholders’ equity on our unaudited consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated.

In accordance with established practice in the oil and gas industry, our unaudited condensed consolidated financial statements also include our pro-rata share of assets, liabilities, income, lease operating costs and general and administrative expenses of the oil and gas partnerships in which we have a non-controlling interest.

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

Reclassifications

Certain prior period balances in the consolidated balance sheets and statements of operations have been reclassified to conform to the current year presentation.  Specifically, a portion of credit facilities and notes payable balances as of December 31, 2018 were reclassified from non-current liabilities to current liabilities.  This reclassification had no impact on net income, cash flows or shareholders’ equity previously reported.

Insurance Receivable

Insurance receivable is comprised of insurance claims for the loss of property as a result of wildfires that impacted Carbon California in December 2017. The Company filed claims with its insurance provider. In January 2019, we reached a settlement agreement and received an $800,000 payment from our insurance provider related to the damage caused by the California wildfires. As of March 31, 2019, we are in receipt of all funds associated with the claims.

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

For the three months ended March 31, 2019 and 2018, we did not recognize a ceiling test impairment as our full cost pool did not exceed the ceiling limitations. Future declines in oil and natural gas prices could result in impairments of our oil and gas properties in future periods. The effect of price declines will impact the ceiling test value until such time commodity prices stabilize or improve. Impairments are a non-cash charge and accordingly would not affect cash flows but would adversely affect our results of operations and members’ equity.

We capitalize the portion of general and administrative costs that is attributable to our acquisition, exploration and development activities.

Revenue

We recognize revenues for sales and services when persuasive evidence of an arrangement exists, when custody is transferred, or services are rendered, fees are fixed or determinable and collectability is reasonably assured.

Oil, Natural Gas and Natural Gas Liquid Sales

Oil, natural gas and natural gas liquid sales are recognized when production volumes are sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred, and collectability is reasonably assured. Revenues are recognized based on our net revenue interest.

Marketing Gas Sales

We sell production purchased from third parties as well as production from our own oil and gas producing properties. Marketing gas sales are recognized on a gross basis as we purchase and take control of the gas prior to sale and are the principal in the transaction.

Storage

Under fee-based arrangements, we receive a fee for storing natural gas. The revenues earned are directly related to the volume of natural gas that flows through our systems and are not directly dependent on commodity prices.

Transportation, gathering, and compression

We generally purchase natural gas from producers at the wellhead or other receipt points, gather the wellhead natural gas through our gathering systems, and then sell the natural gas based on published index market prices. We remit to the producers either an agreed-upon percentage of the actual proceeds that we receive from our sales of natural gas or an agreed-upon percentage of the proceeds based on index related prices for the natural gas, regardless of the actual amount of the sales proceeds we receive. Our revenues under percent-of-proceeds/index arrangements generally correlate to the price of natural gas.

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

If we hold between 20% and 50% of the voting interest in non-consolidated corporate affiliates or generally greater than a 3% to 5% interest of a partnership or limited liability company and can exert significant influence or control (e.g., through our influence with a seat on the board of directors or management of operations), the equity method of accounting is generally used to account for the investment. Equity method investments will increase or decrease by our share of the affiliate’s profits or losses and such profits or losses are recognized in our unaudited consolidated statements of operations. We review equity method investments for impairment whenever events or changes in circumstances indicate that an other than temporary decline in value has occurred. Upon the exercise of the California Warrant on February 1, 2018 and the closing of the OIE Membership Acquisition on December 31, 2018, we consolidate Carbon California and Carbon Appalachia for financial reporting purposes and no longer account for these investments under the equity method.

Related Party Transactions

Management Reimbursements

In our role as manager of Carbon California and Carbon Appalachia we receive reimbursements for management services. Prior to consolidation of Carbon California and Carbon Appalachia effective February 1, 2018 and December 31, 2018, respectively, these management service reimbursements were included in general and administrative – related party reimbursement on our unaudited consolidated statements of operations. As we now consolidate both Carbon California and Carbon Appalachia, these reimbursements are eliminated upon consolidation.

We received approximately $753,000 and $50,000 for the three months ended March 31, 2018, and for the one month ended January 31, 2018, from Carbon Appalachia and Carbon California, respectively. These reimbursements are included in general and administrative – related party reimbursement on our unaudited consolidated statements of operations. Effective February 1, 2018, the management reimbursements received from Carbon California were eliminated at consolidation. This elimination included $100,000 for the period February 1, 2018, through March 31, 2018.

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

Operating Reimbursements

In our role as operator of Carbon California and Carbon Appalachia, we receive reimbursements of operating expenses. Prior to consolidation of Carbon California and Carbon Appalachia effective February 1, 2018 and December 31, 2018, respectively, these operating reimbursements were included in operating expenses on our unaudited consolidated statements of operations. As we now consolidate both Carbon California and Carbon Appalachia, any intercompany receivable and payable balances associated with these reimbursements are eliminated upon consolidation.

Carbon California Credit Facilities

The credit facilities of Carbon California, including the Senior Revolving Notes, Carbon California Notes and Carbon California 2018 Subordinated Notes (all defined below), are held by Prudential (see Note 7).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities. Significant items subject to such estimates and assumptions include the carrying value of oil and gas properties, estimates of proved oil and gas reserve volumes and the related depletion and present value of estimated future net cash flows and the ceiling test applied to capitalized oil and gas properties, determining the amounts recorded for fair value of commodity derivative instruments, fair value of assets acquired and liabilities assumed qualifying as business combinations or asset acquisitions, estimated lives of other property and equipment, asset retirement obligations, fair value of Class B issuances and accrued liabilities and revenues. There have been no changes in our critical accounting estimates from those that were disclosed in the 2018 Annual Report on Form 10-K. Actual results could differ from these estimates.

Earnings (Loss) Per Common Share

Basic earnings per common share is computed by dividing the net income or loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The shares of restricted common stock granted to our officers, directors and employees are included in the computation of basic net income per share only after the shares become fully vested. Diluted earnings per common share includes both the vested and unvested shares of restricted stock and the potential dilution that could occur upon exercise of options and warrants to acquire common stock computed using the treasury stock method, which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by us with the proceeds from the exercise of options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period).

In periods when we report a net loss, all shares of restricted stock are excluded from the calculation of diluted weighted average shares outstanding because of its anti-dilutive effect on loss per share. As a result, approximately 269,000 potentially dilutive restricted stock awards are excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2019. In addition, approximately 200,000 restricted performance units subject to future contingencies were excluded in the basic and diluted income per share calculations.

For the three months ended March 31, 2018, we had net income and the diluted income per common share calculation includes the dilutive effects of approximately 230,000 non-vested shares of restricted stock. In addition, approximately 254 ,000 restricted performance units subject to future contingencies were excluded in the basic and diluted income per share calculations.

The following table sets forth the calculation of basic and diluted (loss) income per share:

	Three months ended March 31,
(in thousands except per share amounts)	2019	2018

Net (loss) income attributable to common shareholders	$(4,175)	$3,569
Less: warrant derivative gain	-	(225)
Diluted net income	(4,175)	3,344

Basic weighted-average common shares outstanding during the period	7,663	6,996

Add dilutive effects of warrants and non-vested shares of restricted stock	269	230

Diluted weighted-average common shares outstanding during the period	7,932	7,226

Basic net (loss) income per common share	$(0.54)	$0.51
Diluted net (loss) income per common share	$(0.54)	$0.46

Recently Adopted Accounting Pronouncement

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which establishes a comprehensive new lease standard designed to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The FASB subsequently issued various ASUs which provided additional implementation guidance, and these ASUs collectively make up FASB Accounting Standards Codification (“ASC”) Topic 842 – Leases (“ASC 842”). ASC 842 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The standard permits retrospective application through recognition of a cumulative-effect adjustment at the beginning of either the earliest reporting period presented or the period of adoption. The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective method as of the adoption date. Adoption of the standard resulted in the recognition of additional lease assets and liabilities on our unaudited consolidated balance sheet as well as additional disclosures. The adoption did not have a material impact to our unaudited consolidated statement of operations. Refer to Note 14 for further information on our implementation of this standard.

Recently Issued Accounting Pronouncements

There were various updates recently issued by the FASB, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our reported financial position, results of operations, or cash flows.

Note 3 – Acquisitions and Divestitures

Majority Control of Carbon Appalachia

On December 16, 2016, Carbon Appalachia was formed by us, entities managed by Yorktown and entities managed by Old Ironsides to acquire producing assets in the Appalachian Basin in Kentucky, Tennessee, Virginia and West Virginia. Carbon Appalachia began substantial operations on April 3, 2017 and is engaged primarily in acquiring, developing, exploiting, producing, processing, marketing, and transporting oil and natural gas in the Appalachian Basin.

On April 3, 2017, Carbon, Yorktown and Old Ironsides entered in to a limited liability company agreement (the “Carbon Appalachia LLC Agreement”), with an initial equity commitment of $100.0 million, of which $37.0 million had been contributed as of December 31, 2018. Carbon Appalachia (i) issued Class A Units to us, Yorktown and Old Ironsides for an aggregate cash consideration of $12.0 million, (ii) issued Class B Units to us, and (iii) issued Class C Units to us. Additionally, Carbon Appalachia Enterprises, LLC, formerly known as Carbon Tennessee Company, LLC (“Carbon Appalachia Enterprises”), a subsidiary of Carbon Appalachian Company, LLC, entered into a 4-year $100.0 million senior secured asset-based revolving credit facility with LegacyTexas Bank (the “Revolver”) with an initial borrowing base of $10.0 million.

In connection with Carbon entering into the Carbon Appalachia LLC Agreement, and Carbon Appalachia engaging in the transactions described above, Carbon received 1,000 Class B Units and issued to Yorktown a warrant to purchase approximately 408,000 shares of our common stock at an exercise price dictated by the warrant agreement (the “Appalachia Warrant”). The Appalachia Warrant was payable exclusively with Class A Units of Carbon Appalachia held by Yorktown. On November 1, 2017, Yorktown exercised the Appalachia Warrant, resulting in us acquiring 2,940 Class A Units from Yorktown.

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

On December 31, 2018, we acquired all of Old Ironsides’ Class A Units of Carbon Appalachia for approximately $58.1 million, subject to customary and standard closing adjustments. We paid $33.0 million in cash and delivered promissory notes in the aggregate original principal amount of approximately $25.1 million to Old Ironsides (the “Old Ironsides Notes”). The Old Ironsides Notes bear interest at 10% per annum and have a term of five years, the first three of which require interest-only payments at the end of each calendar quarter beginning with the quarter ending March 31, 2019. At the end of the three-year interest-only period, the then current outstanding principal balance and interest is to be paid in 24 equal monthly payments. The Old Ironsides Notes also provide for mandatory prepayments upon the occurrence of certain subsequent liquidity events. A mandatory, one-time principal reduction payment in the aggregate amount of $2.0 million was made to Old Ironsides on February 1, 2019.

The OIE Membership Acquisition is accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). We recognized 100% of the identifiable assets acquired and liabilities assumed at their respective fair value as of the date of the acquisition. The $58.1 million purchase price, consisting of $33.0 million in cash and $25.1 million of Old Ironsides Notes, was paid for Old Ironsides’ outstanding interest, representing approximately 72.76% interest in Carbon Appalachia.

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

For assets and liabilities accounted for as business combinations, including the OIE Membership Acquisition, to determine the fair value of the assets acquired, the Company primarily used the income approach and made market assumptions as to projections of estimated quantities of oil and natural gas reserves, future production rates, future commodity prices including price differentials as of the date of closing, future operating and development costs, a market participant weighted average cost of capital, and the condition of vehicles and equipment. The Company used the income approach and made market assumptions as to projections of utilization, future operating costs and a market participant weighted average costs of capital to determine the fair value of the firm transportation obligations as well as the plant facilities. The determination of the fair value of accounts payable and accrued liabilities assumed required significant judgement, including estimates relating to production assets.

Consolidation of Carbon Appalachia and OIE Membership Acquisition Unaudited Pro Forma Results of Operations

Below are unaudited pro forma consolidated results of operations for the three months ended March 31, 2019 and 2018 as though the OIE Membership Acquisition had been completed as of January 1, 2018.

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Revenue	$24,950	$32,316
Net (loss) income before non-controlling interests	$(6,690)	$6,912
Net (loss) income attributable to non-controlling interests	$(2,590)	$1,115
Net (loss) income attributable to common shareholders	$(4,175)	$5,797
Net (loss) income per share (basic)	$(0.54)	$0.83
Net (loss) income per share (diluted)	$(0.54)	$0.77

Consolidation of Carbon California Unaudited Pro Forma Results of Operations

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

Below are unaudited pro forma consolidated results of operations for the three months ended March 31, 2019 and 2018 as though the Carbon California Acquisition had been completed as of January 1, 2018. The Carbon California Acquisition closed February 1, 2018, and accordingly, the Company’s unaudited consolidated statements of operations for the quarter ended March 31, 2018, includes the results of operations for the period February 1, 2018, through March 31, 2018.

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Revenue	$24,950	$6,672
Net (loss) income before non-controlling interests	$(6,690)	$3,543
Net (loss) income attributable to non-controlling interests	$(2,590)	$1,115
Net (loss) income attributable to common shareholders	$(4,175)	$2,428
Net (loss) income per share (basic)	$(0.54)	$0.35
Net (loss) income per share (diluted)	$(0.54)	$0.30

Note 4 – Property and Equipment

Net property and equipment as of March 31, 2019 and December 31, 2018 consists of the following:

(in thousands)	March 31, 2019	December 31, 2018

Oil and gas properties:
Proved oil and gas properties	$344,147	$343,736
Unproved properties not subject to depletion	5,385	5,416
Accumulated depreciation, depletion, amortization and impairment	(98,826)	(95,281)
Net oil and gas properties	250,706	253,871
Pipeline facilities and equipment	12,714	12,714
Base gas	2,122	2,122
Furniture and fixtures, computer hardware and software, and other equipment	6,688	6,649
Accumulated depreciation and amortization	(4,356)	(3,922)
Net other property and equipment	17,168	17,563

Total net property and equipment	$267,874	$271,434

As of March 31, 2019, and December 31, 2018, the Company had approximately $5.4 million of unproved oil and gas properties not subject to depletion. The costs not subject to depletion relate to unproved properties that are excluded from amortized capital costs until it is determined if proved reserves can be assigned to such properties. The excluded properties are assessed for impairment at least annually. Subject to industry conditions, evaluation of most of these properties and the inclusion of their costs in amortized capital costs is expected to be completed within five years.

During the three months ended March 31, 2019 and 2018, there were no expiring leasehold costs that were reclassified into proved property. The excluded properties are assessed for impairment at least annually. Subject to industry conditions, evaluations of most of these properties and the inclusion of their costs in amortized capital costs is expected to be completed within five years.

We capitalized overhead applicable to acquisition, development and exploration activities of approximately $68,000 and $71,000 for the three months ended March 31, 2019 and 2018, respectively.

Depletion expense related to oil and gas properties for the three months ended March 31, 2019 and 2018 was approximately $3.5 million, or $0.54 per Mcfe, and $1.3 million, or $0.82 per Mcfe, respectively.

Note 5 – Asset Retirement Obligation

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

The following table is a reconciliation of the ARO for the three months ended March 31, 2019 and 2018:

(in thousands)	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$22,310	$7,737
Accretion expense	394	141
Additions during period	-	2,921
	22,704	10,799
Less: ARO recognized as a current liability	(3,392)	(767)

Balance at end of period	$19,312	$10,032

Note 6 – Investments in Affiliates

Carbon Appalachia

For the period April 3, 2017 (inception) through December 31, 2018, based on our 27.24% combined Class A, Class B and Class C interest (and our ability as of December 31, 2018 to earn up to an additional 14.7%) in Carbon Appalachia, our ability to appoint a member to the board of directors and our role of manager of Carbon Appalachia, we accounted for our investment in Carbon Appalachia under the equity method of accounting as we believed we exerted significant influence. We used the HLBV to determine our share of profits or losses in Carbon Appalachia and adjusted the carrying value of our investment accordingly. Our investment in Carbon Appalachia is represented by our Class A and C interests, which we acquired by contributing approximately $6.9 million in cash and unevaluated property. In the event of liquidation of Carbon Appalachia, available proceeds are first distributed to members holding Class C Units then to holders of Class A Units until their contributed capital is recovered with an internal rate of return of 10%. Any additional distributions would then be shared between holders of Class A, Class B and Class C Units.

On December 31, 2018, we acquired all of Old Ironsides’ Class A Units of Carbon Appalachia for approximately $58.1 million, subject to customary and standard closing adjustments. We paid $ 33.0 million in cash and issued the Old Ironsides Notes in the aggregate original principal amount of approximately $25.1 million to Old Ironsides.

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

Effective February 1, 2018, upon the exercise of the California Warrant, we consolidate Carbon California in our consolidated financial statements.

Other Affiliates

At March 31, 2019 and December 31, 2018, we retained interests in two equity method investments associated with the development and transportation of oil and gas.

Note 7 – Credit Facilities and Notes Payable

Carbon Appalachia

The table below summarizes the outstanding credit facilities and notes payable:

(in thousands)	March 31, 2019	December 31, 2018
2018 Credit Facility – revolver	$70,150	$69,150
2018 Credit Facility – term note	13,333	15,000
Old Ironsides Notes	23,659	25,065
Other debt	48	57
Total principal	107,190	109,272
Less: unamortized debt discount	(112)	(134)
Total credit facilities and notes payable	$107,078	$109,138

The current portion of the outstanding credit facilities and notes payable was approximately $9.9 million as of March 31, 2019 and $11.9 million as of December 31, 2018.

2018 Credit Facility

In connection with and concurrently with the closing of the OIE Membership Acquisition, the Company and its subsidiaries amended and restated our prior credit facilities for a new $500.0 million senior secured asset-based revolving credit facility maturing December 31, 2022 and a $15.0 million term loan which matures in 2020 (the “2018 Credit Facility”). The 2018 Credit Facility includes a sublimit of $1.5 million for letters of credit. The borrowers under the 2018 Credit Facility are Carbon Appalachia Enterprises, LLC (“CAE”) and various other subsidiaries of the Company (including Nytis USA, together with CAE, the “Borrowers”). Under the 2018 Credit Facility, Carbon Energy Corporation is neither a borrower nor a guarantor. The initial borrowing base under the 2018 Credit Facility was $75.0 million, and remained so as of March 31, 2019.

The 2018 Credit Facility is guaranteed by each existing and future direct or indirect subsidiary of the Borrowers and certain other subsidiaries of the Company (subject to various exceptions) and the obligations under the 2018 Credit Facility are secured by essentially all tangible, intangible and real property (subject to certain exclusions).

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

The affirmative and negative covenants are subject to various exceptions, including certain basket amounts and acceptable transaction levels. In addition, the 2018 Credit Facility requires the Borrowers’ compliance, on a consolidated basis, with a maximum Net Debt (all debt of the Borrowing Parties minus all unencumbered cash and cash equivalents of the Borrowers not to exceed $3.0 million) / EBITDAX (as defined) ratio of 3.50 to 1.00 and a current ratio, as defined, minimum of 1.00 to 1.00, tested quarterly, commencing with the quarter ending March 31, 2019. We are in compliance with our financial covenants as of March 31, 2019 and expect to be in compliance with these covenants throughout the next twelve month period. We are currently engaged in discussions with LegacyTexas Bank to decrease the required hedging period of our expected future production from 30 months to 24 months.

As of March 31, 2019, there was approximately $70.2 million in outstanding borrowings and $4.8 million of additional borrowing capacity under the 2018 Credit Facility.

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

Fees paid in connection with the 2018 Credit Facility totaled $779,000, of which $134,000 was associated with the term loan. The current portion of unamortized fees is included in prepaid expense, deposits and other current assets and the non-current portion is included in other non-current assets. The unamortized portion associated with the term loan was $112,000 as of March 31, 2019, and is directly offset against the loan in non-current liabilities. As of March 31, 2019, we had unamortized deferred issuance costs of $604,000 associated with the 2018 Credit Facility. During the three months ended March 31, 2019, we amortized approximately $63,000 as interest expense associated with the 2018 Credit Facility.

Old Ironsides Notes

On December 31, 2018, as part of the OIE Membership Acquisition, we delivered unsecured, promissory notes in the aggregate original principal amount of approximately $25.1 million to Old Ironsides (the “Old Ironsides Notes”). The Old Ironsides Notes bear interest at 10% per annum and have a term of five years, the first three of which require interest-only payments at the end of each calendar quarter beginning with the quarter ending March 31, 2019. At the end of the three-year interest-only period, the then current outstanding principal balance and interest is to be paid in 24 equal monthly payments. The Old Ironsides Notes also require mandatory prepayments upon the occurrence of certain subsequent liquidity events. A mandatory, one-time principal reduction payment in the aggregate amount of $2.0 million was made to Old Ironsides on February 1, 2019. Subsequent to the closing of the OIE Membership Acquisition Old Ironsides ceased to be a related party.

The interest payable under the Old Ironsides Notes can be paid-in-kind at the election of the Company. This provision allows the Company to increase the principal balance associated with the Old Ironsides Notes. This election creates a second tranche of principal, which bears interest at 12% per annum. On March 31, 2019, the Company elected to pay-in-kind approximately $594,000.

Carbon California

The table below summarizes the outstanding notes payable – related party:

(in thousands)	March 31, 2019	December 31, 2018
Senior Revolving Notes, related party, due February 15, 2022	$38,500	$38,500
Subordinated Notes, related party, due February 15, 2024	13,000	13,000
Total principal	51,500	51,500
Less: Deferred notes costs	(255)	(235)
Less: unamortized debt discount	(1,281)	(1,346)
Total notes payable – related party	$49,964	$49,919

Senior Revolving Notes, Related Party

On February 15, 2017, Carbon California entered into a Note Purchase Agreement (the “Note Purchase Agreement”) for the issuance and sale of Senior Secured Revolving Notes to Prudential with an initial revolving borrowing capacity of $25.0 million which mature on February 15, 2022 (the “Senior Revolving Notes”). Carbon Energy Corporation is not a guarantor of the Senior Revolving Notes. The closing of the Note Purchase Agreement on February 15, 2017 resulted in the sale and issuance by Carbon California of Senior Revolving Notes in the principal amount of $10.0 million. The maximum principal amount available under the Senior Revolving Notes is based upon the borrowing base attributable to Carbon California’s proved oil and gas reserves which is to be determined at least semi-annually. As of March 31, 2019, the borrowing base was $41.0 million, of which $38.5 million was outstanding.

Carbon California may elect to incur interest at either (i) 5.50% plus the London interbank offered rate (“LIBOR”) or (ii) 4.50% plus the Prime Rate (which is defined as the interest rate published daily by JPMorgan Chase Bank, N.A.). As of March 31, 2019, the effective borrowing rate for the Senior Revolving Notes was 7.80%. In addition, the Senior Revolving Notes include a commitment fee for any unused amounts at 0.50% as well as an annual administrative fee of $75,000, payable on February 15 each year.

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

Carbon California incurred fees directly associated with the issuance of the Senior Revolving Notes and amortizes these fees over the life of the Senior Revolving Notes. The current portion of these fees are included in prepaid expense and deposits and the long-term portion is included in other non-current assets for a combined value of approximately $939,000. For the three months ended March 31, 2019, Carbon California amortized fees of $74,000.

Carbon California may at any time repay the Senior Revolving Notes, in whole or in part, without penalty. Carbon California must pay down Senior Revolving Notes or provide mortgages of additional oil and natural gas properties to the extent that outstanding loans and letters of credit exceed the borrowing base.

Subordinated Notes, Related Party

On February 15, 2017, Carbon California entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Prudential Capital Energy Partners, L.P. for the issuance and sale of Subordinated Notes due February 15, 2024, bearing interest of 12% per annum (the “Subordinated Notes”). Carbon Energy Corporation is not a guarantor of the Subordinated Notes. The closing of the Securities Purchase Agreement on February 15, 2017 resulted in the sale and issuance by Carbon California of Subordinated Notes in the original principal amount of $10.0 million, all of which remains outstanding as of March 31, 2019.

Prudential received an additional 1,425 Class A Units, representing 5% of total sharing percentage, for the issuance of the Subordinated Notes. Carbon California valued this unit issuance based on the relative fair value by valuing the units at $1,000 per unit and aggregating the amount with the outstanding Subordinated Notes of $10.0 million. The Company then allocated the non-cash value of the units of approximately $1.3 million, which was recorded as a discount to the Subordinated Notes. As of March 31, 2019, Carbon California has an outstanding discount of approximately $869,000, which is presented net of the Subordinated Notes within Credit facility-related party on the unaudited consolidated balance sheets. During the three months ended March 31, 2019, Carbon California amortized $45,000 associated with the Subordinated Notes.

The Subordinated Notes require Carbon California, as of January 1 and July 1 of each year, to hedge its anticipated production at such time for year one, two and three at a rate of 67.5%, 58.5% and 45%, respectively.

Prepayment of the Subordinated Notes is allowed at 100%, subject to a 3.0% fee of outstanding principal. Prepayment is not subject to a prepayment fee after February 17, 2020. Distributions to equity members are generally restricted.

2018 Subordinated Notes, Related Party

On May 1, 2018, Carbon California entered into an agreement with Prudential for the issuance and sale of $3.0 million in Subordinated Notes due February 15, 2024, bearing interest of 12% per annum (the “2018 Subordinated Notes”), of which $3.0 million remains outstanding as of March 31, 2019.

Prudential received 585 Class A Units, representing an approximate 2% additional sharing percentage, for the issuance of the Carbon California 2018 Subordinated Notes. Carbon California valued this unit issuance based on the relative fair value by valuing the units at $1,000 per unit and aggregating the amount with the outstanding 2018 Subordinated Notes of $3.0 million. The Company then allocated the non-cash value of the units of approximately $490,000, which was recorded as a discount to the 2018 Subordinated Notes. As of March 31, 2019, Carbon California had an outstanding discount of $412,000 associated with these notes, which is presented net of the 2018 Subordinated Notes within Credit facility - related party on the unaudited consolidated balance sheets. During the three months ended March 31, 2019, Carbon California amortized $21,000 associated with the 2018 Subordinated Notes.

The 2018 Subordinated Notes require Carbon California, as of January 1 and July 1 of each year, to hedge its anticipated production at such time for year one, two and three at a rate of 67.5%, 58.5% and 45%, respectively.

Prepayment of the 2018 Subordinated Notes is allowed at 100%, subject to a 3.0% fee of outstanding principal. Prepayment is not subject to a prepayment fee after February 17, 2020. Distributions to equity members are generally restricted.

Restrictions and Covenants

The Senior Revolving Notes, Subordinated Notes and 2018 Subordinated Notes contain affirmative and negative covenants that, among other things, limit Carbon California’s ability to (i) incur additional debt; (ii) incur additional liens; (iii) sell, transfer or dispose of assets; (iv) merge or consolidate, wind-up, dissolve or liquidate; (v) make dividends and distributions on, or repurchases of, equity; (vi) make certain investments; (vii) enter into certain transactions with our affiliates; (viii) enter into sales-leaseback transactions; (ix) make optional or voluntary payments of debt; (x) change the nature of our business; (xi) change our fiscal year to make changes to the accounting treatment or reporting practices; (xii) amend constituent documents; and (xiii) enter into certain hedging transactions.

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

At March 31, 2019 the Company has established a full valuation allowance against the balance of net deferred tax assets.

Note 9 – Stockholders’ Equity

Authorized and Issued Capital Stock

Effective March 15, 2017 and pursuant to a reverse stock split approved by the shareholders and Board of Directors, each 20 shares of issued and outstanding common stock became one share of common stock and no fractional shares were issued. References to the number of shares and price per share give retroactive effect to the reverse stock split for all periods presented. On June 1, 2018, we amended our charter to increase the number of authorized shares of our common stock from 10.0 million to 35.0 million.

As of March 31, 2019, we had 35.0 million shares of common stock authorized with a par value of $0.01 per share, of which approximately 7.8 million were issued and outstanding, and 1.0 million shares of preferred stock authorized with a par value of $0.01 per share. During the first three months of 2019, the increase in the Company’s issued and outstanding common stock was a result of restricted stock and performance units that vested during the period.

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

Restricted Stock

As of March 31, 2019, approximately 649,000 shares of restricted stock have been granted under the terms of the Carbon Plans. Restricted stock awards for employees vest ratably over a three-year service period or cliff vest at the end of a three-year service period. For non-employee directors, the awards vest upon the earlier of a change in control of us or the date their membership on the Board of Directors is terminated other than for cause. During the three months ended March 31, 2019, approximately 40,000 restricted stock units vested.

Compensation costs recognized for these restricted stock grants were approximately $179,000 for the three months ended March 31, 2019. For the three months ended March 31, 2018, we recognized compensation expense of approximately $158,000. As of March 31, 2019, there was approximately $1.2 million unrecognized compensation costs related to these restricted stock grants which we expect to be recognized over the next six years.

Restricted Performance Units

As of March 31, 2019, approximately 621,000 shares of performance units have been granted under the terms of the Carbon Plans. Performance units represent a contractual right to receive one share of our common stock subject to the terms and conditions of the agreements, including the achievement of certain performance measures relative to a defined peer group or the growth of certain performance measures over a defined period of time as well as, in some cases, continued service requirements.

We account for the performance units granted during 2015 through 2018 at their fair value determined at the date of grant, which were $8.00, $5.40, $7.20 and $9.80 per share, respectively. The final measurement of compensation cost will be based on the number of performance units that ultimately vest. At March 31, 2019, we estimated that none of the performance units granted in 2017 and 2018 would vest, and, accordingly, no compensation cost has been recorded for these performance units. We estimated that it was probable that the performance units granted in 2015 and 2016 would vest and therefore compensation costs of approximately $43,000 and $135,000 related to these performance units were recognized for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, compensation costs related to the performance units granted in 2015 and 2016 have been fully recognized. As of March 31, 2019, if change in control and other performance provisions pursuant to the terms and conditions of these award agreements are met in full, the estimated unrecognized compensation cost related to the performance units granted in 2012, 2017 and 2018 would be approximately $2.7 million.

Preferred Stock

Series B Convertible Preferred Stock - Related Party

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

The Preferred Stock accrues cash dividends at a rate of six percent (6%) of the initial issue price of $100 per share per annum. The holders of the Preferred Stock are entitled to the same number of votes of common stock that such share of Preferred Stock would represent on an as converted basis. The holders of the Preferred Stock receive liquidation preference based on the initial issue price of $100 per share plus a preferred return over common stock holders and the holders of any junior ranking stock. As of March 31, 2019, the preferred return was approximately $299,000.

We apply the guidance in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of the Preferred Stock. The Preferred Stock does not feature any redemption rights within the holders’ control or conditional redemption features not within our control as of March 31, 2019. Accordingly, the Preferred Stock is presented as a component of consolidated stockholders’ equity.

We have evaluated the Preferred Stock in accordance with ASC 815, “Derivatives and Hedging”, including consideration of embedded derivatives requiring bifurcation. The issuance of the Preferred Stock could generate a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. Based on the conversion terms and the price at the commitment date, we determined that a BCF was required to be recorded related to the voluntary conversion option by the holder as of March 31, 2019. We recorded the BCF as a reduction of retained earnings and an increase to Additional Paid in Capital (“APIC”) of $1.1 million, which is based on the difference between the floor price of $8.00 and our stock price as of the commitment date multiplied by the number of shares to be issued. We are also required to evaluate a contingent BCF for the automatic conversion feature, but in accordance with ASC 470, “Debt”, we will not record the effect of the BCF until the contingency is resolved.

Note 10 – Revenue Recognition

Revenue from Contracts with Customers

The Company recognizes revenue in accordance with FASB ASC Topic 606 – Revenue Recognition (“ASC 606”).  Revenue is recognized when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products. Revenues from contracts with customers are recorded on the unaudited consolidated statements of operations based on the type of product being sold.

Performance Obligations and Significant Judgments

We sell oil and natural gas products in the United States through a single reportable segment. We primarily sell products within two regions of the United States: Appalachian Basin and Ventura Basin. We enter into contracts that generally include one type of distinct product in variable quantities and priced based on a specific index related to the type of product. Most of our contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the oil or natural gas, and prevailing supply and demand conditions.

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

A portion of our product sales are short-term in nature. For those contracts, we use the practical expedient in ASC 606 exempting us from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For our product sales that have a contract term greater than one year, we have utilized the practical expedient in ASC 606 which states we are not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to an unsatisfied performance obligation. Under these sales contracts, each unit of product represents a separate performance obligation; therefore, future volumes are unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required. We have no unsatisfied performance obligations at the end of each reporting period.

We do not believe that significant judgments are required with respect to the determination of the transaction price, including any variable consideration identified. There is a low level of uncertainty due to the precision of measurement and use of index-based pricing with predictable differentials. Additionally, any variable consideration identified is not constrained.

Disaggregation of Revenues

In the following tables, revenue for the three months ended March 31, 2019, is disaggregated by primary region within the United States and major product line. As noted above, we operate as one reportable segment.

For the three months ended March 31, 2019:

(in thousands)
Type	Appalachian Basin	Ventura Basin	Total
Natural gas sales	$18,792	$524	$19,316
Natural gas liquids sales	-	247	247
Oil sales	1,537	7,452	8,989
Transportation and handling	734	-	734
Marketing gas sales	4,944	-	4,944
Total revenue	$26,007	$8,223	$34,230

Contract Balances

Under our product sales contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our product sales contracts do not typically give rise to contract assets or liabilities under ASC 606.

Prior Period Performance Obligations

We record revenue in the month production is delivered to the purchaser, but settlement statements may not be received until 30 to 90 days after the month of production. As such, we estimate the production delivered and the related pricing. Any differences between our initial estimates and actuals are recorded in the month payment is received from the customer. These differences have not historically been material. For the three months ended March 31, 2019, revenue recognized in the reporting period related to prior period performance obligations is immaterial.

The estimated revenue is recorded within Accounts receivable – Revenue on the unaudited consolidated balance sheets.

Note 11 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2019 and December 31, 2018 consist of the following:

(in thousands)	March 31, 2019	December 31, 2018

Accounts payable	$6,064	$7,670
Oil and gas revenue suspense	2,766	2,675
Gathering and transportation payables	1,228	1,774
Production taxes payable	2,411	1,860
Accrued operating costs	2,431	3,155
Accrued ad valorem taxes – current	3,731	3,474
Accrued general and administrative expenses	2,217	3,111
Accrued asset retirement obligation – current	3,392	3,099
Accrued interest	1,543	955
Accrued gas purchases	2,959	5,440
Other liabilities	1,278	1,603

Total accounts payable and accrued liabilities	$30,020	$34,816

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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

(in thousands)	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2019
Assets:
Commodity derivatives	$-	$147	$-	$147
Liabilities:
Commodity derivatives	$-	$1,975	$-	$1,975

December 31, 2018
Asset:
Commodity derivatives	$-	$7,022	$-	$7,022

Commodity Derivative

As of March 31, 2019, our commodity derivative financial instruments are comprised of natural gas and oil swaps and costless collars. The fair values of these agreements are determined under an income valuation technique. The valuation model requires a variety of inputs, including contractual terms, published forward prices, volatilities for options and discount rates, as appropriate. Our estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, our credit worthiness and the time value of money. The consideration of these factors results in an estimated exit-price for each derivative asset or liability under a market place participant’s view. All the significant inputs are observable, either directly or indirectly; therefore, our derivative instruments are included within the Level 2 fair value hierarchy. The counterparty for all our outstanding commodity derivative financial instruments as of March 31, 2019, is BP Energy Company.

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

We assume, at times, certain firm transportation contracts as part of our acquisitions of oil and natural gas properties. The fair value of the firm transportation contract obligations was determined based upon the contractual obligations assumed by us and discounted based upon our effective borrowing rate. These contractual obligations are reduced on a monthly basis as we pay these firm transportation obligations in the future.

The fair value measurements associated with the assets acquired and liabilities assumed in the business combination for the OIE Membership Acquisition of Carbon Appalachia are outlined within Note 3.

Debt Discount

The fair value of the debt discount from the 1,425 and 585 additional Class A Units issued in connection with the Subordinated Notes and 2018 Subordinated Notes was $1.3 million and $490,000, respectively. The debt discount was a Level 3 fair value assessment and was based on the relative fair value of Class A Units. Class A Units were issued contemporaneously at $1,000 per Class A Unit.

Asset Retirement Obligation

The fair value of our asset retirement obligation liability is recorded in the period in which it is incurred or assumed by taking into account the cost of abandoning oil and gas wells ranging from $20,000 to $45,000, which is based on our historical experience and industry expectations for similar work; the estimated timing of reclamation ranging from one to 75 years based on estimates from reserve engineers; an inflation rate between 1.52% to 2.79%; and a credit adjusted risk-free rate between 3.28% to 8.27%, which takes into account our credit risk and the time value of money. Given the unobservable nature of the inputs, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs (see Note 3). During the three month period ended March 31, 2019, we did not record any additions to asset retirement obligations. We use the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rates and time value of money.

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

Note 13 – Commodity Derivatives

We historically use commodity-based derivative contracts to manage exposures to commodity price on a portion of our oil and natural gas production. We do not hold or issue derivative financial instruments for speculative or trading purposes. We also have entered into, on occasion, oil and natural gas physical delivery contracts to effectively provide commodity price hedges. Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. These contracts are not recorded at fair value in the unaudited condensed consolidated financial statements.

Pursuant to the terms of our credit facilities with LegacyTexas Bank and Prudential, we have entered into swap and costless collar derivative agreements to hedge a portion of our oil and natural gas production through 2021. As of March 31, 2019, these derivative agreements consisted of the following:

	Natural Gas Swaps		Natural Gas Collars
		Weighted Average		Weighted Average Price
Year	MMBtu	Price (a)	MMBtu	Range (a)

2019	11,762,000,	$2.82	374,000	$2.60 – $3.03
2020	12,433,000	$2.73	1,018,000	$2.50 – $2.70
2021	6,448,000	$2.58	-	$-

	Oil Swaps				Oil Collars
Year	WTI Bbl	Weighted Average Price (b)	Brent Bbl	Weighted Average Price (c)	WTI Bbl	Weighted Average Price (b)	Brent Bbl	Weighted Average Price (c)
2019	180,775	$53.46	121,079	$66.93	-	-	29,800	$47.00 - $75.00
2020	121,147	$55.37	151,982	$66.03	18,000	$47.00 - $60.15	37,400	$47.00 - $75.00
2021	-	$-	86,341	$67.12	30,000	$47.00 - $60.15	98,000	$47.00 - $75.00

*	Includes 100% of Carbon California’s outstanding derivative hedges at March 31, 2019, and not our proportionate share.
(a)	NYMEX Henry Hub Natural Gas futures contract for the respective period.
(b)	NYMEX Light Sweet Crude West Texas Intermediate futures contract for the respective period.
(c)	Brent future contracts for the respective period.

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

The following table summarizes the fair value of the derivatives recorded in the unaudited consolidated balance sheets.

These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	March 31, 2019	December 31, 2018
Commodity derivative contracts:
Commodity derivative asset	$-	$3,517
Commodity derivative asset – non-current	$147	$3,505

Commodity derivative liability	$1,657	$-
Commodity derivative liability – non-current	$318	$-

The table below summarizes the commodity settlements and unrealized gains and losses related to the Company’s derivative instruments for the three months ended March 31, 2019 and 2018. These commodity derivative settlements and unrealized gains and losses are recorded and included in commodity derivative income or loss in the accompanying unaudited consolidated statements of operations.

	Three Months Ended March 31,
(in thousands)	2019	2018

Commodity derivative contracts:
Settlement losses	$(456)	$(377)
Unrealized losses	(8,850)	(249)

Total settlement and unrealized losses, net	$(9,306)	$(626)

Commodity derivative settlement gains and losses are included in cash flows from operating activities in our unaudited consolidated statements of cash flows.

The counterparty in all of our derivative instruments is BP Energy Company. We have entered into ISDA Master Agreements with BP Energy Company that establishes standard terms for the derivative contracts and inter-creditor agreements with LegacyTexas Bank, Prudential and BP Energy Company whereby any credit exposure related to the derivative contracts entered into by us and BP Energy Company is secured by the collateral and backed by the guarantees supporting the credit facilities.

We net our derivative instrument fair value amounts executed with BP Energy Company pursuant to ISDA master agreements, which provides for the net settlement over the term of the contracts and in the event of default or termination of the contracts. The following table summarizes the location and fair value amounts of all derivative instruments in the unaudited consolidated balance sheet, as well as the gross recognized derivative assets, liabilities and amounts offset in the unaudited consolidated balance sheet as of March 31, 2019.

			Net
	Gross		Recognized
	Recognized	Gross	Fair Value
	Assets/	Amounts	Assets/
Balance Sheet Classification (in thousands)	Liabilities	Offset	Liabilities

Commodity derivative assets:
Commodity derivative asset	$1,063	$(1,063)	$-
Commodity derivative asset – non-current	2,049	(1,902)	147
Total derivative assets	$3,112	$(2,965)	$147

Commodity derivative liabilities:
Commodity derivative liability	$2,720	$(1,063)	$(1,657)
Commodity derivative liability – non-current	2,220	(1,902)	(318)
Total derivative liabilities	$4,940	$(2,965)	$(1,975)

Due to the volatility of oil and natural gas prices, the estimated fair value of our derivatives are subject to fluctuations from period to period.

Note 14 – Leases

On January 1, 2019, we adopted ASC 842. Results for reporting periods beginning January 1, 2019 are presented in accordance with ASC 842, while prior period amounts are reported in accordance with FASB ASC Topic 840 – Leases. On January 1, 2019, we recognized approximately $7.7 million in right-of-use assets and approximately $7.7 million in lease liabilities, representing the present value of minimum payment obligations associated with compressor, vehicle, and office space operating leases with non-cancellable lease terms in excess of one year. We do not have any finance leases, nor are we the lessor in any leasing arrangements. We have elected certain practical expedients available under ASC 842 including those that permit us to (i) account for lease and non-lease components in our contracts as a single lease component for all asset classes; (ii) not evaluate existing and expired land easements; (iii) not apply the recognition requirements of ASC 842 to leases with a lease term of twelve months or less; and (iv) retain our existing lease assessment and classification. As such, there was no cumulative-effect adjustment to retained earnings required at January 1, 2019. Additionally, the Company has elected the short-term lease recognition exemption for all classes of underlying assets and therefore, leases with a term of one year or less will not be recognized on the unaudited consolidated balance sheet.

The lease amounts disclosed herein are presented on a gross basis. A portion of these costs may have been or will be billed to other working interest owners, and our net share of these costs, once paid, are included in lease operating expenses, pipeline operating expenses or general and administrative expenses, as applicable.

During the three months ended March 31, 2019, we did not acquire any right-of-use assets or incur any lease liabilities. Our right-of-use assets and lease liabilities are recognized at their discounted present value on the balance sheet at $7.3 million as of March 31, 2019. All leases recognized on our unaudited consolidated balance sheet are classified as operating leases, which include leases related to the asset classes reflected in the table below:

(in thousands)	Right-of-Use Assets	Lease Liability
Compressors	$4,178	$4,178
Corporate leases	2,433	2,438
Vehicles	645	645
Total	$7,256	$7,261

We recognize lease expense on a straight-line basis excluding short-term and variable lease payments which are recognized as incurred. Short-term lease cost represents payments for leases with a lease term of one year or less, excluding leases with a term of one month or less. Short-term leases include certain compressors and vehicles that have a non-cancellable lease term of less than one year.

The following table summarizes the components of our gross operating lease costs incurred during the three months ended March 31, 2019:

(in thousands)	Three Months Ended March 31, 2019
Operating lease cost	$531
Short-term lease cost	161
Total lease cost	$692

We do not have any leases with an implicit interest rate that can be readily determined. As a result, we calculate collateralized incremental borrowing rates to use as discount rates. We utilize the benchmark rates defined in our credit facilities, and adjust for facility utilization and term considerations, to establish collateralized incremental borrowing rates. Refer to Note 7 for additional information on our credit facilities.

Our weighted-average lease term and discount rate used are as follows:

(in thousands)	Three Months Ended March 31, 2019
Weighted-average lease term (years)	4.3
Weighted-average discount rate	6.34%

The following table summarizes supplemental cash flow information related to leases:

Cash paid for amounts included in measurement of lease liabilities (in thousands)	Three Months Ended March 31, 2019
Operating cash flows for operating leases	$526

Minimum future commitments by year for our long-term operating leases as of March 31, 2019 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the balance sheet as follows:

(in thousands)	Amount
Remainder of 2019	$1,535
2020	1,946
2021	1,889
2022	1,718
2023	1,222
Thereafter	11
Total lease payments	$8,321
Less: imputed interest	(1,060)
Total lease liability	$7,261

Note 15 – Commitments and Contingencies

We have entered into employment agreements with certain of our executives and officers. The term of the agreements generally ranges from one to two years and provides for renewal provisions in one-year increments thereafter. The agreements provide for, among other items, severance and continuation of benefit payments upon termination of employment or certain change of control events.

We have entered into non-current firm transportation contracts to ensure the transport for certain of our gas production to purchasers. Firm transportation volumes and the related demand charges for the remaining term of these contracts at March 31, 2019 are summarized in the table below.

Period	Dekatherms per day	Demand Charges
Apr 2019 – Mar 2020	58,871	$0.20 - 0.62
Apr 2020 – May 2020	57,791	$0.20 - 0.56
Jun 2020 – Oct 2020	56,641	$0.20 - 0.56
Nov 2020 – Aug 2022	50,341	$0.20 - 0.56
Sep 2022 – May 2027	30,990	$0.20 - 0.21
Jun 2027 – May 2036	1,000	$0.20

As of March 31, 2019, the remaining commitment related to the firm transportation contracts assumed in the EXCO Acquisition in 2016 and OIE Membership Acquisition is $17.8 million and reflected in the Company’s unaudited consolidated balance sheet. The fair values of these firm transportation obligations were determined based upon the contractual obligations assumed by the Company and discounted based upon the Company’s effective borrowing rate. These contractual obligations are being reduced monthly as the Company pays these firm transportation obligations in the future.

Natural gas processing agreement

We have entered into an initial five-year gas processing agreement. We have an option to extend the term of the agreement by another five years. The related demand charges for volume commitments over the remaining term of the agreement at March 31, 2019 are approximately $1.8 million per year. We will pay a processing fee of $2.50 per MCF for the term of the agreement, with a minimum annual volume commitment of 720,000 MCF.

Capital Commitments

As of March 31, 2019, we had no capital commitments associated with Carbon California.

Note 16 – Supplemental Cash Flow Disclosure

Supplemental cash flow disclosures for the three months ended March 31, 2019 and 2018 are presented below:

	Three Months Ended March 31,
(in thousands)	2019	2018

Cash paid during the period for:
Interest	$1,875	$336
Non-cash transactions:
Accounts payable and accrued liabilities	$82	$(71)
Non-cash acquisition of Carbon California interests	$-	$(18,906)
Carbon California Acquisition on February 1, 2018	$-	$17,114
Exercise of warrant derivative	$-	$(1,792)
Old Ironsides Notes interest paid-in-kind	$594	-

Note 17 – Subsequent Events

We evaluated activities from March 31, 2019, to the date these financial statements were available for issuance. We believe there are no subsequent events requiring recognition or disclosure.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors may cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to us that may cause our results to vary, or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors.” The following discussion should be read in conjunction with “Forward-Looking Statements,” “Risk Factors” and our unaudited condensed consolidated financial statements, including the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the information included or incorporated by reference in the Company’s 2018 Annual Report on Form 10-K.

General Overview

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

At March 31, 2019, our proved developed reserves were comprised of 22% oil and natural gas liquids (“NGL”) and 78% natural gas. Our current capital expenditure program is focused on the acquisition and development of oil and natural gas properties in areas where we currently operate. We believe that our asset and lease position, combined with our low operating expense structure and technical expertise, provides us with a portfolio of opportunities for the development of our oil and natural gas properties. Our growth plan is centered on the following activities:

●	Acquire and develop oil and gas producing properties that deliver attractive risk adjusted rates of return, provide for field development projects, and complement our existing asset base; and

●	Develop, optimize and maintain a portfolio of low risk, long-lived oil and natural gas properties that provide stable cash flows and attractive risk adjusted rates of return.

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

	2017			2018				2019
	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1

Oil (Bbl)	$48.29	$48.19	$55.39	$62.89	$67.90	$69.50	$58.83	$54.85
Natural Gas (MMBtu)	$3.09	$2.89	$2.87	$3.13	$2.77	$2.88	$3.62	$2.99

Low oil, NGL and natural gas prices may decrease our revenues, may reduce the amount of oil, NGL and natural gas that we can produce economically and potentially lower our oil and natural gas reserves. Our estimated proved reserves may decrease if the economic life of underlying producing wells are shortened as a result of lower oil, NGL and natural gas prices. A substantial or extended decline in oil, NGL or natural gas prices may result in future impairments of our proved reserves and may materially and adversely affect our future business, financial condition, cash flows, results of operations or liquidity. Lower oil, NGL and natural gas prices may also reduce the amount of borrowing base under our bank credit facilities, which are determined at the discretion of our lender and may make it more difficult to comply with the covenants and other restrictions under our bank credit facilities.

We use the full cost method of accounting for our oil and gas properties and performs a ceiling test quarterly. The ceiling calculation utilizes a rolling 12 month average commodity price. We did not recognize an impairment for the three months ended March 31, 2019 and 2018.

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

Future property acquisitions or dispositions could have a material impact on our financial condition and results of operations by increasing or decreasing our reserves, production and revenues as well as expenses and future capital expenditures. We currently anticipate that we would finance any future acquisitions with available borrowings under our credit facilities, sales of properties or the issuance of additional equity or debt.

Operational Highlights

During 2017 and 2018, and the first quarter of 2019, we concentrated our efforts on the acquisition and development of producing properties through the acquisitions consummated by Carbon California and Carbon Appalachia. We completed the purchase of Old Ironsides’ interests in Carbon Appalachia, resulting in ownership of 100% of Carbon Appalachia. Our field development activities have consisted principally of oil-related remediation, and return to production and recompletion projects in California. Since closing these acquisitions, we have focused on operating efficiencies and reduction of operating expenses, optimization of natural gas gathering and compression facilities, greater flexibility in moving our production to markets with more favorable pricing, and the identification of development project opportunities to provide more efficient and lower cost operations.

As of March 31, 2019, we owned working interests in approximately 8,800 gross wells (7,100 net), royalty interests located primarily in California, Illinois, Indiana, Kentucky, Ohio, Tennessee, Virginia, and West Virginia and had leasehold positions in approximately 336,000 net developed acres and approximately 1,317,900 net undeveloped acres. Approximately 68% of the undeveloped acreage is held by production and of the remaining undeveloped acreage, approximately 80% have lease terms of greater than five years remaining in the primary term or contractual extension periods.

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

In December 2018, we completed the acquisition of all of the Class A Units of Carbon Appalachia owned by Old Ironsides for a purchase price of $58.1 million subject to customary and standard purchase price adjustments (“OIE Membership Acquisition”). As a result of the OIE Membership Acquisition, we now hold all of the issued and outstanding ownership interests of Carbon Appalachia, along with its direct and indirect subsidiaries (Carbon Appalachia Group, LLC, Carbon Tennessee Mining Company, LLC, Carbon Appalachia Enterprises, LLC, Carbon West Virginia Company, LLC, Cranberry Pipeline Corporation, Knox Energy, LLC, Coalfield Pipeline Company and Appalachia Gas Services Company, LLC). As a result, we consolidate Carbon Appalachia for financial reporting purposes.

Outlined below is a summary of (i) ownership changes to Carbon Appalachia since its formation, (ii) our resulting percent ownership of Class A Units, which represents the voting interest in Carbon Appalachia, and (iii) our proportionate share in Carbon Appalachia after giving effect of all classes of ownership interests.

Timing	Ownership Changes	Resulting Class A Units (%)	Proportionate Share (%)
April 2017	Formation: $0.24 million capital contribution	2.00%	2.98%
August 2017	$3.71 million capital contribution	15.20%	16.04%
September 2017	$2.92 million capital contribution	18.55%	19.37%
November 2017	Warrant exercise	26.50%	27.24%
December 2018	OIE Membership Acquisition	100.00%	100.00%

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

While we made other non-material acquisitions that are not specifically listed, the acquisitions described below most meaningfully affect our financial condition.

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

Preferred Stock Issuance to Yorktown

In connection with the closing of the Seneca Acquisition, we raised $5.0 million through the issuance of 50,000 shares of Preferred Stock to Yorktown. See Note 9 to the unaudited condensed consolidated financial statements.

Principal Components of Our Cost Structure

●	Lease operating expenses. Lease operating expenses are costs incurred to bring oil and natural gas out of the ground, together with the costs incurred to maintain our producing properties. Such costs include maintenance, repairs and workover expenses related to our oil and natural gas properties.

●	Pipeline operating expenses. Pipeline operating expenses are costs incurred to accept, transport and deliver gas across our midstream assets.

●	Transportation and gathering costs. Transportation and gathering costs are incurred to bring oil and natural gas to market. Gathering refers to the utilization of low pressure pipelines to move the oil and natural gas from the wellhead into a transportation pipeline, or in case of oil, into a tank battery from which sales of oil are made.

●	Production and property taxes. Production taxes consist of severance and property taxes and are paid on oil and natural gas produced based on a percentage of market prices or at fixed rates established by federal, state or local taxing authorities.

●	Marketing gas purchases. Marketing gas purchases consist of third-party purchases of gas associated with our midstream operations.

●	Depreciation, amortization and impairment. We use the full cost method of accounting for oil and gas properties. All costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized. We perform a quarterly ceiling test based on average first-of-the-month prices during the twelve-month period prior to the reporting date. The full cost ceiling test is a limitation on capitalized costs prescribed by the SEC. The ceiling test is not a fair value-based measurement; rather, it is a standardized mathematical calculation that compares the net capitalized costs of our full cost pool to estimated discounted cash flows. Should the net capitalized cost exceed the sum of the estimated discounted cash flows, a ceiling test write-down would be recognized to the extent of the excess. For the three months ended March 31, 2019 and 2018, we did not incur a ceiling test impairment.

●	Depletion. Depletion is calculated using capitalized costs in the full cost pool, including estimated asset retirement costs and estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values and depleted based on a unit-of-production method.

●	General and administrative expense. General and administrative expense includes payroll and benefits for our corporate staff, non-cash stock based compensation, costs of maintaining our offices, costs of managing our production, development and acquisition operations, franchise taxes, audit, tax, legal and other professional fees and legal compliance. Certain of these costs are recovered as management reimbursements in place with Carbon California and, prior to the completion of the OIE Membership Acquisition on December 31, 2018, Carbon Appalachia. In 2018, we expensed costs in preparation of an equity raise that we do not believe is likely to occur in the short term.

●	Interest expense. We finance a portion of our working capital requirements for drilling and completion activities and acquisitions with borrowings under our bank credit facilities. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions.

●	Income tax expense. We are subject to state and federal income taxes but typically have not been in a tax paying position for regular federal income taxes, primarily due to the current deductibility of intangible drilling costs (“IDC”) and net operating loss (“NOL”) carryforwards. We pay alternative minimum tax, state income or franchise taxes where IDC or NOL deductions do not exceed taxable income or where state income or franchise taxes are determined on another basis. As of December 31, 2018, we have NOL carryforwards of approximately $29.2 million available to reduce future years’ federal taxable income. Federal NOLs incurred through 2017 expire in various years through 2037 while the NOLs incurred during 2018 and in future years will never expire. As of December 31, 2018, we have various state NOL carryforwards available to reduce future years’ state taxable income, which are dependent on apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. These state NOL carryforwards will expire in the future based upon each jurisdiction’s specific law surrounding NOL carry forwards.

In 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. The TCJA significantly changes the U.S. corporate tax law by, among other things, lowering the U.S. corporate income tax rate from 35% to 21% beginning in January 2018. FASB ASC Topic 740, Income Taxes, requires companies to recognize the impact of the changes in tax law in the period of enactment.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following discussion and analysis relates to items that have affected our results of operations for the three months ended March 31, 2019 and 2018. The following table sets forth, for the periods presented, selected historical unaudited consolidated statements of operations and production data. The information contained in the table below should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto and the information under “Forward Looking Statements” below.

	Three Months Ended
	March 31,		Percent
(in thousands except production and per unit data)	2019	2018 (1)	Change
Revenue:
Natural gas sales	$19,316	$3,939	390%
Natural gas liquids sales	247	163	51%
Oil sales	8,989	2,983	201%
Transportation and handling	734	-	*
Marketing gas sales	4,944	-	*
Commodity derivative loss	(9,306)	(626)	1387%
Other income	26	14	86%
Total revenues	24,950	6,473	285%

Expenses:
Lease operating expenses	6,616	2,087	217%
Pipeline operating expenses	3,085	-	*
Transportation costs	3,799	855	344%
Production and property taxes	2,010	433	364%
Marketing gas purchases	4,172	-	*
General and administrative	4,689	2,948	59%
General and administrative – related party reimbursement	-	(1,116)	(100%)
Depreciation, depletion and amortization	3,980	1,492	167%
Accretion of asset retirement obligations	394	141	179%
Total expenses	28,745	6,840	320%

Operating income (loss)	$(3,795)	$(367)	(846%)

Other income and (expense):
Interest expense	(2,914)	(1,002)	191%
Warrant derivative gain	-	225	*
Equity investment income	19	5,828	*
Total other income (expense)	$(2,895)	$5,051	(157%)

Production data:
Natural gas (Mcf)	5,544,052	1,323,092	319%
Oil (Bbl)	147,492	47,103	213%
Natural gas liquids (Bbl)	13,210	4,502	193%
Combined (Mcfe)	6,508,264	1,632,722	299%

Average prices before effects of hedges:
Natural gas (per Mcf)	$3.48	$2.98	17%
Oil (per Bbl)	$60.95	$57.80	5%
Natural gas liquids (per Bbl)	$18.67	$35.30	(47%)
Combined (per Mcfe)	$4.39	$4.34	1%

Average prices after effects of hedges**:
Natural gas (per Mcf)	$3.34	$2.98	12%
Oil (per Bbl)	$63.29	$50.39	26%
Natural gas liquids (per Bbl)	$18.67	$35.30	(47%)
Combined (per Mcfe)	$4.32	$4.11	1%

Average costs (per Mcfe):
Lease operating expenses	$1.02	$1.28	(20%)
Transportation costs	$0.26	$0.52	12%
Production and property taxes	$0.31	$0.27	15%
Cash-based general and administrative expense, net of related party reimbursement	$0.69	$0.95	(27%)
Depreciation, depletion and amortization	$0.61	$0.91	(33%)

*	Not meaningful or applicable

**	Includes effect of settled commodity derivative gains and losses
(1)	Includes Carbon California activity for the period of consolidation from February 1, 2018 through March 31, 2018, and does not include Carbon Appalachia activity during 2018 as Carbon Appalachia did not consolidate until December 31, 2018 upon the closing of the OIE Membership Acquisition. See Recent Developments and Factors Affecting Comparability.

Oil, natural gas liquids, and natural gas sales – Sales of oil, natural gas liquids and natural gas increased 303% to approximately $28.6 million for the three months ended March 31, 2019 from approximately $7.1 million for the three months ended March 31, 2018. This increase is primarily attributed to a 319%, 213% and 193% increase in natural gas, oil and natural gas liquids sales volumes, respectively, and an increase in natural gas and oil prices of 17% and 5%, respectively. The increases in production were a direct result of the acquisitions of Carbon Appalachia and Carbon California during 2018 and the resultant consolidation of the related activity for the three months ended March 31, 2019. Carbon Appalachia operating results are included in each of the three months ended March 31, 2019 whereas no Carbon Appalachia results were included in the three months ended March 31, 2018. Carbon California operating results are included in each of the three months ended March 31, 2019 whereas only the months of February and March reflect Carbon California activities during the three months ended March 31, 2018. Furthermore, the December 2017 California wildfires significantly impacted Carbon California results of operations in the first quarter of 2018.

Commodity derivative gains and losses – To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we enter into derivative contracts including fixed price swap contracts and costless collars. Because we do not designate these derivatives as cash flow hedges, they do not receive hedge accounting treatment and all mark-to-market gains or losses, as well as settlement gains or losses on the derivative instruments, are currently recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts. For the three months ended March 31, 2019 and 2018, we had hedging losses of approximately $9.3 million and $626,000, respectively.

Lease operating expenses – Lease operating expenses for the three months ended March 31, 2019 increased 217% compared to the three months ended March 31, 2018. The increase was primarily attributable to the Carbon Appalachia and Carbon California acquisitions and the resultant increased production volumes. Expenses during the three months ended March 31, 2018 were also lower as a result of the December 2017 California wildfires. On a per Mcfe basis, lease operating expenses decreased to $1.02 per Mcfe for the three months ended March 31, 2019 from $1.28 per Mcfe for the three months ended March 31, 2018.

Transportation costs – Transportation costs for the three months ended March 31, 2019 increased 95% compared to the three months ended March 31, 2018. This increase is attributable to an increase in production as a result of the Carbon Appalachia Acquisition and a full three months of Carbon California operations. On a per Mcfe basis, these expenses decreased from $0.52 per Mcfe for the three months ended March 31, 2018 to $0.26 per Mcfe for the three months ended March 31, 2019.

Production and property taxes – Production and property taxes increased from approximately $433,000 for the three months ended March 31, 2018 to approximately $2.0 million for the three months ended March 31, 2019. This increase is primarily attributable to increased oil and natural gas sales as a result of consolidation of Carbon Appalachia and a full three months of Carbon California production. Production taxes averaged approximately 7.0% and 6.1% of product sales for the three months ended March 31, 2019 and 2018, respectively. Ad valorem tax rates, which can fluctuate by year, are determined by individual counties where we have production and are assessed on our sales one or two years in arrears depending on the location of the production.

Depreciation, depletion and amortization (DD&A) – DD&A increased from approximately $1.5 million for the three months ended March 31, 2018 to approximately $4.0 million for the three months ended March 31, 2019 primarily due to the consolidation of Carbon Appalachia and a full three months of Carbon California operations. On a per Mcfe basis, DD&A decreased from $0.91 per Mcfe for the three months ended March 31, 2018 to $0.61 per Mcfe for the three months ended March 31, 2019. The decrease in the depletion rate is primarily attributable to the consolidation of Carbon Appalachia.

General and administrative expenses – Cash-based general and administrative expenses increased from approximately $1.5 million for the three months ended March 31, 2018 to approximately $4.5 million for the three months ended March 31, 2019. This increase is primarily attributable to the consolidation of Carbon Appalachia and a full three months of Carbon California operations. As a result of the consolidation of Carbon Appalachia and Carbon California during the three months ended March 31, 2019, management reimbursements which offset general and administrative expenses decreased by approximately $1.1 million compared to the three months ended December 31, 2018. On a per Mcfe basis, cash-based general and administrative expenses, net of related party reimbursements, decreased from $0.95 per Mcfe for the three months ended March 31, 2018 to $0.69 per Mcfe for the three months ended March 31, 2019. Non-cash stock based compensation and other general and administrative expenses for the three months ended March 31, 2019 and 2018 are summarized in the following table:

General and administrative expenses	Three Months Ended March 31,		Increase/
(in thousands)	2019	2018	(Decrease)

Stock-based compensation	$222	$292	$(70)
Other general and administrative expenses	4,467	2,656	1,811
General and administrative – related party reimbursement	-	(1,116)	1,116
General and administrative expense	$4,689	$1,832	$2,858

Interest expense – Interest expense increased from approximately $1.0 million for the three months ended March 31, 2018 to approximately $2.9 million for the three months ended March 31, 2019 primarily due to higher outstanding debt balances related to borrowings to complete the Carbon Appalachia and Seneca acquisitions in 2018. On a per Mcfe basis, interest expense decreased from $0.61 per Mcfe for the three months ended March 31, 2018 to $0.45 per Mcfe for the three months ended March 31, 2019.

Transportation and handling, marketing gas sales, pipeline operating expenses and marketing gas purchases – Subsequent to the OIE Membership Acquisition on December 31, 2018, we consolidate Carbon Appalachia operations. The associated revenues and expenses are presented within our unaudited consolidated statements of operations during the three months ended March 31, 2019. These operations were not presented in our unaudited consolidated statements of operations during the three months ended March 31, 2018.

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

The following table reflects our outstanding derivative agreements as of March 31, 2019:

	Natural Gas Swaps		Natural Gas Collars
		Weighted Average		Weighted Average Price
Year	MMBtu	Price (a)	MMBtu	Range (a)

2019	11,762,000	$2.82	374,000	$2.60 – $3.03
2020	12,433,000	$2.73	1,018,000	$2.50 – $2.70
2021	6,448,000	$2.58	-	$-

	Oil Swaps				Oil Collars
Year	WTI Bbl	Weighted Average Price (b)	Brent Bbl	Weighted Average Price (c)	WTI Bbl	Weighted Average Price	Brent Bbl	Weighted Average Price
2019	180,775	$53.46	121,079	$66.93	-	-	29,800	$47.00 - $75.00
2020	121,147	$55.37	151,982	$66.03	18,000	$47.00 - $60.15	37,400	$47.00 - $75.00
2021	-	$-	86,341	$67.12	30,000	$47.00 - $60.15	98,000	$47.00 - $75.00

*	Includes 100% of Carbon California’s outstanding derivative hedges at March 31, 2019, and not our proportionate share.
(a)	NYMEX Henry Hub Natural Gas futures contract for the respective period.
(b)	NYMEX Light Sweet Crude West Texas Intermediate futures contract for the respective period.
(c)	Brent future contracts for the respective period.

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

Management Reimbursements

In our role as manager of Carbon California and Carbon Appalachia we receive reimbursements for management services. Prior to consolidation of Carbon California and Carbon Appalachia effective February 1, 2018 and December 31, 2018, respectively, these management service reimbursements were included in general and administrative – related party reimbursement on our unaudited consolidated statements of operations. As we now consolidate both Carbon California and Carbon Appalachia, these reimbursements are eliminated upon consolidation.

Operating Reimbursements

In our role as operator of Carbon California and Carbon Appalachia, we receive reimbursements of operating expenses. Prior to consolidation of Carbon California and Carbon Appalachia effective February 1, 2018 and December 31, 2018, respectively, these operating reimbursements were included in operating expenses on our unaudited consolidated statements of operations. As we now consolidate both Carbon California and Carbon Appalachia, these reimbursements are eliminated upon consolidation.

Historically, the primary sources of liquidity have been our credit facilities (described below) and cash flow from operations. We may use other sources of capital, including the issuance of debt or equity securities, to fund acquisitions or maintain our financial flexibility.

Credit Facilities and Notes Payable

Carbon Appalachia

2018 Credit Facility

In connection with and concurrently with the closing of the OIE Membership Acquisition, the Company and its subsidiaries amended and restated our prior credit facilities for a new $500.0 million senior secured asset-based revolving credit facility maturing December 31, 2022 and a $15.0 million term loan which matures in 2020 (the “2018 Credit Facility”). The 2018 Credit Facility includes a sublimit of $1.5 million for letters of credit. The borrowers under the 2018 Credit Facility are Carbon Appalachia Enterprises, LLC (“CAE”) and various other subsidiaries of the Company (including Nytis USA, together with CAE, the “Borrowers”). Under the 2018 Credit Facility, Carbon is neither a borrower nor a guarantor. The initial borrowing base under the 2018 Credit Facility was $75.0 million, and remained so as of March 31, 2019.

The 2018 Credit Facility is guaranteed by each existing and future direct or indirect subsidiary of the Borrowers and certain other subsidiaries of the Company (subject to various exceptions) and the obligations under the 2018 Credit Facility are secured by essentially all tangible and intangible and real property (subject to certain exclusions).

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

The affirmative and negative covenants are subject to various exceptions, including certain basket amounts and acceptable transaction levels. In addition, the 2018 Credit Facility requires the Borrowers’ compliance, on a consolidated basis, with a maximum Net Debt (all debt of the Borrowing Parties minus all unencumbered cash and cash equivalents of the Borrowers not to exceed $3.0 million) / EBITDAX (as defined) ratio of 3.50 to 1.00 and a current ratio covenant minimum of 1.00 to 1.00, tested quarterly, commencing with the quarter ending March 31, 2019.

As of March 31, 2019, there was approximately $70.2 million in outstanding borrowings, an additional $4.8 million borrowing capacity under the 2018 Credit Facility, and Carbon Appalachia was in compliance with its financial covenants.

Old Ironsides Notes

On December 31, 2018, as part of the OIE Membership Acquisition, we delivered unsecured promissory notes in the aggregate original principal amount of approximately $25.1 million to Old Ironsides (the “Old Ironsides Notes”). The Old Ironsides Notes bear interest at 10% per annum and have a term of five years, the first three of which require interest-only payments at the end of each calendar quarter beginning with the quarter ending March 31, 2019. At the end of the three-year interest-only period, the then current outstanding principal balance and interest is to be paid in 24 equal monthly payments. The Old Ironsides Notes also require mandatory prepayments upon the occurrence of certain subsequent liquidity events. A mandatory, one-time principal reduction payment in the aggregate amount of $2.0 million was made to Old Ironsides on February 1, 2019. Subsequent to the closing of the OIE Membership Acquisition Old Ironsides ceased to be a related party.

The interest payable under the Old Ironsides Notes can be paid-in-kind at the election of the Company. This provision allows the Company to increase the principal balance associated with the Old Ironsides Notes. This election creates a second tranche of principal, which bears interest at 12% per annum. On March 31, 2019, the Company elected to pay-in-kind approximately $594,000.

Carbon California

Senior Revolving Notes, Related Party

On February 15, 2017, Carbon California entered into a Note Purchase Agreement (the “Note Purchase Agreement”) for the issuance and sale of Senior Secured Revolving Notes to Prudential with an initial revolving borrowing capacity of $25.0 million which mature on February 15, 2022 (the “Senior Revolving Notes”). Carbon Energy Corporation is not a guarantor of the Senior Revolving Notes. The closing of the Note Purchase Agreement on February 15, 2017 resulted in the sale and issuance by Carbon California of Senior Revolving Notes in the principal amount of $10.0 million. The maximum principal amount available under the Senior Revolving Notes is based upon the borrowing base attributable to Carbon California’s proved oil and gas reserves which is to be determined at least semi-annually. As of March 31, 2019, the borrowing base was $41.0 million, of which $38.5 million was outstanding.

Carbon California may elect to incur interest at either (i) 5.50% plus the London interbank offered rate (“LIBOR”) or (ii) 4.50% plus the Prime Rate (which is defined as the interest rate published daily by JPMorgan Chase Bank, N.A.). As of March 31, 2019, the effective borrowing rate for the Senior Revolving Notes was 7.80%. In addition, the Senior Revolving Notes include a commitment fee for any unused amounts at 0.50% as well as an annual administrative fee of $75,000, payable on February 15 each year.

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

Subordinated Notes, Related Party

On February 15, 2017, Carbon California entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Prudential Capital Energy Partners, L.P. for the issuance and sale of Subordinated Notes due February 15, 2024, bearing interest of 12% per annum (the “Subordinated Notes”). Carbon Energy Corporation is not a guarantor of the Subordinated Notes. The closing of the Securities Purchase Agreement on February 15, 2017 resulted in the sale and issuance by Carbon California of Subordinated Notes in the original principal amount of $10.0 million, all of which remains outstanding as of March 31, 2019.

The Subordinated Notes require Carbon California, as of January 1 and July 1 of each year, to hedge its anticipated production at such time for year one, two and three at a rate of 67.5%, 58.5% and 45%, respectively.

Prepayment of the Subordinated Notes is allowed at 100%, subject to a 3.0% fee of outstanding principal. Prepayment is not subject to a prepayment fee after February 17, 2020. Distributions to equity members are generally restricted.

2018 Subordinated Notes, Related Party

On May 1, 2018, Carbon California entered into an agreement with Prudential for the issuance and sale of $3.0 million in Subordinated Notes due February 15, 2024, bearing interest of 12% per annum (the “2018 Subordinated Notes”), of which $3.0 million remains outstanding as of March 31, 2019.

The 2018 Subordinated Notes require Carbon California, as of January 1 and July 1 of each year, to hedge its anticipated production at such time for year one, two and three at a rate of 67.5%, 58.5% and 45%, respectively.

Prepayment of the 2018 Subordinated Notes is allowed at 100%, subject to a 3.0% fee of outstanding principal. Prepayment is not subject to a prepayment fee after February 17, 2020. Distributions to equity members are generally restricted.

Restrictions and Covenants

The Senior Revolving Notes, Subordinated Notes and 2018 Subordinated Notes contain affirmative and negative covenants that, among other things, limit Carbon California’s ability to (i) incur additional debt; (ii) incur additional liens; (iii) sell, transfer or dispose of assets; (iv) merge or consolidate, wind-up, dissolve or liquidate; (v) make dividends and distributions on, or repurchases of, equity; (vi) make certain investments; (vii) enter into certain transactions with our affiliates; (viii) enter into sales-leaseback transactions; (ix) make optional or voluntary payments of debt; (x) change the nature of our business; (xi) change our fiscal year to make changes to the accounting treatment or reporting practices; (xii) amend constituent documents; and (xiii) enter into certain hedging transactions.

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

As of March 31, 2019, Carbon California was in compliance with its covenants.

Borrowings under the Senior Revolving Notes and net proceeds from the Subordinated Notes issuances were used to fund certain acquisitions by Carbon California. Additional borrowings under the Senior Revolving Notes may be used to fund field development projects and to fund future complementary acquisitions and for general working capital purposes of Carbon California.

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

The following table presents net cash provided by or used in operating, investing and financing activities for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Net cash provided by operating activities	$8,311	$95
Net cash (used in) investing activities	$(336)	$(599)
Net cash (used in) provided by financing activities	$(2,695)	$2,968

Net cash provided by operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital. Operating cash flows increased approximately $8.1 million for the three months ended March 31, 2019 as compared to the same period in 2018. This increase was primarily due to increased revenues from the acquisition of producing oil and natural gas properties in the Appalachian Basin in the fourth quarter of 2018 and increased revenues from the consolidation of Carbon California effective February 1, 2018.

Net cash used in investing activities is primarily comprised of the acquisition, exploration and development of oil and natural gas properties, net of dispositions of oil and natural gas properties. Net cash used in investing activities decreased approximately $263,000 for the three months ended March 31, 2019 as compared to the same period in 2018.

Net cash provided by or used in financing activities is primarily comprised of activities associated with our credit facilities and equity contributions and distributions. During the three months ended March 31, 2019, the Company (i) paid $2.0 million in principal associated with the Old Ironsides Notes; (ii) paid approximately $1.7 million in principal associated with the 2018 Credit Facility term note; and (iii) increased net borrowings under the 2018 Credit Facility revolver by approximately $1.0 million. During the three months ended March 31, 2018, the Company increased borrowings by approximately $1.0 million and $2.0 million under its previously held credit facility revolver and the Carbon California Senior Revolving Notes, respectively.

Capital Expenditures

Capital expenditures incurred for the three months ended March 31, 2019 and 2018 are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2019	2018

Drilling and development	$461	$707
Other	39	167
Total capital expenditures	$500	$874

Capital expenditures presented in the table above represent cash used for capital expenditures.

Due to low commodity prices, the Company reduced its drilling program in 2018 and for three months ended March 31, 2019 and has focused on the optimization of our gathering facilities and marketing arrangements to provide greater flexibility in moving natural gas production to markets with more favorable pricing. Other factors impacting the level of our capital expenditures include the cost and availability of oil field services, general economic and market conditions and weather disruptions.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2019, the off-balance sheet arrangements and transactions that we have entered into include (i) operating lease agreements, (ii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as natural gas transportation contracts, and (iii) oil and natural gas physical delivery contracts that are not expected to be net cash settled and are considered to be normal sales contracts and not derivatives. We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Critical Accounting Policies, Estimates, Judgments, and Assumptions

Our critical accounting policies and estimates are set forth in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies, Estimates, Judgments, and Assumptions” in our 2018 Annual Report on Form 10-K. As of March 31, 2019, there have been no significant changes to our critical accounting policies and estimates since our 2018 Annual Report was filed.

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

We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil, natural gas liquids and natural gas. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our 2018 Annual Report on Form 10-K.

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

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are subject to legal claims and proceedings in the ordinary course of our business. Management believes that should the controversies be resolved against us, none of the current pending proceedings would have a material adverse effect on us.

ITEM 1A. Risk Factors

Risk factors relating to us are discussed in “Part I, Item 1A. Risk Factors” in our 2018 Annual Report. There have been no material changes from the risk factors previously disclosed in our 2018 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Amended and Restated Credit Agreement, among Carbon Appalachia Enterprises, LLC and Nytis Exploration (USA) Inc. and LegacyTexas Bank, dated December 31, 2018, incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 7, 2019.
10.2	Letter Amendment, dated December 31, 2018, to Membership Interest Purchase Agreement, dated as of May 4, 2018, by and among Old Ironsides Fund II-A Portfolio Holding Company, LLC, Old Ironsides Fund II-B Portfolio Holding Company, LLC, and Carbon Energy Corporation, incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 7, 2019.
10.3	Amendment to the Employment Agreement of Patrick R. McDonald, dated March 4, 2019, incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2019.
10.4	Amendment to the Employment Agreement of Mark D. Pierce, dated March 4, 2019, incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 6, 2019.
10.5	Amendment to the Employment Agreement of Kevin D. Struzeski, dated March 4, 2019, incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 6, 2019.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e).
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON ENERGY CORPORATION
(Registrant)

Date: May 13, 2019	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
Chief Executive Officer

Date: May 13, 2019	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer