Form 10-Q
period 2020-03-31
Carbon Energy Corp
filed 2020-05-14
CIK 86264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

YES ☐               NO ☒

At May 7, 2020, there were 7,949,128 issued and outstanding shares of the Company’s common stock, $0.01 par value.

CARBON ENERGY CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CARBON ENERGY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2020	December 31, 2019
ASSETS

Current assets:
Cash and cash equivalents	$1,740	$904
Accounts receivable:
Revenue	10,331	12,886
Joint interest billings and other	1,583	1,552
Commodity derivative asset (Note 12)	18,078	5,915
Prepaid expenses, deposits, and other current assets	2,352	2,500
Inventory	1,943	2,512
Total current assets	36,027	26,269

Non-current assets:
Property and equipment (Note 3)
Oil and gas properties, full cost method of accounting:
Proved, net	239,842	242,144
Unproved	4,906	4,872
Other property and equipment, net	15,768	15,984
Total property and equipment, net	260,516	263,000

Investments in affiliates	67	625
Commodity derivative asset – non-current (Note 12)	5,107	1,164
Right-of-use assets	5,689	6,104
Other non-current assets	980	1,092
Total non-current assets	272,359	271,985
Total assets	$308,386	$298,254

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities (Note 4)	$30,280	$35,157
Firm transportation contract obligations (Note 13)	5,571	5,679
Lease liability – current	1,638	1,625
Commodity derivative liability (Note 12)	-	469
Credit facilities and notes payable (Note 6)	3,311	5,788
Total current liabilities	40,800	48,718

Non-current liabilities:
Firm transportation contract obligations (Note 13)	8,049	8,905
Lease liability – non-current	3,966	4,383
Commodity derivative liability – non-current (Note 12)	25	87
Production and property taxes payable	3,173	2,815
Asset retirement obligations (Note 5)	17,456	17,514
Credit facilities and notes payable (Note 6)	96,520	94,870
Notes payable – related party (Note 6)	46,517	44,741
Total non-current liabilities	175,706	173,315

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value; liquidation preference of $599 and $524 at March 31, 2020 and December 31, 2019, respectively; authorized 1,000,000 shares, 50,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	1	1
Common stock, $0.01 par value; authorized 35,000,000 shares, 7,899,020 and 7,796,085 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	79	78
Additional paid-in capital	86,037	85,834
Accumulated deficit	(26,043)	(35,842)
Total Carbon stockholders’ equity	60,074	50,071
Non-controlling interests	31,806	26,150
Total stockholders’ equity	91,880	76,221

Total liabilities and stockholders’ equity	$308,386	$298,254

See accompanying notes to Condensed Consolidated Financial Statements.

CARBON ENERGY CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Revenue:
Natural gas sales	$8,434	$19,316
Natural gas liquids	152	247
Oil sales	7,216	8,989
Transportation and handling	633	734
Marketing gas sales	6,318	4,944
Commodity derivative gain (loss)	19,714	(9,306)
Other (loss) income	(2)	26
Total revenue	42,465	24,950

Expenses:
Lease operating expenses	7,372	6,616
Pipeline operating expenses	2,692	3,085
Transportation and gathering costs	2,576	1,669
Production and property taxes	10	2,010
Marketing gas purchases	3,472	6,302
General and administrative	3,303	4,689
Depreciation, depletion and amortization	3,811	3,980
Accretion of asset retirement obligations	478	394
Total expenses	23,714	28,745

Operating income (loss)	18,751	(3,795)

Other income (expense):
Interest expense	(2,872)	(2,914)
Investments in affiliates	(421)	19
Total other expense	(3,293)	(2,895)

Income (loss) before income taxes	15,458	(6,690)

Provision for income taxes	-	-

Net income (loss) before non-controlling interests and preferred shares	15,458	(6,690)

Net income (loss) attributable to non-controlling interests	5,659	(2,590)

Net income (loss) attributable to controlling interests before preferred shares	9,799	(4,100)

Net income attributable to preferred shares – preferred return	75	75

Net income (loss) attributable to common shares	$9,724	$(4,175)

Net income (loss) per common share:
Basic	$1.25	$(0.54)
Diluted	$1.20	$(0.54)
Weighted average common shares outstanding:
Basic	7,809	7,663
Diluted	8,090	7,663

See accompanying notes to Condensed Consolidated Financial Statements.

CARBON ENERGY CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

					Additional	Non-		Total
	Common Stock		Preferred Stock		Paid-in	Controlling	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interests	Deficit	Equity
Balance as of December 31, 2019	7,796	$78	50	$1	$85,834	$26,150	$(35,842)	$76,221
Stock-based compensation	-	-	-	-	204	-	-	204
Restricted stock vested	20	-	-	-	-	-	-	-
Performance units vested	83	1	-	-	(1)	-	-	-
Non-controlling interests’ distributions, net	-	-	-	-	-	(3)	-	(3)
Net income	-	-	-	-	-	5,659	9,799	15,458
Balance as of March 31, 2020	7,899	$79	50	$1	$86,037	$31,806	$(26,043)	$91,880

					Additional	Non-		Total
	Common Stock		Preferred Stock		Paid-in	Controlling	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interests	Deficit	Equity
Balance as of December 31, 2018	7,656	$77	50	$1	$84,612	$28,284	$(36,939)	$76,035
Stock-based compensation	-	-	-	-	222	-	-	222
Restricted stock vested	40	1	-	-	-	-	-	1
Performance units vested	95	1	-	-	(1)	-	-	-
Non-controlling interests’ contributions, net	-	-	-	-	-	22	-	22
Net loss	-	-	-	-	-	(2,590)	(4,100)	(6,690)
Balance as of March 31, 2019	7,791	$79	50	$1	$84,833	$25,716	$(41,039)	$69,590

See accompanying notes to Condensed Consolidated Financial Statements.

CARBON ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$15,458	$(6,690)
Items not involving cash:
Depreciation, depletion and amortization	3,811	3,980
Accretion of asset retirement obligations	478	394
Unrealized commodity derivative (gain) loss	(16,636)	8,850
Stock-based compensation expense	204	222
Loss on sale of affiliate investment	419	-
Investments in affiliates	9	(19)
Amortization of debt costs	212	277
Interest expense paid-in-kind	662	594
Net change in:
Accounts receivable	2,524	6,091
Prepaid expenses, deposits and other current assets	148	375
Accounts payable, accrued liabilities and firm transportation contract obligations	(6,589)	(6,079)
Inventory and other non-current items	577	316
Net cash provided by operating activities	1,277	8,311

Cash flows from investing activities:
Development and acquisition of properties and equipment	(1,013)	(500)
Proceeds received – disposition of oil and gas properties and other property and equipment	256	164
Proceeds from sale of affiliate investment	131	-
Net cash used in investing activities	(626)	(336)

Cash flows from financing activities:
Proceeds from credit facilities and notes payable	5,000	3,000
Payments on credit facilities and notes payable	(4,812)	(5,676)
Payments of debt issuance costs	-	(41)
(Distributions to) contributions from non-controlling interests, net	(3)	22
Net cash provided by (used in) financing activities	185	(2,695)

Net increase in cash and cash equivalents	836	5,280

Cash and cash equivalents, beginning of period	904	5,736

Cash and cash equivalents, end of period	$1,740	$11,016

See accompanying notes to Condensed Consolidated Financial Statements.

CARBON ENERGY CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION

Carbon Energy Corporation is an independent oil and natural gas company engaged in the acquisition, exploration, development and production of oil, natural gas and natural gas liquids properties located in the United States. The terms “we”, “us”, “our”, the “Company” or “Carbon” refer to Carbon Energy Corporation and our consolidated subsidiaries (described below). The following is an organization chart of the key subsidiaries discussed in this report as of March 31, 2020:

Appalachian and Illinois Basin Operations

In the Appalachian and Illinois Basins, operations are conducted by Nytis Exploration Company, LLC (“Nytis LLC”). The following organizational chart illustrates this relationship as of March 31, 2020:

We hold all of the Class A Units of Carbon Appalachian Company, LLC, a Delaware limited liability company (“Carbon Appalachia”), along with its direct and indirect subsidiaries (Carbon Appalachia Group, LLC, Carbon Tennessee Mining Company, LLC, Carbon Appalachia Enterprises, LLC, Carbon West Virginia Company, LLC, Cranberry Pipeline Corporation, Knox Energy, LLC, Coalfield Pipeline Company and Appalachia Gas Services Company, LLC).

Ventura Basin Operations

In California, Carbon California Operating Company, LLC conducts operations on behalf of Carbon California Company, LLC, a Delaware limited liability company (“Carbon California”). We own 53.92% of the voting and profits interests and Prudential Legacy Insurance Company of New Jersey and Prudential Insurance Company of America or its affiliates (collectively, “Prudential”) owns 46.08% of the voting and profits interest in Carbon California. The following organizational chart illustrates this relationship as of March 31, 2020:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial statements. These unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim period. Operating results for the interim periods presented require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated balance sheet data as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. The Company follows the same accounting policies for preparing quarterly and annual reports.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. Partnerships and subsidiaries in which we have a controlling interest are consolidated. We are currently consolidating 46 partnerships, Carbon Appalachia, and Carbon California, and we reflect the non-controlling ownership interest in partnerships and subsidiaries as non-controlling interests on our unaudited condensed consolidated statements of operations and also reflect the non-controlling ownership interest in the net assets of the partnerships as non-controlling interests within stockholders’ equity on our unaudited condensed consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued ASU 2020-04 as an update to provide optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform (ASC Topic 848) on financial reporting. The amendments in ASU 2020-04 are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

(in thousands)	March 31, 2020	December 31, 2019

Oil and gas properties:
Proved oil and gas properties	$352,561	$351,488
Unproved properties	4,906	4,872
Accumulated depreciation, depletion, amortization and impairment	(112,719)	(109,344)
Oil and gas properties, net	244,748	247,016

Pipeline facilities and equipment	12,820	12,814
Base gas	1,937	1,937
Furniture and fixtures, computer hardware and software, and other equipment	6,967	6,762
Accumulated depreciation and amortization	(5,956)	(5,529)
Other property and equipment, net	15,768	15,984

Total property and equipment, net	$260,516	$263,000

Unproved oil and gas properties not subject to depletion are excluded from the full cost pool until it is determined if reserves can be assigned to the related properties. Subject to industry conditions, evaluation of most of these properties and the inclusion of their costs in the full cost pool is expected to be completed within five years. Unproved properties are assessed for impairment at least annually. During the three months ended March 31, 2020 and 2019, there were no expiring or impaired leasehold costs that were reclassified into proved property.

We capitalized overhead applicable to acquisition, development and exploration activities of approximately $238,000 and $68,000 for the three months ended March 31, 2020 and 2019, respectively.

Depletion expense related to oil and gas properties for the three months ended March 31, 2020 and 2019 was approximately $3.4 million and $3.5 million, respectively.

For the three months ended March 31, 2020 and 2019, we did not recognize any ceiling test impairments as our full cost pool did not exceed the ceiling limitations. Future declines in oil and natural gas prices, increases in future operating expenses and future development costs could result in impairments of our oil and gas properties in future periods. Impairment changes are a non-cash charge and accordingly would not affect cash flows but would adversely affect our net income and stockholders’ equity.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

(in thousands)	March 31, 2020	December 31, 2019

Accounts payable	$4,631	$9,875
Oil and gas revenue suspense	3,517	3,620
Gathering and transportation payables	2,014	1,877
Production taxes payable	2,768	3,212
Accrued lease operating costs	734	664
Accrued ad valorem taxes-current	4,114	4,407
Accrued general and administrative expenses	3,186	3,260
Asset retirement obligations-current	5,564	5,021
Accrued interest	1,180	1,335
Accrued gas purchases	1,220	1,392
Other liabilities	1,352	494

Total accounts payable and accrued liabilities	$30,280	$35,157

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

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

The following table is a reconciliation of ARO:

	Three Months Ended March 31,
(in thousands)	2020	2019
Balance at beginning of period	$22,535	$22,310
Accretion expense	478	394
Additions	7	-
Balance at end of period	$23,020	$22,704
Less: Current portion	(5,564)	(3,392)
Non-current portion	$17,456	$19,312

NOTE 6 – CREDIT FACILITIES AND NOTES PAYABLE

The table below summarizes the outstanding credit facilities and notes payable:

(in thousands)	March 31, 2020	December 31, 2019
2018 Credit Facility – revolver	$70,150	$69,150
2018 Credit Facility – term note	3,333	5,833
Old Ironsides Notes	26,336	25,675
Other debt	34	45
Total debt	99,853	100,703
Less: unamortized debt discount	(22)	(45)
Total credit facilities and notes payable	99,831	100,658
Current portion of credit facilities and notes payable	(3,311)	(5,788)
Non-current debt, net of current portion and unamortized debt discount	$96,520	$94,870

Carbon Appalachia

2018 Credit Facility

In 2018, the Company and its subsidiaries amended and restated its prior credit facilities and entered into a $500.0 million senior secured asset-based revolving credit facility maturing December 31, 2022 and a $15.0 million term loan maturing in 2020 (the “2018 Credit Facility”). The 2018 Credit Facility includes a sublimit of $1.5 million for letters of credit. The borrowers under the 2018 Credit Facility are Carbon Appalachia Enterprises, LLC (“CAE”) and various other subsidiaries of the Company (including Nytis Exploration (USA) Inc., a direct wholly owned subsidiary of the Company (“Nytis USA”), together with CAE, the “Borrowers”). Under the 2018 Credit Facility, the Company is neither a borrower nor a guarantor. The initial borrowing base under the 2018 Credit Facility was $75.0 million and was $71.0 million as of March 31, 2020.

The 2018 Credit Facility is guaranteed by each existing and future direct or indirect subsidiary of the Borrowers and certain other subsidiaries of the Company (subject to various exceptions) and the obligations under the 2018 Credit Facility are secured by essentially all tangible, intangible and real property (subject to certain exclusions).

Interest accrues on borrowings under the 2018 Credit Facility at a rate per annum equal to either (i) the base rate plus a margin equal to 0.25% - 0.75% depending on the utilization percentage or (ii) the Adjusted LIBOR plus a margin equal to 2.75% - 3.75% depending on the utilization percentage, at the Borrowers’ option. The Borrowers are obligated to pay certain fees and expenses in connection with the 2018 Credit Facility, including a commitment fee for any unused amounts of 0.50% and an origination fee of 0.50%. Loans under the 2018 Credit Facility may be prepaid without premium or penalty.

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

The affirmative and negative covenants are subject to various exceptions, including certain basket amounts and acceptable transaction levels. In addition, the 2018 Credit Facility requires the Borrowers’ compliance, on a consolidated basis, with a maximum Net Debt (all debt of the Borrowing Parties minus all unencumbered cash and cash equivalents of the Borrowers not to exceed $3.0 million) / EBITDAX (as defined) ratio of 3.50 to 1.00 and a current ratio, as defined, minimum of 1.00 to 1.00, tested quarterly.

In August 2019, we amended the 2018 Credit Facility, effective October 1, 2019, to restrict the aging of our accounts payable to 90 days or less, maintain minimum liquidity of $3.0 million and require the sale of certain non-core assets by December 31, 2019.

In February 2020, we amended the 2018 Credit Facility to eliminate the minimum liquidity requirement and reduce the borrowing base from $75.0 million to $73.0 million, with subsequent borrowing base reductions totaling $6.0 million scheduled through May 1, 2020. Also, pursuant to this amendment, the lenders agreed to provide a limited waiver of non-compliance with the asset sale covenant included in the amendment from August 2019.

In April 2020, we amended the 2018 Credit Facility to extend the remaining borrowing base reductions totaling $4.0 million through June 1, 2020.

As of March 31, 2020, there was approximately $70.2 million in outstanding borrowings and no borrowing capacity available under the 2018 Credit Facility, after considering letters of credit outstanding. As of March 31, 2020, we were not in compliance with our current ratio financial covenant. However, we anticipate a full payoff of the 2018 Credit Facility as a result of Contemplated Transactions described in Note 15 prior to any potential event of default. The Company believes given these circumstances it is appropriate to classify the outstanding borrowings associated with the 2018 Credit Facility as non-current.

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

Fees paid in connection with the 2018 Credit Facility totaled approximately $824,000, of which $134,000 was associated with the term loan. The current portion of unamortized fees associated with the credit facility is included in prepaid expenses, deposits and other current assets and the non-current portion is included in other non-current assets. The unamortized portion associated with the term loan was $22,000 as of March 31, 2020 and is directly offset against the loan in current liabilities. As of March 31, 2020, we had unamortized deferred issuance costs of approximately $476,000 associated with the credit facility. During the three months ended March 31, 2020 and 2019, we amortized approximately $66,000 and $63,000, respectively, as interest expense associated with the 2018 Credit Facility.

Old Ironsides Notes

On December 31, 2018, in connection with our acquisition (the “OIE Membership Acquisition”) of all of the Class A Units of Carbon Appalachia from Old Ironside Fund II-A Portfolio Holding Company, LLC, a Delaware limited liability company, and Old Ironside Fund II-B Portfolio Holding Company, LLC, a Delaware limited liability company (collectively, “Old Ironsides”), we delivered unsecured, promissory notes in the aggregate original principal amount of approximately $25.1 million to Old Ironsides (the “Old Ironsides Notes”). The Old Ironsides Notes bear interest at 10.0% per annum and have a term of five years, the first three of which require interest-only payments at the end of each calendar quarter beginning with the quarter ending March 31, 2019. At the end of the three-year interest-only period, the then current outstanding principal balance and interest is to be paid in 24 equal monthly payments. The Old Ironsides Notes also require mandatory prepayments upon the occurrence of certain subsequent liquidity events. A mandatory, one-time principal reduction payment in the aggregate amount of $2.0 million was made to Old Ironsides on February 1, 2019.

The interest payable under the Old Ironsides Notes can be paid-in-kind at the election of the Company. This provision allows the Company to increase the principal balance associated with the Old Ironsides Notes. This election creates a second tranche of principal, which bears interest at 12.0% per annum. For the three months ended March 31, 2020, the Company elected payment-in-kind interest of approximately $662,000.

Carbon California

The table below summarizes the outstanding notes payable – related party:

(in thousands)	March 31, 2020	December 31, 2019
Senior Revolving Notes, related party, due February 15, 2022	$34,700	$33,000
Subordinated Notes, related party, due February 15, 2024	13,000	13,000
Total principal	47,700	46,000
Less: Deferred notes costs	(164)	(175)
Less: unamortized debt discount	(1,019)	(1,084)
Total notes payable – related party	$46,517	$44,741

Senior Revolving Notes, Related Party

On February 15, 2017, Carbon California entered into a Note Purchase Agreement (the “Note Purchase Agreement”) for the issuance and sale of Senior Secured Revolving Notes to Prudential with an initial revolving borrowing capacity of $25.0 million which mature on February 15, 2022 (the “Senior Revolving Notes”). The Company is not a guarantor of the Senior Revolving Notes. The closing of the Note Purchase Agreement on February 15, 2017 resulted in the sale and issuance by Carbon California of Senior Revolving Notes in the principal amount of $10.0 million. The maximum principal amount available under the Senior Revolving Notes is based upon the borrowing base attributable to Carbon California’s proved oil and gas reserves which is to be determined at least semi-annually. As of March 31, 2020, the borrowing base was $45.0 million, of which $34.7 million was outstanding. On April 1, 2020, the borrowing base was redetermined and reduced to $40.0 million.

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

Carbon California incurred fees directly associated with the issuance of the Senior Revolving Notes and amortizes these fees over the life of the Senior Revolving Notes. The current portion of these fees are included in prepaid expenses and deposits and the long-term portion is included in other non-current assets for a combined value of approximately $528,000. For the three months ended March 31, 2020 and 2019, Carbon California amortized fees of $70,000 and $74,000, respectively.

Carbon California may at any time repay the Senior Revolving Notes, in whole or in part, without penalty. Carbon California must pay down Senior Revolving Notes or provide mortgages of additional oil and natural gas properties to the extent that outstanding loans and letters of credit exceed the borrowing base.

Subordinated Notes, Related Party

On February 15, 2017, Carbon California entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Prudential Capital Energy Partners, L.P. for the issuance and sale of Subordinated Notes due February 15, 2024, bearing interest of 12.0% per annum (the “Subordinated Notes”). The Company is not a guarantor of the Subordinated Notes. The closing of the Securities Purchase Agreement on February 15, 2017 resulted in the sale and issuance by Carbon California of Subordinated Notes in the original principal amount of $10.0 million, all of which remains outstanding as of March 31, 2020.

Prudential received an additional 1,425 Class A Units, representing 5.0% of the total sharing percentage, for the issuance of the Subordinated Notes. Carbon California valued this unit issuance based on the relative fair value by valuing the units at $1,000 per unit and aggregating the amount with the outstanding Subordinated Notes of $10.0 million. The Company then allocated the non-cash value of the units of approximately $1.3 million, which was recorded as a discount to the Subordinated Notes. As of March 31, 2020, Carbon California had an outstanding discount of approximately $691,000, which is presented net of the Subordinated Notes within Notes payable-related party on the unaudited condensed consolidated balance sheets. During the three months ended March 31, 2020, Carbon California amortized $45,000 and $45,000, respectively, associated with the Subordinated Notes.

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

2018 Subordinated Notes, Related Party

On May 1, 2018, Carbon California entered into an agreement with Prudential for the issuance and sale of $3.0 million in subordinated notes due February 15, 2024, bearing interest of 12.0% per annum (the “2018 Subordinated Notes”), of which $3.0 million remains outstanding as of March 31, 2020.

Prudential received 585 Class A Units, representing an approximate 2.0% additional sharing percentage, for the issuance of the 2018 Subordinated Notes. Carbon California valued this unit issuance based on the relative fair value by valuing the units at $1,000 per unit and aggregating the amount with the outstanding 2018 Subordinated Notes of $3.0 million. The Company then allocated the non-cash value of the units of approximately $490,000, which was recorded as a discount to the 2018 Subordinated Notes. As of March 31, 2020, Carbon California had an outstanding discount of $328,000 associated with these notes, which is presented net of the 2018 Subordinated Notes within Notes payable - related party on the unaudited condensed consolidated balance sheets. During the three months ended March 31, 2020 and 2019, Carbon California amortized $21,000 and $21,000, respectively, associated with the 2018 Subordinated Notes.

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

As of March 31, 2020, Carbon California was not in compliance with its Senior Revolving Notes/EBITDA ratio. We are currently negotiating an amendment to the covenant requirements with Prudential and are confident we will be successful in amending the covenants. While we have historically been successful in renegotiating covenant requirements with our lenders, there can be no assurance that we will be able to do so successfully in the future.

NOTE 7 – REVENUE

The following tables present our disaggregated revenue by primary region within the United States and major product line for the three months ended March 31, 2020 and 2019 (in thousands):

	Appalachian and Illinois Basins		Ventura Basin		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019

Natural gas sales	$8,019	$18,792	$415	$524	$8,434	$19,316
Natural gas liquids sales	-	-	152	247	152	247
Oil sales	1,147	1,537	6,069	7,452	7,216	8,989
Transportation and handling	633	734	-	-	633	734
Marketing gas sales	6,318	4,944	-	-	6,318	4,944
Total	$16,117	$26,007	$6,636	$8,223	$22,753	$34,230

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

NOTE 8 – STOCK-BASED COMPENSATION PLANS

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

Restricted Stock

As of March 31, 2020, approximately 748,000 shares of restricted stock have been granted under the terms of the Carbon Plans. Restricted stock awards for employees vest ratably over a three-year service period or cliff vest at the end of a three-year service period. For non-employee directors, the awards vest upon the earlier of a change in control of us or the date their membership on the Board of Directors is terminated other than for cause as defined in the agreement. During the three months ended March 31, 2020, approximately 20,000 restricted stock units vested.

Compensation costs recognized for restricted stock grants were approximately $204,000 and $179,000 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was approximately $1.3 million unrecognized compensation costs related to these restricted stock grants which we expect to be recognized over the next 6.0 years.

Restricted Performance Units

As of March 31, 2020, approximately 699,000 shares of performance units have been granted under the terms of the Carbon Plans. Performance units represent a contractual right to receive one share of our common stock subject to the terms and conditions of the agreements, including the achievement of certain performance measures relative to a defined peer group or the growth of certain performance measures over a defined period of time as well as, in some cases, continued service requirements. During the three months ended March 31, 2020, approximately 83,000 performance units vested.

We account for the performance units granted during 2018 and 2019 at their fair value determined at the date of grant, which were $9.80 and $10.00 per share, respectively. The final measurement of compensation cost will be based on the number of performance units that ultimately vest. At March 31, 2020, we estimated that none of the performance units granted in 2019 and 2018 would vest, and, accordingly, no compensation cost has been recorded for these performance units. As of March 31, 2020, if a change in control and other performance provisions pursuant to the terms and conditions of these award agreements as defined in the agreement were met in full, the estimated unrecognized compensation cost related to unvested performance units would be approximately $3.2 million.

NOTE 9 – EARNINGS (LOSS) PER COMMON SHARE

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

For the three months ended March 31, 2019, approximately 269,000 shares of restricted stock, respectively, were considered anti-dilutive and were excluded from the computation of diluted earnings per share. For the three months ended March 31, 2020 and 2019, approximately 193,000 and 200,000 shares of restricted performance units, respectively, subject to future contingencies were excluded from the computation of basic and diluted earnings per share.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Net income (loss) attributable to common stockholders, basic and diluted	9,724	(4,175)

Weighted-average number of common shares outstanding, basic	7,809	7,663

Add dilutive effects of non-vested shares of restricted stock and restricted performance units	281	-

Weighted-average number of common shares outstanding, diluted	8,090	7,663

Net income (loss) per common share, basic	$1.25	$(0.54)
Net income (loss) per common share, diluted	$1.20	$(0.54)

Series B Convertible Preferred Stock - Related Party

In May 2018, we raised $5.0 million through the issuance of 50,000 shares of Series B Convertible Preferred Stock, par value $0.01 per share (“Preferred Stock”) to Yorktown. The Preferred Stock converts into common stock at the election of the holder or will automatically convert into shares of our common stock upon completion of a qualifying equity financing event. The number of shares of common stock issuable upon conversion is dependent upon the price per share of common stock issued in connection with any such qualifying equity financing but has a floor conversion price equal to $8.00 per share. The conversion ratio at which the Preferred Stock will convert into common stock is equal to an amount per share of $100 plus all accrued but unpaid dividends payable in respect thereof divided by the greater of (i) $8.00 per share or (ii) the price that is 15.0% less than the lowest price per share of shares sold to the public in the next equity financing. Using the floor of $8.00 per share would yield 12.5 shares of common stock for every unit of Preferred Stock. The conversion price will be proportionately increased or decreased to reflect changes to the outstanding shares of common stock, such as the result of a combination, reclassification, subdivision, stock split, stock dividend or other similar transaction involving the common stock. Additionally, after the third anniversary of the issuance of the Preferred Stock, we have the option to redeem the shares for cash.

The Preferred Stock accrues cash dividends at a rate of 6.0% of the initial issue price of $100 per share per annum. The holders of the Preferred Stock are entitled to the same number of votes of common stock that such share of Preferred Stock would represent on an as converted basis. The holders of the Preferred Stock receive liquidation preference based on the initial issue price of $100 per share plus a preferred return over common stockholders and the holders of any junior ranking stock. The preferred return was approximately $599,000 as of March 31, 2020 and increased by $75,000 during the three months ended March 31, 2020.

NOTE 10 – INCOME TAXES

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

At March 31, 2020, the Company has established a full valuation allowance against the balance of net deferred tax assets.

NOTE 11 – FAIR VALUE MEASUREMENTS

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis by level:

(in thousands)	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2020
Assets:
Commodity derivatives	$-	$23,185	$-	$23,185
Liabilities:
Commodity derivatives	$-	$25	$-	$25

December 31, 2019
Assets:
Commodity derivatives	$-	$7,079	$-	$7,079
Liabilities:
Commodity derivatives	$-	$556	$-	$556

Commodity Derivative

As of March 31, 2020, our commodity derivative financial instruments are comprised of natural gas and oil swaps and costless collars. The fair values of these agreements are determined under an income valuation technique. The valuation model requires a variety of inputs, including contractual terms, published forward prices, volatilities for options and discount rates, as appropriate. Our estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, our credit worthiness and the time value of money. The consideration of these factors results in an estimated exit-price for each derivative asset or liability under a marketplace participant’s view. All significant inputs are observable, either directly or indirectly; therefore, our derivative instruments are included within the Level 2 fair value hierarchy.

Assets and Liabilities Measured and Recorded at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a non-recurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances. The fair value of the following assets and liabilities are based on unobservable pricing inputs and therefore, are included within the Level 3 fair value hierarchy.

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

Asset Retirement Obligations. The fair value of our asset retirement obligation liability is recorded in the period in which it is incurred or assumed by taking into account the cost of abandoning oil and gas wells ranging from $20,000 to $45,000, which is based on our historical experience and industry expectations for similar work; the estimated timing of reclamation ranging from one to 75 years based on estimates from reserve engineers; an inflation rate between 1.52% to 2.79%; and a credit adjusted risk-free rate between 3.28% to 8.27%, which takes into account our credit risk and the time value of money.

NOTE 12 – COMMODITY DERIVATIVES

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

We have entered into swap and costless collar derivative agreements to hedge a portion of our oil and natural gas production through December 2022. As of March 31, 2020, these derivative agreements consisted of the following:

	Natural Gas Swaps		Natural Gas Collars
		Weighted Average		Weighted Average Price
Year	MMBtu	Price (a)	MMBtu	Range (a)
2020	9,262,000	$2.70	2,541,000	$2.10 – $2.75
2021	6,448,000	$2.58	6,395,000	$2.00 – $2.75

	Oil Swaps*				Oil Collars*
Year	WTI Bbl	Weighted Average Price (b)	Brent Bbl	Weighted Average Price (c)	WTI Bbl	Weighted Average Price (b)	Brent Bbl	Weighted Average Price (c)
2020	98,844	$55.37	172,403	$64.58	20,600	$47.00 - $60.15	46,700	$47.00 - $75.00
2021	-	$-	86,341	$67.12	66,200	$47.00 - $60.15	190,000	$47.00 - $75.00
2022	-	$-	-	$-	-	$-	199,900	$50.00 - $61.00

*	Includes 100% of Carbon California’s outstanding derivative hedges at March 31, 2020, and not our proportionate share.
(a)	NYMEX Henry Hub Natural Gas futures contracts for the respective period.
(b)	NYMEX Light Sweet Crude West Texas Intermediate futures contracts for the respective period.
(c)	Brent future contracts for the respective period.

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

The following table summarizes the fair value of the derivatives recorded in the unaudited condensed consolidated balance sheets. These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	March 31, 2020	December 31, 2019
Commodity derivative contracts:
Commodity derivative asset	$18,078	$5,915
Commodity derivative asset – non-current	$5,107	$1,164
Commodity derivative liability	$-	$469
Commodity derivative liability – non-current	$25	$87

The table below summarizes the commodity settlements and unrealized gains and losses related to the Company’s derivative instruments for the three months ended March 31, 2020 and 2019. Changes in the fair value of commodity derivative contracts are recognized in revenues in the unaudited condensed consolidated statements of operations and gains and losses are included within the cash flows from operating activities in the unaudited condensed consolidated statements of cash flows.

	Three Months Ended March 31,
(in thousands)	2020	2019

Commodity derivative contracts:
Settlement gain (loss)	$3,078	$(456)
Unrealized gain (loss)	16,636	(8,850)

Total commodity derivative gain (loss)	$19,714	$(9,306)

Commodity derivative settlement gains and losses are included within the cash flows from operating activities in the unaudited condensed consolidated statements of cash flows.

We net our derivative instrument fair value amounts pursuant to ISDA Master Agreements, which provide for the net settlement over the term of the contracts and in the event of default or termination of the contracts. The following table summarizes the effect of netting arrangements for recognized derivative assets and liabilities that are subject to master netting arrangements or similar arrangements in the unaudited condensed consolidated balance sheet as of March 31, 2020:

			Net
	Gross		Recognized
	Recognized	Gross	Fair Value
	Assets/	Amounts	Assets/
Balance Sheet Classification (in thousands)	Liabilities	Offset	Liabilities

Commodity derivative assets:
Commodity derivative asset	$18,441	$(363)	$18,078
Commodity derivative asset – non-current	7,144	(2,037)	5,107
Total derivative assets	$25,585	$(2,400)	$23,185

Commodity derivative liabilities:
Commodity derivative liability	$(363)	$363	$-
Commodity derivative liability – non-current	(2,062)	2,037	(25)
Total derivative liabilities	$(2,425)	$24,00	$(25)

Due to the volatility of oil and natural gas prices, the estimated fair value of our derivatives is subject to fluctuations from period to period.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Delivery Commitments

We have entered into firm transportation contracts to ensure the transport for certain of our gas production to purchasers. Firm transportation volumes and the related demand charges for the remaining term of these contracts as of March 31, 2020 are summarized in the table below.

Period	Dekatherms per day	Demand Charges
Apr 2020 – May 2020	57,791	$0.20 - 0.56
Jun 2020 – Oct 2020	56,641	$0.20 - 0.56
Nov 2020 – Aug 2022	50,341	$0.20 - 0.56
Sep 2022 – May 2027	30,990	$0.20 - 0.21
Jun 2027 – May 2036	1,000	$0.20

As of March 31, 2020, the remaining commitment related to the firm transportation contracts assumed in the EXCO Acquisition in October 2016 and the OIE Membership Acquisition in December 2018 is $13.6 million and reflected in the Company’s unaudited condensed consolidated balance sheet. These contractual obligations are reduced monthly as the Company pays these firm transportation obligations.

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

Capital Commitments

As of March 31, 2020, we had no capital commitments.

Litigation

The Company is subject to litigation and claims arising in the ordinary course of business. The Company accrues for such items when a liability is both probable and the amount can be reasonably estimated. In the opinion of management, the anticipated results of any pending litigation and claims are not expected to have a material effect on the results of operations, the financial position, or the cash flows of the Company.

NOTE 14 – SUPPLEMENTAL CASH FLOW DISCLOSURE

Supplemental cash flow disclosures for the three months ended March 31, 2020 and 2019 are presented below:

	Three Months Ended March 31,
(in thousands)	2020	2019

Cash paid for interest	$1,794	$1,875
Non-cash transactions:
Capital expenditures included in accounts payable and accrued liabilities	$(564)	$(82)
Increase in asset retirement obligations	$7	$-

NOTE 15 – SUBSEQUENT EVENTS

Contemplated Transactions

On April 7, 2020, Carbon Energy Corporation, together with Nytis USA (the “Sellers”), and certain of the Company’s other direct and indirect wholly owned subsidiaries, entered into a Membership Interest Purchase Agreement (“MIPA”) to sell all of the issued and outstanding membership interests of Carbon Appalachia and Nytis LLC to Diversified Gas & Oil Corporation for $110.0 million, subject to customary purchase price adjustments, and a contingent payment of up to $15.0 million (“Contemplated Transactions”). The assets contained in the Contemplated Transactions comprise all of the Company’s assets in the Appalachian and Illinois basin. If the Sellers terminate the MIPA under certain circumstances, the Sellers may be required to pay a termination fee of $3.8 million. The transaction is expected to close during the second quarter of 2020.

Upon closing of the Contemplated Transactions, the Company’s remaining assets will be located solely in the Ventura Basin of California. Proceeds from the Contemplated Transactions will be used to settle all outstanding amounts associated with the 2018 Credit Facility and a portion of the Old Ironsides Notes.

COVID-19

Like other oil and gas companies, our business is being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. The pandemic has resulted in widespread adverse impacts on the global economy and on our employees, customers, suppliers and other parties with whom we have business relations. As the coronavirus pandemic and government responses are rapidly evolving, the extent of the impact on domestic exploration and production companies remains unknown. Further, the impact of the pandemic, including the resulting significant reduction in global demand for oil and gas, coupled with the sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries is expected to lead to significant global economic contraction generally and in our industry in particular. We anticipate that our business, financial condition and results of operations may be materially and adversely impacted as a result of these developments.

We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

Oil Pricing Environment

In the midst of the ongoing COVID-19 pandemic, oil prices declined significantly due to potential increases in supply emanating from the disagreement on production cuts among members of OPEC and certain non-OPEC, oil-producing countries. The resulting supply and demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies. These industry conditions, coupled with those resulting from the COVID-19 pandemic, could lead to significant global economic contraction generally and in our industry in particular. Although OPEC agreed in April to cut production, the responses of oil and gas producers to the lower demand for, and price of, oil, natural gas and NGLs are constantly evolving and remain uncertain. In addition, the dramatic decrease in oil and gas prices could have substantial negative implications for our revenue sources that are related to or underpinned by commodity prices. As a result, these factors could have a material adverse effect on our business, future results of operations, financial position or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors may cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to us that may cause our results to vary or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors.” The following discussion should be read in conjunction with “Forward-Looking Statements,” “Risk Factors” and our unaudited condensed consolidated financial statements, including the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the information included or incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”).

General Overview

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

At March 31, 2020, our proved developed reserves were comprised of 14% oil and NGLs and 86% natural gas. Our current capital expenditure program is focused on the acquisition and development of oil and natural gas properties in areas where we currently operate. We believe that our asset and lease position, combined with our low operating expense structure and technical expertise, provides us with a portfolio of opportunities for the development of our oil and natural gas properties. Our growth plan is centered on the following activities:

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

Like other oil and gas companies, our business is being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. The pandemic has resulted in widespread adverse impacts on the global economy and on our employees, customers, suppliers and other parties with whom we have business relations. As the coronavirus pandemic and government responses are rapidly evolving, the extent of the impact on domestic exploration and production companies remains unknown. Further, the impact of the pandemic, including the resulting significant reduction in global demand for oil and gas, coupled with the sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries is expected to lead to significant global economic contraction generally and in our industry in particular. We anticipate that our business, financial condition and results of operations may be materially and adversely impacted as a result of these developments.

We have modified certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access our facilities or customer sites could adversely affect our operations. Additionally, currently many of our employees are working remotely. We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties.

In the midst of the ongoing COVID-19 pandemic, oil prices declined significantly due to potential increases in supply emanating from the disagreement on production cuts among members of OPEC and certain non-OPEC, oil-producing countries. The resulting supply and demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies. These industry conditions, coupled with those resulting from the COVID-19 pandemic, could lead to significant global economic contraction generally and in our industry in particular. Although OPEC agreed in April to cut production, the responses of oil and gas producers to the lower demand for, and price of, oil, natural gas and NGLs are constantly evolving and remain uncertain. In addition, the dramatic decrease in oil and gas prices could have substantial negative implications for our revenue sources that are related to or underpinned by commodity prices. As a result, these factors could have a material adverse effect on our business, future results of operations, financial position or cash flows.

For example, in March 2020, the OPEC price war, together with the decline in demand due to slowed economic conditions attributable to COVID-19, contributed to a decline in the price of crude oil from $61.14 per barrel on December 31, 2019 to $20.48 per Bbl on March 31, 2020. The following table highlights the quarterly average of NYMEX oil and natural gas prices for the last five calendar quarters:

	2020	2019
	Q1	Q1	Q2	Q3	Q4

Oil (Bbl)	$45.78	$54.90	$59.96	$56.43	$56.87
Natural Gas (MMBtu)	$1.90	$3.00	$2.57	$2.38	$2.40

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

We use the full cost method of accounting for our oil and gas properties and perform a ceiling test quarterly. The ceiling calculation utilizes a rolling 12-month average commodity price. We did not recognize an impairment for the three months ended March 31, 2020 and 2019.

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

Operational Highlights

During 2019, we concentrated our efforts on the acquisition and development of producing properties through the acquisitions consummated by Carbon California and Carbon Appalachia in 2018. Our field development activities have consisted principally of oil-related drilling, remediation and return to production and recompletion projects in California. We have focused on operating efficiencies and reduction of operating expenses, optimization of natural gas gathering and compression facilities, greater flexibility in transporting our production to markets with more favorable pricing, and the identification of development project opportunities to provide more efficient and lower-cost operations. During the second half of 2019, we executed a two-well drilling program in California, and as a result of such drilling program, one well was completed in the fourth quarter of 2019 and the other was completed during the first quarter of 2020. As a result of the recent volatility and historically low oil prices, our remaining 2020 drilling program in California is under review.

As of March 31, 2020, we owned working interests in approximately 7,200 gross wells (6,600 net), royalty interests located primarily in California, Illinois, Indiana, Kentucky, Ohio, Tennessee, Virginia, and West Virginia and held leasehold positions in approximately 313,500 net developed acres and approximately 1,254,000 net undeveloped acres. Approximately 70% of the undeveloped acreage is held by production and of the remaining undeveloped acreage, approximately 88% have lease terms of greater than five years remaining in the primary term or contractual extension periods.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following discussion and analysis relates to items that have affected our results of operations for the three months ended March 31, 2020 and 2019. The following table sets forth, for the periods presented, selected historical unaudited condensed consolidated statements of operations and production data. The information contained in the table below should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto and the information under “Forward Looking Statements” below.

	Three Months Ended
	March 31,		Percent
(in thousands, except production and per unit data)	2020	2019	Change
Revenue:
Natural gas sales	$8,434	$19,316	(56%)
Natural gas liquids sales	152	247	(38%)
Oil sales	7,216	8,989	(20%)
Transportation and handling	633	734	(14%)
Marketing gas sales	6,318	4,944	28%
Commodity derivative gain (loss)	19,714	(9,306)	*
Other income	(2)	26	*
Total revenues	42,465	24,950	70%

Expenses:
Lease operating expenses	7,372	6,616	11%
Pipeline operating expenses	2,692	3,085	(13%)
Transportation costs	2,576	1,669	54%
Production and property taxes	10	2,010	(100%)
Marketing gas purchases	3,472	6,302	(45%)
General and administrative	3,303	4,689	(30%)
Depreciation, depletion and amortization	3,811	3,980	(4%)
Accretion of asset retirement obligations	478	394	21%
Total expenses	23,714	28,745	(18%)

Operating income (loss)	$18,751	$(3,795)	*

Other income and (expense):
Interest expense	(2,872)	(2,914)	*
Equity investment income	(421)	19	*
Total other expense	$(3,293)	$(2,895)	*

Production data:
Natural gas (Mcf)	5,240,381	5,544,052	(5%)
Oil (Bbl)	146,525	147,492	(1%)
Natural gas liquids (Bbl)	12,363	13,210	(6%)
Combined (Mcfe)	6,193,709	6,508,264	(5%)

Average prices before effects of hedges:
Natural gas (per Mcf)	$1.61	$3.48	(54%)
Oil (per Bbl)	$49.24	$60.95	(19%)
Natural gas liquids (per Bbl)	$12.30	$18.67	(34%)
Combined (per Mcfe)	$2.55	$4.39	(42%)

Average prices after effects of hedges**:
Natural gas (per Mcf)	$2.18	$3.34	(35%)
Oil (per Bbl)	$49.85	$63.29	(21%)
Natural gas liquids (per Bbl)	$12.30	$18.67	(34%)
Combined (per Mcfe)	$3.04	$4.32	(30%)

Average costs (per Mcfe):
Lease operating expenses	$1.19	$1.02	17%
Transportation costs	$0.42	$0.26	62%
Production and property taxes	$0.00	$0.31	(100%)
Cash-based general and administrative expenses	$0.50	$0.69	(27%)
Depreciation, depletion and amortization	$0.61	$0.61	0%

*	Not meaningful or applicable
**	Includes effect of settled commodity derivative gains and losses

Natural gas, natural gas liquids, and oil sales – Sales of natural gas, natural gas liquids and oil decreased approximately $10.9 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to a 42% decrease in combined product pricing and a 5% decrease in natural gas, natural gas liquids and oil sales volumes.

Transportation and handling – Revenue from transportation and handling correlates to the price of natural gas, which decreased 54% compared to the same period in 2019.

Marketing gas sales – Sales from marketing gas increased $1.4 million primarily due to an additional storage facility and related contracts.

Commodity derivative gain (loss) – We do not designate our commodity derivatives as cash flow hedges; therefore, they do not receive hedge accounting treatment and all mark-to-market gains or losses, as well as settlement gains or losses on the derivative instruments, are currently recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts. For the three months ended March 31, 2020 and 2019, we had hedging gains of approximately $19.7 million and hedging losses of approximately $9.3 million, respectively. Our derivative gain or loss is primarily due to fair market value adjustments caused by market prices being lower or higher than our contracted hedged prices.

Lease operating expenses – Lease operating expenses increased $756,000 for the three months ended March 31, 2020 primarily due to increasing insurance costs and employee benefits, as well as the timing of non-operated property expenses in 2020 versus 2019.

Pipeline operating expenses – Pipeline operating expenses decreased $393,000 for the three months ended March 31, 2020 as a result of operational focus on efficiency and expense reduction measures.

Transportation costs – Transportation costs increased $907,000 for the three months ended March 31, 2020 primarily due to a one-time benefit associated with revisions to prior estimates.

Production and property taxes – Production and property taxes decreased $2.0 million for the three months ended March 31, 2020 due to decreased ad valorem estimated tax rates and decreases in commodity prices. Production taxes averaged approximately (1.2%) and 3.4% of product sales for the three months ended March 31, 2020 and 2019, respectively. Production taxes associated with oil production are generally lower on a per Mcfe basis versus gas production. Oil production accounted for approximately 14% of our production mix for the three months ended March 31, 2020 and 2019.

Marketing gas purchases – Marketing gas purchases decreased $2.8 million primarily due to the decrease in natural gas pricing.

Depreciation, depletion and amortization (“DD&A”) – DD&A decreased $169,000 for the three months ended March 31, 2020 primarily due to decreases in our depletable cost base.

General and administrative expenses – General and administrative expenses decreased $1.4 million for the three months ended March 31, 2020 primarily due to a company-wide focus on cost reductions and efficiencies, including decreased reliance on consultants. Cash-based general and administrative expenses for the three months ended March 31, 2020 and 2019 are summarized in the following table:

General and administrative expenses	Three Months Ended March 31,
(in thousands)	2020	2019

General and administrative expenses	$3,303	$4,689
Adjustments:
Stock-based compensation	204	222
Cash-based general and administrative expense	$3,099	$4,467

Interest expense – Interest expense, net decreased $42,000 for the three months ended March 31, 2020, primarily due to lower outstanding debt balances.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows from operations, borrowings under our credit facilities and Carbon California’s Senior Secured Revolving Notes issued to Prudential with an initial revolving borrowing capacity of $25.0 million which mature on February 15, 2022 (the “Senior Revolving Notes”), and on occasion, the sale of non-core assets. Borrowings under the credit facilities and Senior Revolving Notes may be used to fund field development projects and to fund future complementary acquisitions and for general working capital purposes. We may use other sources of capital, including the issuance of debt or equity securities, to fund acquisitions or maintain financial flexibility.

As of March 31, 2020, our liquidity was $12.0 million, consisting of cash on hand of $1.7 million and $10.3 million of available borrowing capacity on the Senior Revolving Notes. On April 1, 2020, the borrowing base on the Senior Revolving Notes was redetermined and reduced to $40.0 million.

On February 14, 2020, we amended our 2018 Credit Facility, resulting in a borrowing base of $73.0 million with subsequent borrowing base reductions totaling $6.0 million scheduled through May 1, 2020. As of March 31, 2020, the 2018 Credit Facility had a borrowing base of $71.0 million.

As of March 31, 2020, there was approximately $70.2 million in outstanding borrowings and no borrowing capacity available under the 2018 Credit Facility, after considering letters of credit outstanding. As of March 31, 2020, we were not in compliance with our current ratio financial covenant. However, we anticipate a full payoff of the 2018 Credit Facility as a result of Contemplated Transactions described in Note 15 prior to any potential event of default.

On April 30, 2020, we further amended our 2018 Credit Facility, extending the remaining borrowing base reductions totaling $4.0 million to June 1, 2020 in anticipation of a full payoff of the 2018 Credit Facility as a result of the pending Contemplated Transactions.

In March 2020, the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) was signed into law in the United States. It is intended to provide economic relief to individuals and businesses affected by the coronavirus pandemic. We are in the process of applying for potential funding that may be available to the Company under the CARES Act or other recently enacted programs; however, there is no guarantee that such funds will be received.

On April 7, 2020, Carbon Energy Corporation, together with Nytis USA (the “Sellers”) and certain of the Company’s other direct and wholly owned subsidiaries, entered into a Membership Interest Purchase Agreement (“MIPA”) to sell all of the issued and outstanding membership interests of Carbon Appalachia and Nytis LLC to Diversified Gas & Oil Corporation (the “Purchaser”) for $110.0 million, subject to customary purchase price adjustments, and a contingent payment of up to $15.0 million (“Contemplated Transactions”). The assets contained in the Contemplated Transactions comprise all of the Company’s assets in the Appalachian and Illinois basin. If the Sellers terminate the MIPA under certain circumstances, they may be required to pay a termination fee of $3.8 million. The transaction is subject to customary conditions, including, among other things, the mailing of an information statement to the Company’s stockholders at least 20 calendar days prior to the closing date in accordance with applicable securities laws, and is expected to close during the second quarter of 2020. In accordance with Rule 14c-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Contemplated Transactions may not be completed until 20 calendar days after the date of mailing of an information statement to the Company’s stockholders.

The Contemplated Transactions constitute a sale of substantially all of the Company’s assets under the Delaware General Corporation Law. Following consummation of the Contemplated Transactions, the Company would continue to own its membership interests in Carbon California and continue to conduct operations in the Ventura Basin in California. Notwithstanding the foregoing, the Company’s Board of Directors is continuously evaluating strategic alternatives for the Company’s business in light of current market and industry conditions.

Upon consummation of the Contemplated Transactions, net of expected purchase price adjustments, the Sellers expect to receive cash proceeds of $105 million, of which $3.3 million will be deposited in an escrow account to support the Sellers’ indemnification obligations and, subject to certain exceptions, released on the 18-month anniversary of the closing. The Sellers intend to use approximately $75.0 million of the proceeds to repay outstanding indebtedness, including accrued interest, under the 2018 Credit Facility, approximately $10.0 million to pay estimated transaction expenses, including legal, accounting and severance and other employment-related costs, and approximately $12.7 million to pay indebtedness under the Old Ironsides Notes. Nytis USA will retain the remaining proceeds, but to the extent these funds are in excess of those required in the operations of Nytis USA, it may distribute those funds to the Company who may use them for general corporate purposes, including the repayment of indebtedness. Yorktown, as the holder of all of the Series B convertible preferred stock, has waived its right to be paid a liquidating distribution of approximately $5.6 million in connection with the closing of the Contemplated Transactions until the payment in full of the Old Ironsides Notes or the earlier termination or cancellation of the Old Ironsides Notes, at which point the liquidating distribution will become immediately due and payable by the Company out of Company’s assets legally available for distribution to its stockholders. Ongoing general and corporate operations will be funded by management fees paid to the Company by Carbon California of approximately $1.2 million annually as well as any proceeds received from the contingent payment associated with the Contemplated Transactions. The contingent payment of up to $15.0 million in the aggregate will be calculated and paid yearly by January 5 of each of 2021, 2022 and 2023 based on the contingent payment calculation for calendar years 2020, 2021 and 2022.

Access to additional capital within the current commodity price environment is limited and the terms of any available capital may not be acceptable to the Company.

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

This hedge program mitigates uncertainty regarding cash flow that we will receive with respect to a portion of our expected production through 2022. Future hedging activities may result in reduced income or even financial losses to us. See “Risk Factors-The use of derivative instruments used in hedging arrangements could result in financial losses or reduce income,” in our 2019 Annual Report on Form 10-K for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. See Note 12 – Commodity Derivatives in the unaudited condensed consolidated financial statements in Item 1 for more information, including our outstanding derivatives.

Sources and Uses of Cash

The following table presents net cash provided by or used in operating, investing and financing activities:

	Three Months Ended
	March 31,
(in thousands)	2020	2019

Net cash provided by operating activities	$1,277	$8,311
Net cash used in investing activities	$(626)	$(336)
Net cash provided by (used in) financing activities	$185	$(2,695)

Operating Activities

Net cash provided by operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital. Operating cash flows decreased approximately $7.0 million for the three months ended March 31, 2020 as compared to the same period in 2019. This decrease was primarily due to decreased revenues.

Investment Activities

Net cash used in investing activities is primarily comprised of the acquisition, exploration and development of oil and natural gas properties, net of dispositions of oil and natural gas properties. Net cash used in investing activities increased approximately $290,000 for the three months ended March 31, 2020 as compared to the same period in 2019 primarily due to funding our drilling program in California.

Financing Activities

Net cash provided by or used in financing activities is primarily comprised of activities associated with our credit facilities. During the three months ended March 31, 2020, the Company increased borrowings under the 2018 Credit Facility by approximately $3.0 million and increased borrowings under the Senior Revolving Notes by $2.0 million. These advances were partially offset by payments of $2.5 million in principal associated with the Old Ironsides Notes, payments of approximately $1.0 million in principal associated with the 2018 Credit Facility, and payments of approximately $1.3 million in principal associated with the Senior Revolving Notes. During the three months ended March 31, 2019, the Company (i) paid $2.0 million in principal associated with the Old Ironsides Notes; (ii) paid approximately $1.7 million in principal associated with the 2018 Credit Facility term note; and (iii) increased net borrowings under the 2018 Credit Facility revolver by approximately $1.0 million.

Capital Expenditures

Capital expenditures incurred are summarized in the following table:

	Three Months Ended March 31,
(in thousands)	2020	2019

Drilling and development	$793	$461
Other	220	39
Total capital expenditures	$1,013	$500

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

Credit Facilities and Notes Payable

For a discussion of our long-term debt, see Note 6 – Credit Facilities and Notes Payable in the unaudited condensed consolidated financial statements in Item 1.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

Critical Accounting Policies, Estimates, Judgments, and Assumptions

Our critical accounting policies and estimates are set forth in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies, Estimates, Judgments, and Assumptions” in our 2019 Annual Report on Form 10-K. As of March 31, 2020, there have been no significant changes to our critical accounting policies and estimates since our 2019 Annual Report on Form 10-K was filed.

Forward Looking Statements

The information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements are statements other than statements of historical or present facts, that address activities, events, outcomes, and other matters that the Company plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “could,” “should,” “future,” “potential,” “continue,” variations of such words, and similar expressions identify forward-looking statements. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

These forward-looking statements appear in several places in this report and include statements with respect to, among other things:

● ●	estimates of our oil, natural gas liquids, and natural gas reserves; effect of the COVID-19 pandemic and the OPEC price war on our business results;

●	estimates of our future oil, natural gas liquids, and natural gas production, including estimates of any increases or decreases in our production;

●	our future financial condition and results of operations;

●	our future revenues, cash flows, and expenses;

●	our access to capital and our anticipated liquidity;

●	our future business strategy and other plans and objectives for future operations and acquisitions;

●	our outlook on oil, natural gas liquids, and natural gas prices;

●	the amount, nature, and timing of future capital expenditures, including future development costs;

●	our ability to access the capital markets to fund capital and other expenditures;

●	our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations; and

●	the impact of federal, state and local political, regulatory, and environmental developments in the United States of America

We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil, natural gas liquids and natural gas. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our 2019 Annual Report on Form 10-K.

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

Our Chief Executive Officer, Patrick R. McDonald, and our Chief Financial Officer, Kevin D. Struzeski, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020. Based on this evaluation, they believe that as of March 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are subject to legal claims and proceedings in the ordinary course of our business. Management believes that should the controversies be resolved against us, none of the current pending proceedings would have a material adverse effect on us.

ITEM 1A. Risk Factors

In addition to the risk factors contained in the Item 1A. Risk Factors of the 2019 Annual Report on Form 10-K, investors should carefully consider the following risk factors, which relate to the Contemplated Transaction discussed above. These risk factors should be read in conjunction with the risk factors set forth in our 2019 Annual Report on Form 10-K and other information contained in this report and our other filings with the SEC, which are hereby incorporated by reference.

Risks Related to the Contemplated Transactions

The announcement and pendency of the Contemplated Transactions, whether or not consummated, may adversely affect Carbon’s business.

The announcement and pendency of the Contemplated Transactions, whether or not consummated, may adversely affect the trading price of Carbon’s common stock, its business or its relationships with customers and suppliers. New or existing customers and business partners may prefer to do business with our competitors because of uncertainty whether the Contemplated Transactions will be consummated.

Uncertainties associated with the Contemplated Transactions may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of Carbon.

Whether or not the Contemplated Transactions are completed, the announcement and pendency of the Contemplated Transactions could disrupt the business of Carbon. Carbon is dependent on the experience and industry knowledge of its senior management and other key employees to execute its business plan. Carbon’s success after the Contemplated Transactions will depend in part upon the ability of Carbon to retain key management personnel and other key employees. Pending the completion of the Contemplated Transactions, Carbon may be unable to attract and retain key personnel and the focus and attention of Carbon’s management and employee resources may be diverted from operational matters during the pendency of the Contemplated Transactions. In addition, Carbon might not be able to locate suitable replacements for any such key employees who leave, whether to transition to employment with the Purchaser as part of the Contemplated Transactions or otherwise, or offer employment to potential replacements on satisfactory terms.

Carbon cannot be sure if or when the Contemplated Transactions will be completed.

The closing of the Contemplated Transactions is subject to the satisfaction or waiver of various conditions. Carbon cannot guarantee that the closing conditions set forth in the MIPA, some of which are beyond the control of Carbon, will be satisfied. If the closing conditions to the MIPA are not satisfied, the Purchaser or the Sellers may not be obligated to complete the Contemplated Transactions. In the event that the Contemplated Transactions are not completed, the termination of the MIPA may adversely affect the trading price of Carbon’s common stock, its business and operations or its relationships with vendors, suppliers, customers and employees. If the Contemplated Transactions are not completed for any reason, Carbon will be subject to a number of risks, including paying its costs relating to the Contemplated Transactions, which are substantial, such as legal, accounting and printing fees, whether or not the Contemplated Transactions are completed.

If the Contemplated Transactions are not completed and the 2018 Credit Facility remains outstanding, we may have difficulty complying with our Current Ratio covenant of 1.00 to 1.00 and our Leverage Ratio covenant of 3.50 to 1.00, as such terms are defined in our 2018 Credit Facility. Our ability to comply with the Current Ratio covenant is affected by borrowing base reductions totaling $6.0 million scheduled through May 1, 2020, and may be further impacted by future borrowing base redeterminations in 2020 and might also be adversely affected if we were required to pay a $3.8 million termination fee pursuant to the MIPA. Our ability to comply with our Leverage Ratio covenant would be adversely affected if the current low level of natural gas prices persist through the remainder of 2020. Our Leverage Ratio measures our Net Debt (as defined in the 2018 Credit Facility) over our EBITDAX (as defined in the 2018 Credit Facility) and we generate less EBITDAX in a low-price environment. These potential covenant compliance issues could cause doubt about our ability to continue as a going concern. Failure to comply with these covenants, if not waived, would result in an event of default and related actions under the 2018 Credit Facility.

If the Contemplated Transactions are not completed, Carbon’s board of directors may evaluate other strategic alternatives that may be available, which such alternatives may not be as favorable to Carbon or its stockholders as the Contemplated Transactions.

The MIPA contains restrictions on the conduct of Carbon’s business prior to closing.

Under the terms of the MIPA, Carbon is subject to certain restrictions on the conduct of its business prior to the closing, which may adversely affect its ability to execute certain of its business strategies. Limitations include, among other things, the ability to approve certain capital projects, dispose of the Acquired Assets (as defined in the Purchase Agreement), create any liens on the Acquired Assets, enter into or modify any employment agreements, adopt, amend, modify or terminate any benefit plan or modify or terminate any lease or material contract, in each case, subject to certain exceptions set forth in the MIPA. Such limitations could negatively affect Carbon’s business and operations prior to the completion of the Contemplated Transactions.

The MIPA limits Carbon’s ability to pursue alternatives to the Contemplated Transactions.

The MIPA contains provisions that make it more difficult for Carbon to sell its assets or engage in another type of acquisition transaction with a party other than the Purchaser. These provisions include a provision obligating Carbon to pay the Purchaser a termination fee of $3.8 million if, among other things, (i) the Sellers materially breach the solicitation obligations under the MIPA or (ii) the MIPA is terminated in connection with a Superior Proposal (as defined in the MIPA). These provisions could discourage a third party that might have an interest in acquiring all of, or substantially all of, Carbon’s assets or its common stock from considering or proposing such an acquisition, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by the Purchaser.

The holder of the Old Ironsides Notes may claim that it is entitled to receive more of the proceeds of the Contemplated Transactions than we believe we are required to apply to the payment of the Old Ironsides Notes.

Under the terms of the Old Ironsides Notes, we are required to make a mandatory prepayment on the Old Ironsides Notes no later than the first business day following the date of receipt by us of any “Net Cash Proceeds,” as defined in the Old Ironsides Notes, from the sale of our assets. The mandatory prepayment must be in an amount equal to the lesser of (i) the then-outstanding obligation under the Old Ironsides Notes and (ii) the amount of such Net Cash Proceeds received by us, after repayment of amounts due under the 2018 Credit Facility and expenses incurred in connection with the Contemplated Transactions. Old Ironsides, the holder of the Old Ironsides Notes, has asserted in writing that it believes that the Net Cash Proceeds would be sufficient for us to repay the full amount outstanding under the Old Ironsides Notes, approximately $26.3 million, while we believe that the Net Cash Proceeds available to repay the Old Ironsides Notes would be approximately $12.7 million.

We are in discussions with Old Ironsides regarding the amount owed, but if the resolution of the discussions is not satisfactory to Old Ironsides, it may file a lawsuit claiming that it is entitled to receive more than what we believe is owed, including and up to the full amount of the Old Ironsides Notes. If we were required by a court to pay such a judgment in excess of what we believe is owed, as well as costs to defend any such claims, we may not have the cash on hand or ability to raise the funds necessary to pay such amounts. Furthermore, given the scope of our operations post-transaction and the state of the industry and energy capital markets, we expect that it would be very difficult for us to raise additional capital to pay a judgment and legal costs. Therefore, a judgment against us in an amount greater than we believe we owe on the Old Ironsides Notes could make it necessary for us to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code, or an involuntary petition for bankruptcy may be filed against us.

Carbon will incur significant expenses in connection with the Contemplated Transactions, regardless of whether the Contemplated Transactions are completed and, in certain circumstances, may be required to pay a termination fee to the Purchaser.

Carbon expects to incur significant expenses related to the Contemplated Transactions. These expenses include, but are not limited to, legal fees, accounting fees and expenses, certain employee expenses, filing fees, printing expenses and other related fees and expenses. Many of these expenses will be payable by Carbon regardless of whether the Contemplated Transactions are completed. In addition, if the MIPA is terminated in certain circumstances, Carbon will be required to pay the Purchaser a $3.8 million termination fee.

Carbon expects to record a loss at the closing of the Contemplated Transactions.

Upon the consummation of the Contemplated Transactions, Carbon expects to record a book loss of approximately $50.1 million. If the Contemplated Transactions are not completed, Carbon may be required to take an impairment charge related to the Appalachian assets. GAAP requires us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments, which may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and therefore requires a write-down. Future write-downs of our full cost pool may be required if oil and natural gas prices decline, unproved property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development, or acquisition activities in our full cost pool exceed the discounted future net cash flows from the additional reserves, if any, attributable to our cost pool. Any recorded impairment is not reversible.

In connection with the Contemplated Transactions, the Sellers will indemnify the Purchaser and the Purchaser will indemnify the Sellers for certain liabilities. There can be no assurance that the indemnities from the Sellers will be sufficient to insure the Purchaser against the full amount of such liabilities.

Pursuant to the MIPA, the Sellers agreed to indemnify the Purchaser for certain liabilities, and the Purchaser agreed to indemnify the Sellers for certain liabilities. The Sellers will indemnify the Purchaser for claims, proceedings and losses relating to retained liabilities, a breach of the MIPA by the Sellers and certain other matters set forth in the Purchase Agreement, and the Purchaser will indemnify the Sellers for claims, proceedings and losses relating to the assumed liabilities, including ownership of Nytis LLC and Carbon Appalachia on or after the closing, and a breach of the MIPA by the Purchaser. However, third parties might seek to hold the Sellers responsible for liabilities that the Purchaser agreed to assume, and there can be no assurance that the Sellers will be able to fully satisfy its indemnification obligations under the MIPA, which could be significant and could adversely affect our business.

Risks Related to Carbon’s Future Operations

Carbon’s operations will be curtailed and Carbon will have limited sources of revenue following the Contemplated Transactions, which may negatively impact the value and liquidity of Carbon’s common stock.

Upon the closing of the Contemplated Transactions, the size of Carbon’s business operations will be significantly reduced and its sources of revenue will be limited to its operations in the Ventura Basin through Carbon California. Carbon does not intend to use any portion of the proceeds from the Contemplated Transactions to support the business operations remaining following the Contemplated Transactions, and there can be no assurance that Carbon will be successful at carrying out the operations of its remaining business or that it will be successful at generating revenue. A failure by Carbon to secure additional sources of revenue following the closing of the Contemplated Transactions could negatively impact the value and liquidity of its common stock.

Carbon will continue to incur the expense of complying with public company reporting requirements following the closing of the Contemplated Transactions.

After the Contemplated Transactions, Carbon will continue to be required to comply with the applicable reporting requirements of the Exchange Act, even though compliance with such reporting requirements is economically burdensome.

Carbon’s common stock may be removed from trading on OTCQB following the consummation of the Contemplated Transactions.

Carbon’s SEC reporting obligations as a public company will not be impacted as a result of the closing of the Contemplated Transactions and, following the completion of the Contemplated Transactions, Carbon expects that its common stock will continue to be quoted on OTCQB. However, it is not possible to predict the trading price of Carbon’s common stock following the closing of the Contemplated Transactions or the impact that the Contemplated Transactions may have on Carbon’s remaining business.

In order to remain eligible for trading on OTCQB, Carbon’s common stock must comply with certain standards for continued eligibility, including:

●	a minimum closing bid price of at least $0.01 per share on at least one of the prior thirty consecutive calendar days;

●	at least 50 beneficial holders, each owning at least 100 shares; and

●	freely traded public float of at least 10% of the total shares of common stock issued and outstanding.

Carbon believes that it will continue to meet OTCQB’s standards for continued eligibility following the completion of the Contemplated Transactions. No assurances, however, can be given that Carbon will continue to satisfy these requirements as some of these requirements are outside of Carbon’s direct control, such as the bid price of its common stock, the number of holders of its common stock and the value of its publicly held shares. If Carbon is unable to meet these requirements, OTCQB may take action to remove Carbon’s common stock from trading on OTCQB.

The removal of Carbon’s common stock from trading on OTCQB could result in a reduction in its trading price and would substantially limit the liquidity of Carbon’s common stock. In addition, removal could materially adversely impact Carbon’s ability to raise capital or pursue strategic restructuring, refinancing or other transactions. The removal of Carbon’s common stock from trading on OTCQB could also have other negative results, including the potential loss of confidence by institutional investors.

Carbon is a holding company with no oil and gas operations of its own, and Carbon depends on its subsidiaries for cash to fund certain of its operations and expenses.

Carbon’s operations are conducted entirely through its subsidiaries, and its ability to generate cash to meet its operating obligations is dependent on the earnings and the receipt of funds from its subsidiaries through distributions or intercompany loans. Following the consummation of the Contemplated Transactions, Carbon California will be Carbon’s sole operating subsidiary. Carbon California’s ability to generate adequate cash depends on a number of factors, including development of reserves, successful acquisitions of complementary properties, advantageous drilling conditions, oil and natural gas prices, compliance with all applicable laws and regulations and other factors.

We do not solely control Carbon California.

Following the consummation of the Contemplated Transactions, we will have no significant assets other than our ownership interest in Carbon California, which owns and operates oil, natural gas, and NGLs interests. More specifically:

●	Carbon California is managed by its governing board. Our ability to influence decisions with respect to its operations varies depending on the amount of control we exercise under the governing agreement;

●	We do not control the amount of cash distributed by Carbon California. Further, debt facilities at Carbon California currently restrict distributions. We may influence the amount of cash distributed through our board seats on Carbon California’s governing board, but may not ultimately be successful in such efforts;

●	We may not have the ability to unilaterally require Carbon California to make capital expenditures, and Carbon California may require us to make additional capital contributions to fund operating and maintenance expenditures, as well as to fund expansion capital expenditures, which would reduce the amount of cash otherwise available for dividend payments by us or require us to incur additional indebtedness;

●	Carbon California may incur additional indebtedness without our consent, which debt payments would reduce the amount of cash that might otherwise be available for distributions; and

●	The third-party operator of certain of the assets held by Carbon California and the identity of our partners could change, in some cases without our consent. Our dependence on the operators of such assets and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could have a material adverse effect on the realization of our targeted returns on capital or lead to unexpected future costs.

Due to our lack of asset and geographic diversification, adverse developments in our operating areas would reduce our ability to pay dividends on shares of our common stock.

Upon closing of the Contemplated Transactions, all of our assets will be located exclusively in the Ventura Basin in California. Due to our lack of diversification in asset type and location, an adverse development in the oil and gas business in the Ventura Basin, including those resulting from the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by and costs associated with governmental regulation, processing or transportation capacity constraints, market limitations, water shortages, wildfires or other weather related conditions, interruption of the processing or transportation of oil, NGLs or natural gas and changes in regional and local political regimes and regulations, would have a significantly greater impact on our results of operations and cash available for dividend payments on shares of our common stock than if we maintained more diverse assets and locations.

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

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be sufficient.

Following the closing of the Contemplated Transactions, our sole source of revenue will be from Carbon California’s operations. Our ability to service our debt obligations following the Contemplated Transactions depends on the future operating performance and cash flow from Carbon California. There can be no assurance that our cash from operations will be sufficient to meet continuing debt obligations, and if we are unable to generate sufficient cash through our operations, we could face substantial liquidity problems, which could have a material adverse effect on our results of operations and financial condition. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations. Furthermore, these actions may not be permitted under the terms of our existing or future debt agreements.

The recent spread of COVID-19, or the novel coronavirus, and measures taken to mitigate the impact of the COVID-19 pandemic, are adversely affecting our business, operations and financial condition.

Like other oil and gas companies, our business is being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. The pandemic has resulted in widespread adverse impacts on the global economy and on our employees, customers, suppliers and other parties with whom we have business relations. As the coronavirus pandemic and government responses are rapidly evolving, the extent of the impact on domestic exploration and production companies remains unknown. We are experiencing a sharp and rapid decline in the demand for the oil and natural gas we produce and in the prices we receive for our products as the U.S. and global economy are being negatively impacted as economic activity is curtailed in response to the COVID-19 pandemic. Official restrictions on non-essential activities have been introduced across the U.S., which may adversely impact our production activities. For example, since mid-March, we have had to restrict access to our administrative offices. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our suppliers and other business counterparties to experience operational delays, delays in the delivery of materials and supplies that are sourced from around the globe, and have caused, and may continue to cause, milestones or deadlines relating to various projects to be missed. Further, the impact of the pandemic, including the resulting significant reduction in global demand for oil and gas, coupled with the sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of OPEC and other foreign, oil-exporting countries is expected to lead to significant global economic contraction generally and in our industry in particular. We anticipate that our business, financial condition and results of operations may be materially and adversely impacted as a result of these developments.

We have modified certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access our facilities or customer sites could adversely affect our operations. Additionally, currently many of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by members of OPEC and other foreign, oil-exporting countries, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

Oil prices are highly volatile. Declines in commodity prices, especially steep declines in the price of oil, have adversely affected, and in the future will adversely affect, our financial condition and results of operations, cash flow, access to the capital markets and ability to grow.

As a result of the Contemplated Transactions, Carbon will no longer produce natural gas and instead will concentrate on the production of oil from its assets in the Ventura Basin. The oil market is highly volatile, and we cannot predict future oil prices. Beginning in February 2020, oil and natural gas prices have experienced record declines and are currently at record low levels in response to dramatic supply and demand uncertainty caused by the coronavirus pandemic and the recent announcement of planned production increases by Saudi Arabia. For example, the price of oil fell approximately 20% on March 9, 2020 due to Saudi Arabia’s decision to increase its production to record levels. As of April 30, 2020, the NYMEX WTI oil futures price for June 2020 was $18.84 per Bbl and the Henry Hub natural gas price was $1.949 per MMBtu. Although OPEC agreed in April to cut production, the responses of oil and gas producers to the lower demand for, and price of, oil, natural gas and NGLs are constantly evolving and remain uncertain. We cannot anticipate whether or when production will return to normalized levels, and oil and natural gas prices could remain at current levels or decline further, for an extended period of time.

Prices for oil may fluctuate widely in response to relatively minor changes in the supply of and demand for oil, market uncertainty and a variety of additional factors that are beyond our control, such as:

●	domestic and foreign supply of and demand for oil;

●	market prices of oil;

●	level of consumer product demand;

●	overall domestic and global political and economic conditions;

●	political and economic conditions in producing countries, including those in the Middle East, Russia, South America and Africa;

●	global or national health concerns, including the outbreak of pandemic or contagious disease, such as the recent coronavirus, which may reduce demand for crude oil because of reduced global or national economic activity;

●	actions of the OPEC and other state-controlled oil companies relating to oil price and production controls;

●	weather conditions;

●	impact of the U.S. dollar exchange rates on commodity prices;

●	technological advances affecting energy consumption and energy supply;

●	domestic and foreign governmental regulations and taxation;

●	impact of energy conservation efforts;

●	capacity, cost and availability of oil pipelines, processing, gathering and other transportation facilities and the proximity of these facilities to our wells; and

●	price and availability of alternative fuels.

Our production in the Ventura Basin received an approximate 9.7% premium to the NYMEX WTI benchmark price during 2019. A reduction in this premium would reduce the relative price advantage we receive for a substantial portion of our production in the Ventura Basin.

Our revenue, profitability and cash flow depend upon the prices and demand for oil. A drop in prices would significantly affect our financial results and impede our growth. In particular, a significant or prolonged decline in oil prices will negatively impact:

●	the value of our reserves, because declines in oil prices would reduce the amount of oil that we can produce economically;

●	the amount of cash flow available for capital expenditures;

●	our ability to replace our production and future rate of growth;

●	our ability to borrow money or raise additional capital and our cost of such capital; and

●	our ability to meet our financial obligations.

Historically, higher oil prices generally result in increased demand and prices for drilling equipment, crews and associated supplies, equipment and services, as well as higher lease operating expenses and increased end-user conservation or conversion to alternative fuels. However, commodity price declines do not result in similarly rapid declines of costs associated with drilling. Accordingly, a high cost environment could adversely affect our ability to pursue our drilling program and our results of operations.

ITEM 6. Exhibits

Exhibit No.	Description

2.1**	Membership Interest Purchase Agreement, dated as of April 7, 2020, by and among Carbon Energy Corporation, Nytis Exploration (USA) Inc., Diversified Gas & Oil Corporation, Nytis Exploration Company LLC, Carbon Appalachian Company, LLC, and the other entities party thereto, incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 8, 2020.
10.1	Third Amendment to the Amended and Restated Credit Agreement, dated February 14, 2020, incorporated by reference to Exhibit 10.26 to Form 10-K filed on March 30, 2020.
10.2	Fourth Amendment to the Amended and Restated Credit Agreement, dated April 30, 2020, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 6, 2020.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e).
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith
**	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Carbon Energy Corporation agrees to furnish supplementally a copy of any such omitted schedule to the SEC upon request.
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON ENERGY CORPORATION
(Registrant)

Date: May 14, 2020	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
Chief Executive Officer

Date: May 14, 2020	By:	/s/ Kevin D. Struzeski
KEVIN D. STRUZESKI
Chief Financial Officer