Form 10-Q
period 2020-06-30
Carbon Energy Corp
filed 2020-08-14
CIK 86264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

YES ☐               NO ☒

At August 7, 2020, there were 8,304,781 issued and outstanding shares of the Company’s common stock, $0.01 par value.

CARBON ENERGY CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CARBON ENERGY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2020	December 31, 2019
ASSETS

Current assets:
Cash and cash equivalents	$1,311	$904
Restricted cash (Note 3)	4,612	-
Accounts receivable:
Revenue	1,846	12,886
Joint interest billings and other	415	1,552
Commodity derivative asset (Note 13)	6,129	5,915
Prepaid expenses, deposits, and other current assets	1,403	2,500
Inventory	491	2,512
Total current assets	16,207	26,269

Non-current assets:
Property and equipment (Note 4)
Oil and gas properties, full cost method of accounting:
Proved, net	114,095	242,144
Unproved	1,616	4,872
Other property and equipment, net	1,189	15,984
Total property and equipment, net	116,900	263,000

Investments in affiliates	67	625
Commodity derivative asset – non-current (Note 13)	2,871	1,164
Right-of-use assets	1,949	6,104
Other non-current assets	2,276	1,092
Total non-current assets	124,063	271,985
Total assets	$140,270	$298,254

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$12,500	$35,157
Firm transportation contract obligations (Note 14)	-	5,679
Lease liability – current	696	1,625
Commodity derivative liability (Note 13)	-	469
Credit facilities and notes payable (Note 7)	1,339	5,788
Total current liabilities	14,535	48,718

Non-current liabilities:
Firm transportation contract obligations (Note 14)	-	8,905
Lease liability – non-current	1,179	4,383
Commodity derivative liability – non-current (Note 13)	-	87
Production and property taxes payable	-	2,815
Asset retirement obligations (Note 6)	5,908	17,514
Credit facilities and notes payable (Note 7)	15,862	94,870
Notes payable – related party (Note 7)	49,484	44,741
Total non-current liabilities	72,433	173,315

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value; liquidation preference of $674 and $524 at June 30, 2020 and December 31, 2019, respectively; authorized 1,000,000 shares, 50,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	1	1
Common stock, $0.01 par value; authorized 35,000,000 shares, 8,304,781 and 7,796,085 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	83	78
Additional paid-in capital	89,148	85,834
Accumulated deficit	(63,559)	(35,842)
Total Carbon stockholders’ equity	25,673	50,071
Non-controlling interests	27,629	26,150
Total stockholders’ equity	53,302	76,221

Total liabilities and stockholders’ equity	$140,270	$298,254

See accompanying notes to Condensed Consolidated Financial Statements.

CARBON ENERGY CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenue:
Natural gas sales	$4,138	$14,216	$12,572	$33,532
Natural gas liquids	49	195	201	441
Oil sales	3,767	9,902	10,982	18,891
Transportation and handling	274	322	908	1,056
Marketing gas sales	2,380	3,221	8,698	8,165
Commodity derivative (loss) gain	(5,647)	8,680	14,067	(627)
Other income	2	305	-	697
Total revenue	4,963	36,841	47,428	62,155

Expenses:
Lease operating expenses	5,086	7,480	12,458	14,095
Pipeline operating expenses	1,432	2,950	4,125	6,035
Transportation and gathering costs	1,475	1,130	4,052	2,799
Production and property taxes	1,136	1,666	1,146	3,676
Marketing gas purchases	1,329	4,795	4,801	11,097
General and administrative	5,402	3,947	8,702	8,636
Depreciation, depletion and amortization	2,149	3,881	5,960	7,860
Accretion of asset retirement obligations	299	405	777	799
Loss on Appalachia Divestiture	34,463	-	34,463	-
Total expenses	52,771	26,254	76,484	54,997

Operating (loss) income	(47,808)	10,587	(29,056)	7,158

Other income (expense):
Interest expense, net	(2,774)	(3,445)	(5,647)	(6,725)
Investments in affiliates	-	21	(421)	40
Other income	104	-	104	-
Total expense	(2,670)	(3,424)	(5,964)	(6,685)

(Loss) income before income taxes	(50,478)	7,163	(35,020)	473

Provision for income taxes	-	-	-	-

Net (loss) income before non-controlling interests and preferred shares	(50,478)	7,163	(35,020)	473

Net (loss) income attributable to non-controlling interests	(2,542)	934	3,117	(1,656)

Net (loss) income attributable to controlling interests before preferred shares	(47,936)	6,229	(38,137)	2,129

Net income attributable to preferred shares – preferred return	75	75	150	150

Net (loss) income attributable to common shares	$(48,011)	$6,154	$(38,287)	$1,979

Net (loss) income per common share:
Basic	$(5.91)	$0.79	$(4.81)	$0.26
Diluted	$(5.91)	$0.75	$(4.81)	$0.24
Weighted average common shares outstanding:
Basic	8,118	7,815	7,964	7,739
Diluted	8,118	8,157	7,964	8,081

See accompanying notes to Condensed Consolidated Financial Statements.

CARBON ENERGY CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

					Additional	Non-		Total
	Common Stock		Preferred Stock		Paid-in	Controlling	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interests	Deficit	Equity
Balance as of December 31, 2019	7,796	$78	50	$1	$85,834	$26,150	$(35,842)	$76,221
Stock-based compensation	-	-	-	-	204	-	-	204
Restricted stock vested	20	-	-	-	-	-	-	-
Performance units vested	83	1	-	-	(1)	-	-	-
Non-controlling interests’ distributions, net	-	-	-	-	-	(3)	-	(3)
Net income	-	-	-	-	-	5,659	9,799	15,458
Balance as of March 31, 2020	7,899	$79	50	$1	$86,037	$31,806	$(26,043)	$91,880
Stock-based compensation	-	-	-	-	3,151	-	-	3,151
Restricted stock vested	380	4	-	-	(4)	-	-	-
Performance units vested	169	2	-	-	(2)	-	-	-
Restricted stock and performance units exchanged for tax withholding	(143)	(2)	-	-	(34)	-	-	(36)
Impact of Appalachia Divestiture	-	-	-	-	-	(1,635)	10,420	8,785
Net loss	-	-	-	-	-	(2,542)	(47,936)	(50,478)
Balance as of June 30, 2020	8,305	$83	50	$1	$89,148	$27,629	$(63,559)	$53,302

					Additional	Non-		Total
	Common Stock		Preferred Stock		Paid-in	Controlling	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interests	Deficit	Equity

Balance as of December 31, 2018	7,656	$77	50	$1	$84,612	$28,284	$(36,939)	$76,035
Stock-based compensation	-	-	-	-	222	-	-	222
Restricted stock vested	40	1	-	-	-	-	-	1
Performance units vested	95	1	-	-	(1)	-	-	-
Non-controlling interests’ contributions, net	-	-	-	-	-	22	-	22
Net loss	-	-	-	-	-	(2,590)	(4,100)	(6,690)
Balance as of March 31, 2019	7,791	$79	50	$1	$84,833	$25,716	$(41,039)	$69,590
Stock-based compensation	-	-	-	-	224	-	-	224
Restricted stock vested	25	-	-	-	-	-	-	-
Non-controlling interests’ distributions, net	-	-	-	-	-	(16)	-	(16)
Net income	-	-	-	-	-	934	6,229	7,163
Balance as of June 30, 2019	7,816	$79	50	$1	$85,057	$26,634	$(34,810)	$76,961

See accompanying notes to Condensed Consolidated Financial Statements.

CARBON ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(35,020)	$473
Items not involving cash:
Depreciation, depletion and amortization	5,960	7,860
Accretion of asset retirement obligations	777	799
Unrealized commodity derivative (gain) loss	(5,626)	396
Stock-based compensation expense	3,355	446
Net loss on Appalachia Divestiture	25,527	-
Loss on sale of affiliate investment	419	-
Investments in affiliates	9	(40)
Amortization of debt costs	857	405
Interest expense paid-in-kind	1,052	1,244
Other	(74)	-
Net change in:
Accounts receivable	2,525	7,525
Prepaid expenses, deposits and other current assets	204	(375)
Accounts payable, accrued liabilities and firm transportation contract obligations	(9,009)	(8,611)
Inventory and other non-current items	452	(327)
Net cash (used in) provided by operating activities	(8,592)	9,795

Cash flows from investing activities:
Development and acquisition of properties and equipment	(3,460)	(1,863)
Distribution from affiliate	-	50
Proceeds from Appalachia Divestiture	98,121	-
Proceeds from disposition of oil and gas properties and other property and equipment	922	176
Proceeds from sale of affiliate investment	131	-
Net cash provided by (used in) investing activities	95,714	(1,637)

Cash flows from financing activities:
Proceeds from credit facilities and notes payable	8,839	4,029
Payments on credit facilities and notes payable	(88,803)	(13,185)
Payments of debt issuance costs	-	(93)
Vested restricted stock and performance units exchanged for tax withholding	(36)	-
(Distributions to) contributions from non-controlling interests, net	(3)	6
Net cash used in financing activities	(80,003)	(9,243)

Net increase (decrease) in cash, cash equivalents and restricted cash	7,119	(1,085)

Cash, cash equivalents and restricted cash, beginning of period	904	5,736

Cash, cash equivalents and restricted cash, end of period	$8,023	$4,651

See accompanying notes to Condensed Consolidated Financial Statements.

CARBON ENERGY CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION

Carbon Energy Corporation is an independent oil and natural gas company engaged in the acquisition, exploration, development and production of oil, natural gas and natural gas liquids properties. The terms “we”, “us”, “our”, the “Company” or “Carbon” refer to Carbon Energy Corporation and our consolidated subsidiaries.

On May 26, 2020 Carbon Energy Corporation completed its sale of all of the issued and outstanding membership interests of Carbon Appalachia Company, LLC and Nytis Exploration Company LLC. See Note 3 – Divestiture for more information. Following the sale, Carbon’s operations are substantially limited to those in the Ventura Basin through Carbon California Company, LLC, a Delaware limited liability company (“Carbon California”), its majority-owned subsidiary.

Ventura Basin Operations

In California, Carbon California Operating Company, LLC conducts operations on behalf of Carbon California. We own 53.92% of the voting and profits interests and Prudential Legacy Insurance Company of New Jersey and Prudential Insurance Company of America or its affiliates (collectively, “Prudential”) owns 46.08% of the voting and profits interest in Carbon California. The following organizational chart illustrates this relationship as of June 30, 2020:

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

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheet to amounts shown in the unaudited condensed consolidated statement of cash flows in thousands:

June 30, 2020
Cash and cash equivalents	$1,311
Restricted cash	4,612
Other non-current assets	2,100
Total cash, cash equivalents and restricted cash	$8,023

NOTE 3 – DIVESTITURE

On April 7, 2020, Carbon Energy Corporation, together with Nytis Exploration (USA) Inc. (the “Sellers”), and certain of the Company’s other direct and indirect wholly owned subsidiaries, entered into a Membership Interest Purchase Agreement (“MIPA”) to sell all of the issued and outstanding membership interests of Carbon Appalachia Company, LLC (“Carbon Appalachia”) and Nytis Exploration Company LLC (“Nytis LLC”) to Diversified Gas & Oil Corporation (“DGOC”) for $110.0 million, subject to customary purchase price adjustments, and a contingent payment of up to $15.0 million (the “Appalachia Divestiture”). The assets sold in the Appalachia Divestiture comprised substantially all of the Company’s assets in the Appalachian and Illinois basin. The transaction closed on May 26, 2020 for net proceeds of $98.1 million based on preliminary estimates of closing adjustments, resulting in a loss of approximately $34.5 million. The contingent payment of up to $15.0 million in the aggregate represents a contingent receivable that is not recorded in our unaudited condensed consolidated balance sheet. The contingent payment will be calculated based on fixed volumes and the average settled natural gas pricing for 2020, 2021, and 2022 as compared to established benchmark pricing. Any payments due will be paid yearly by January 5 of each of 2021, 2022 and 2023 based on the contingent payment calculation for the respective calendar years.

Proceeds from the closing were used to settle all outstanding amounts associated with the 2018 Credit Facility (as defined below) and repay a portion of the Old Ironsides Notes. See Note 7 – Credit Facilities and Notes Payable for more information. We incurred exit costs in conjunction with the divestiture of one-time severance and termination benefits for the affected employees.

The assets, liabilities and equity disposed of are set out in the table below:

Amount (in thousands)
Assets:
Accounts receivable	$9,651
Prepaid expenses	892
Derivative assets	3,159
Inventory	1,409
Oil and gas properties	128,993
Other property and equipment	14,035
Right-of-use assets	3,406
Other non-current assets	436
Liabilities and Equity:
Accounts payable and accrued liabilities	(13,355)
Firm transportation contract obligations	(12,981)
Lease liabilities	(3,406)
Derivative liabilities	(11)
Production and property taxes payable	(3,342)
Asset retirement obligations	(14,027)
Equity in subsidiaries	8,785
Net assets disposed	123,644
Cash received	98,121
Transaction costs	(8,940)
Loss on Appalachia Divestiture	$34,463

At June 30, 2020, restricted cash on the condensed consolidated balance sheet of approximately $6.7 million represents amounts held in escrow from the purchase price. The escrow amount will be released to the Company upon satisfaction of certain indemnification obligations and will be released upon the fulfillment of associated release requirements over the 36 months following the closing of the Appalachia Divestiture.

Carbon and DGOC entered into a transition services agreement to provide, on an interim basis, certain services associated with the sold assets. The services commenced on May 26, 2020 and are expected to terminate in November 2020. Billings of approximately $269,000 are recorded as a reduction of general and administrative expenses during the three months ended June 30, 2020.

The following table presents net income before non-controlling interests and net income attributable to controlling interests for the subsidiaries sold for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net (loss) income before non-controlling interests	$(3,000)	$5,003	$1,645	$3,923
Net (loss) income attributable to controlling interests	$(2,737)	$5,309	$1,541	$3,719

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

(in thousands)	June 30, 2020	December 31, 2019

Oil and gas properties:
Proved oil and gas properties	$125,006	$351,488
Unproved properties	1,616	4,872
Accumulated depreciation, depletion, amortization and impairment	(10,911)	(109,344)
Oil and gas properties, net	115,711	247,016

Pipeline facilities and equipment	-	12,814
Base gas	-	1,937
Furniture and fixtures, computer hardware and software, and other equipment	2,614	6,762
Accumulated depreciation and amortization	(1,425)	(5,529)
Other property and equipment, net	1,189	15,984

Total property and equipment, net	$116,900	$263,000

Unproved oil and gas properties not subject to depletion are excluded from the full cost pool until it is determined if reserves can be assigned to the related properties. Subject to industry conditions, evaluation of most of these properties and the inclusion of their costs in the full cost pool is expected to be completed within five years. Unproved properties are assessed for impairment at least annually. During the three and six months ended June 30, 2020 and 2019, there were no expiring or impaired leasehold costs that were reclassified into proved property.

We capitalized overhead applicable to acquisition, development and exploration activities of approximately $134,000 and $372,000 for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2019, we capitalized overhead applicable to acquisition, development and exploration activities of approximately $305,000 and $373,000, respectively.

Depletion expense related to oil and gas properties for the three and six months ended June 30, 2020 was approximately $1.9 million and $5.3 million, respectively. Depletion expense related to oil and gas properties for the three and six months ended June 30, 2019 was approximately $3.5 million and $7.0 million, respectively.

For the three and six months ended June 30, 2020 and 2019, we did not recognize any ceiling test impairments as our full cost pool did not exceed the ceiling limitations. Future declines in oil and natural gas prices, increases in future operating expenses and future development costs could result in impairments of our oil and gas properties in future periods. Impairment changes are a non-cash charge and accordingly would not affect cash flows but would adversely affect our net income and stockholders’ equity.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

(in thousands)	June 30, 2020	December 31, 2019

Accounts payable	$3,717	$9,875
Oil and gas revenue suspense	135	3,620
Gathering and transportation payables	906	1,877
Production taxes payable	31	3,212
Accrued lease operating costs	-	664
Accrued ad valorem taxes-current	562	4,407
Accrued general and administrative expenses	2,521	3,260
Asset retirement obligations-current	3,384	5,021
Accrued interest	791	1,335
Accrued gas purchases	-	1,392
Other liabilities	453	494

Total accounts payable and accrued liabilities	$12,500	$35,157

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

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

The following table is a reconciliation of ARO:

	Six Months Ended June 30,
(in thousands)	2020	2019
Balance at beginning of period	$22,535	$22,310
Accretion expense	777	799
Obligations discharged with Appalachia Divestiture	(14,027)	-
Additions	7	-
Balance at end of period	$9,292	$23,109
Less: Current portion	(3,384)	(3,708)
Non-current portion	$5,908	$19,401

NOTE 7 – CREDIT FACILITIES AND NOTES PAYABLE

The table below summarizes the outstanding credit facilities and notes payable:

(in thousands)	June 30, 2020	December 31, 2019
2018 Credit Facility – revolver	$-	$69,150
2018 Credit Facility – term note	-	5,833
Old Ironsides Notes	15,836	25,675
Paycheck Protection Program Loan	1,339	-
Other debt	26	45
Total debt	17,201	100,703
Less: unamortized debt discount	-	(45)
Total credit facilities and notes payable	17,201	100,658
Current portion of credit facilities and notes payable	(1,339)	(5,788)
Non-current debt, net of current portion and unamortized debt discount	$15,862	$94,870

Paycheck Protection Program Loan

Reclass of non-current portion is open.

In May 2020, the Company received loan proceeds of approximately $1.3 million (“PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The PPP Loan and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. For purposes of the PPP Loan, payroll costs exclude cash compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of loan forgiveness will be reduced if the borrower terminates full-time employees or reduces salaries and wages for employees with salaries of $100,000 or less annually by more than 25% during the 24-week period.

The PPP Loan is evidenced by a promissory note, dated as of May 13, 2020 (the “PPP Note”), which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties, and bears interest at 1.0% per annum. No payments of principal or interest are due during the six-month period beginning on the date of the PPP Note (the “Deferral Period”).

The Company intends to use the proceeds for purposes consistent with the PPP. In order to obtain full or partial forgiveness of the PPP Loan, the Company must request forgiveness and must provide satisfactory documentation in accordance with applicable Small Business Administration (“SBA”) guidelines. Interest payable on the PPP Note may be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the PPP Note. The Company will be obligated to repay any portion of the principal amount of the PPP Note that is not forgiven, together with interest accrued and accruing thereon at the rate set forth above, until such unforgiven portion is paid in full. We intend to apply for forgiveness of the PPP Note as soon as we are eligible.

Beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of the PPP Note (the “Maturity Date”), the Company is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the PPP Note, in such equal amounts required to fully amortize the principal amount outstanding on the PPP Note as of the last day of the Deferral Period by the Maturity Date. The Company is permitted to prepay the PPP Note at any time without payment of any prepayment premium or penalty.

Carbon Appalachia

2018 Credit Facility

In 2018, the Company and its subsidiaries amended and restated its prior credit facilities and entered into a $500.0 million senior secured asset-based revolving credit facility maturing December 31, 2022 and a $15.0 million term loan maturing in 2020 (the “2018 Credit Facility”). The borrowers under the 2018 Credit Facility were Carbon Appalachia Enterprises, LLC (“CAE”) and various other subsidiaries of the Company (including Nytis Exploration (USA) Inc., a direct wholly owned subsidiary of the Company (“Nytis USA”), together with CAE, the “Borrowers”). Under the 2018 Credit Facility, the Company was neither a borrower nor a guarantor. The initial borrowing base under the 2018 Credit Facility was $75.0 million. Loans under the 2018 Credit Facility may be prepaid without premium or penalty.

Using proceeds from the Appalachia Divestiture, we repaid the outstanding principal balance and accrued interest under the 2018 Credit Facility, including the term loan, of $72.3 million, and terminated the 2018 Credit Facility on May 26, 2020.

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

The interest payable under the Old Ironsides Notes can be paid-in-kind at the election of the Company. This provision allows the Company to increase the principal balance associated with the Old Ironsides Notes. This election creates a second tranche of principal, which bears interest at 12.0% per annum. For the six months ended June 30, 2020, the Company elected payment-in-kind interest of approximately $662,000.

On May 25, 2020, Carbon entered into an Agreement Regarding Payoff and Release or Amendment of Notes (the “Payoff Agreement”) with Old Ironsides. Pursuant to the terms of the Payoff Agreement, Carbon is required to apply certain net proceeds from the Appalachia Divestiture in repayment of the Old Ironsides Notes on specified repayment dates tied to milestones under the MIPA. The initial payment of $10.5 million was paid within three business days after the closing date of the Appalachia Divestiture. The second payment is due within three business days after the settlement and payment of the Final Base Purchase Price (as defined in the MIPA). If the sum of the initial payment and the second payment is at least $20.0 million, the Old Ironsides Notes will be deemed paid in full. If the sum of the initial payment and the second payment is at least $18.0 million but less than $20.0 million, the Old Ironsides Notes will be amended such that the outstanding principal balance plus all accrued and unpaid interest is equal to $21.5 million (less the amount of the initial and second payments) and the Old Ironsides Notes will remain outstanding with no other change to the existing terms. If the sum of the initial payment and the second payment is less than $18.0 million, then Carbon will have the opportunity to make a third payment.

The third payment would be due within three business days after the first Contingent Payment (as defined in the MIPA). If the sum of the initial payment, the second payment and the third payment is at least $18.0 million, the Old Ironsides Notes will be amended such that the outstanding principal balance plus all accrued and unpaid interest is equal to $23.0 million (less the amount of the initial, second and third payments) and the Old Ironsides Notes will remain outstanding with no other change to the existing terms. If the sum of the initial payment, the second payment and the third payment is less than $18.0 million, the payments made by Carbon as of such date will be considered mandatory prepayments and the Old Ironsides Notes will remain outstanding with a maturity date of December 31, 2023 and no change to the existing terms.

Carbon California

The table below summarizes the outstanding notes payable – related party:

(in thousands)	June 30, 2020	December 31, 2019
Senior Revolving Notes, related party, due February 15, 2022	$37,200	$33,000
Subordinated Notes, related party, due February 15, 2024	13,390	13,000
Total principal	50,590	46,000
Less: Deferred notes costs	(154)	(175)
Less: unamortized debt discount	(952)	(1,084)
Total notes payable – related party	$49,484	$44,741

Senior Revolving Notes, Related Party

On February 15, 2017, Carbon California entered into a Note Purchase Agreement (the “Note Purchase Agreement”) for the issuance and sale of Senior Secured Revolving Notes to Prudential with an initial revolving borrowing capacity of $25.0 million which mature on February 15, 2022 (the “Senior Revolving Notes”). The Company is not a guarantor of the Senior Revolving Notes. The closing of the Note Purchase Agreement on February 15, 2017 resulted in the sale and issuance by Carbon California of Senior Revolving Notes in the principal amount of $10.0 million. The maximum principal amount available under the Senior Revolving Notes is based upon the borrowing base attributable to Carbon California’s proved oil and gas reserves which is to be determined at least semi-annually. On April 1, 2020, the borrowing base was redetermined and reduced to $40.0 million.  Effective June 30, 2020, and through December 31, 2020, Prudential is no longer obligated to make advances under the Senior Revolving Notes.

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

Carbon California incurred fees directly associated with the issuance of the Senior Revolving Notes and amortizes these fees over the life of the Senior Revolving Notes. The current portion of these fees are included in prepaid expenses and deposits and the long-term portion is included in other non-current assets for a combined value of approximately $458,000. For the three and six months ended June 30, 2020, Carbon California amortized fees of $70,000 and $141,000, respectively.

Carbon California may at any time repay the Senior Revolving Notes, in whole or in part, without penalty. Carbon California must pay down Senior Revolving Notes or provide mortgages of additional oil and natural gas properties to the extent that outstanding loans and letters of credit exceed the borrowing base.

Subordinated Notes, Related Party

On February 15, 2017, Carbon California entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Prudential Capital Energy Partners, L.P. for the issuance and sale of Subordinated Notes due February 15, 2024, bearing interest of 12.0% per annum (the “Subordinated Notes”). The Company is not a guarantor of the Subordinated Notes. The closing of the Securities Purchase Agreement on February 15, 2017 resulted in the sale and issuance by Carbon California of Subordinated Notes in the original principal amount of $10.0 million, all of which remains outstanding as of June 30, 2020.

Prudential received an additional 1,425 Class A Units, representing 5.0% of the total sharing percentage, for the issuance of the Subordinated Notes. Carbon California valued this unit issuance based on the relative fair value by valuing the units at $1,000 per unit and aggregating the amount with the outstanding Subordinated Notes of $10.0 million. The Company then allocated the non-cash value of the units of approximately $1.3 million, which was recorded as a discount to the Subordinated Notes. As of June 30, 2020, Carbon California had an outstanding discount of approximately $646,000, which is presented net of the Subordinated Notes within Notes payable-related party on the unaudited condensed consolidated balance sheets. During the three and six months ended June 30, 2020, Carbon California amortized $45,000 and $89,000, respectively, associated with the Subordinated Notes.

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

2018 Subordinated Notes, Related Party

On May 1, 2018, Carbon California entered into an agreement with Prudential for the issuance and sale of $3.0 million in subordinated notes due February 15, 2024, bearing interest of 12.0% per annum (the “2018 Subordinated Notes”), of which $3.0 million remains outstanding as of June 30, 2020.

Prudential received 585 Class A Units, representing an approximate 2.0% additional sharing percentage, for the issuance of the 2018 Subordinated Notes. Carbon California valued this unit issuance based on the relative fair value by valuing the units at $1,000 per unit and aggregating the amount with the outstanding 2018 Subordinated Notes of $3.0 million. The Company then allocated the non-cash value of the units of approximately $490,000, which was recorded as a discount to the 2018 Subordinated Notes. As of June 30, 2020, Carbon California had an outstanding discount of $307,000 associated with these notes, which is presented net of the 2018 Subordinated Notes within Notes payable - related party on the unaudited condensed consolidated balance sheets. During the three and six months ended June 30, 2020, Carbon California amortized $42,000 and $21,000, respectively, associated with the 2018 Subordinated Notes.

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

In July 2020, Carbon California amended the Senior Revolving Notes, the Subordinated Notes and the 2018 Subordinated Notes to restrict additional withdrawals under the Senior Revolving Notes through December 31, 2020, amend the total leverage ratio, senior leverage ratio and interest coverage ratio and provide a waiver for non-compliance with its Senior Revolving Notes/EBITDA ratio at March 31, 2020. Also, the interest payable under the Subordinated Notes and the 2018 Subordinated Notes beginning May 15, 2020 would be paid in kind and added to the outstanding principal amount of each note. For the three months ended June 30, 2020, paid in kind interest was approximately $390,000.

The affirmative and negative covenants are subject to various exceptions, including basket amounts and acceptable transaction levels. In addition, (i) the Senior Revolving Notes require at June 30, 2020 Carbon California’s compliance with (A) a maximum Debt/EBITDA ratio of 6.0 to 1.0 (B) a maximum Senior Revolving Notes/EBITDA ratio of 4.5 to 1.0 and (C) a minimum interest coverage ratio of 1.65 to 1 and (ii) the Subordinated Notes require at June 30, 2020 Carbon California’s compliance with (A) a maximum Debt/EBITDA ratio of 6.90 to 1.0, (B) a maximum Senior Revolving Notes/EBITDA ratio of 5.18 to 1.0, (C) a minimum interest coverage ratio of 1.4 to 1.0, (D) an asset coverage test whereby indebtedness may not exceed the product of 0.65 times Adjusted PV-10 of proved developed reserves set forth in the most recent reserve report, (E) maintenance of a minimum borrowing base of $30.0 million under the Senior Revolving Notes and (F) a minimum current ratio of 0.85 to 1.00.

As of June 30, 2020, Carbon California was in compliance with its financial covenants.

NOTE 8 – REVENUE

The following tables present our disaggregated revenue by primary region within the United States and major product line:

For the three months ended June 30, 2020 and 2019 (in thousands):

	Appalachian and Illinois Basins		Ventura Basin		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019

Natural gas sales	$4,011	$13,879	$127	$337	$4,138	$14,216
Natural gas liquids sales	-	-	49	195	49	195
Oil sales	194	1,558	3,573	8,344	3,767	9,902
Transportation and handling	274	322	-	-	274	322
Marketing gas sales	2,380	3,221	-	-	2,380	3,221
Total	$6,859	$18,980	$3,749	$8,876	$10,608	$27,856

For the six months ended June 30, 2020 and 2019 (in thousands):

	Appalachian and Illinois Basins		Ventura Basin		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019

Natural gas sales	$12,030	$32,671	$542	$861	$12,572	$33,532
Natural gas liquids sales	-	-	201	441	201	441
Oil sales	1,339	3,095	9,643	15,796	10,982	18,891
Transportation and handling	908	1,056	-	-	908	1,056
Marketing gas sales	8,698	8,165	-	-	8,698	8,165
Total	$22,975	$44,987	$10,386	$17,098	$33,361	$62,085

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

NOTE 9 – STOCK-BASED COMPENSATION PLANS

We have three stock plans, the Carbon 2011 Stock Incentive Plan, the Carbon 2015 Stock Incentive Plan and the Carbon 2019 Long Term Incentive Plan (collectively the “Carbon Plans”). The Carbon 2019 Long Term Incentive Plan was approved by the Company’s stockholders in May 2019. The Carbon Plans provide for the issuance of approximately 1.6 million shares of common stock to our officers, directors, employees or consultants eligible to receive the awards under the Carbon Plans. As of June 30, 2020, there were approximately 254,000 shares of common stock available to be granted under the Carbon Plans.

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

The Appalachia Divestiture was a change in control event; therefore, we accelerated the vesting of substantially all outstanding unvested restricted stock and unvested restricted performance units. Any remaining unvested restricted performance units were forfeited due to certain performance measures not achieved.

Restricted Stock

As of June 30, 2020, approximately 847,000 shares of restricted stock have been granted under the terms of the Carbon Plans. Restricted stock awards for employees vest ratably over a three-year service period or cliff vest at the end of a three-year service period. For non-employee directors, the awards vest upon the earlier of a change in control of us or the date their membership on the Board of Directors is terminated other than for cause as defined in the agreement. During the six months ended June 30, 2020, approximately 400,000 restricted stock units vested.

Compensation costs recognized for restricted stock grants were approximately $1.7 million and $1.9 million for the three and six months ended June 30, 2020, respectively, and approximately $224,000 and $403,000 for the three and six months ended June 30, 2019, respectively.

Restricted Performance Units

As of June 30, 2020, approximately 804,000 shares of performance units have been granted under the terms of the Carbon Plans. Performance units represent a contractual right to receive one share of our common stock subject to the terms and conditions of the agreements, including the achievement of certain performance measures relative to a defined peer group or the growth of certain performance measures over a defined period of time as well as, in some cases, continued service requirements.

We account for the performance units granted during 2018 and 2019 at their fair value determined at the date of grant, which were $9.80 and $10.00 per share, respectively. The final measurement of compensation cost will be based on the number of performance units that ultimately vest. During the six months ended June 30, 2020, approximately 251,000 performance units vested and we recognized $1.4 million of compensation costs.

NOTE 10 – EARNINGS (LOSS) PER COMMON SHARE

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

For the three and six months ended June 30, 2019, approximately 276,000 shares of restricted performance units subject to future contingencies were excluded from the computation of basic and diluted earnings per share.

The following table sets forth the calculation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019

Net (loss) income attributable to common stockholders, basic and diluted	(48,011)	6,154	(38,287)	1,979

Weighted-average number of common shares outstanding, basic	8,118	7,815	7,964	7,739

Add dilutive effects of non-vested shares of restricted stock and restricted performance units	-	342	-	342

Weighted-average number of common shares outstanding, diluted	8,118	8,157	7,964	8,081

Net (loss) income per common share, basic	$(5.91)	$0.79	$(4.81)	$0.26
Net (loss) income per common share, diluted	$(5.91)	$0.75	$(4.81)	$0.24

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

The Preferred Stock accrues cash dividends at a rate of 6.0% of the initial issue price of $100 per share per annum. The holders of the Preferred Stock are entitled to the same number of votes of common stock that such share of Preferred Stock would represent on an as converted basis. The holders of the Preferred Stock receive liquidation preference based on the initial issue price of $100 per share plus a preferred return over common stockholders and the holders of any junior ranking stock. The preferred return was approximately $674,000 as of June 30, 2020 and increased by $150,000 during the six months ended June 30, 2020.

Yorktown waived its right to be paid a liquidating distribution of approximately $5.6 million in connection with the Appalachia Divestiture until the restricted payment covenant in the Old Ironsides Notes is waived by Old Ironsides or until the payment in full of the Old Ironsides Notes or the earlier termination or cancellation of the Old Ironsides Notes, at which point the liquidating distribution will become immediately due and payable by Carbon out of Carbon’s assets legally available for distribution to its stockholders.

NOTE 11 – INCOME TAXES

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

At June 30, 2020, the Company has established a full valuation allowance against the balance of net deferred tax assets.

NOTE 12 – FAIR VALUE MEASUREMENTS

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis by level:

(in thousands)	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2020
Assets:
Commodity derivatives	$-	$9,000	$-	$9,000

December 31, 2019
Assets:
Commodity derivatives	$-	$7,079	$-	$7,079
Liabilities:
Commodity derivatives	$-	$556	$-	$556

Commodity Derivative

As of June 30, 2020, our commodity derivative financial instruments are comprised of oil swaps and costless collars. The fair values of these agreements are determined under an income valuation technique. The valuation model requires a variety of inputs, including contractual terms, published forward prices, volatilities for options and discount rates, as appropriate. Our estimates of fair value of derivatives include consideration of the counterparty’s credit worthiness, our credit worthiness and the time value of money. The consideration of these factors results in an estimated exit-price for each derivative asset or liability under a marketplace participant’s view. All significant inputs are observable, either directly or indirectly; therefore, our derivative instruments are included within the Level 2 fair value hierarchy.

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

Firm transportation contracts. We assume, at times, certain firm transportation contracts as part of our acquisitions of oil and natural gas properties. The fair value of the firm transportation contract obligations was determined based upon the contractual obligations assumed by us and discounted based upon our effective borrowing rate. Subsequent to the Appalachia Divestiture, we no longer have any firm transportation contracts.

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

We have entered into swap and costless collar derivative agreements to hedge a portion of our oil production through December 2022. Subsequent to the Appalachia Divestiture, our remaining derivative contracts relate to Carbon California production. As of June 30, 2020, these derivative agreements consisted of the following:

	Oil Swaps*				Oil Collars*
Year	WTI Bbl	Weighted Average Price (a)	Brent Bbl	Weighted Average Price (b)	Brent Bbl	Weighted Average Price (b)
2020	41,867	$50.12	123,630	$64.22	30,400	$ 47.00 - $75.00
2021	-	$-	86,341	$67.12	190,000	$ 47.00 - $75.00
2022	-	$-	-	$-	199,900	$ 50.00 - $61.00

*	Includes 100% of Carbon California’s outstanding derivative hedges at June 30, 2020, and not our proportionate share.

(a)	NYMEX Light Sweet Crude West Texas Intermediate futures contracts for the respective period.

(b)	Brent future contracts for the respective period.

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

The following table summarizes the fair value of the derivatives recorded in the unaudited condensed consolidated balance sheets. These derivative instruments are not designated as cash flow hedging instruments for accounting purposes:

(in thousands)	June 30, 2020	December 31, 2019
Commodity derivative contracts:
Commodity derivative asset	$6,129	$5,915
Commodity derivative asset – non-current	$2,871	$1,164
Commodity derivative liability	$-	$469
Commodity derivative liability – non-current	$-	$87

The table below summarizes the commodity settlements and unrealized gains and losses related to the Company’s derivative instruments for the three and six months ended June 30, 2020 and 2019. Changes in the fair value of commodity derivative contracts are recognized in revenues in the unaudited condensed consolidated statements of operations and gains and losses are included within the cash flows from operating activities in the unaudited condensed consolidated statements of cash flows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Commodity derivative contracts:
Settlement gain (loss)	$5,363	$225	$8,441	$(231)
Unrealized gain (loss)	(11,010)	8,455	5,626	(396)

Total commodity derivative gain (loss)	$(5,647)	$8,680	$14,067	$(627)

Commodity derivative settlement gains and losses are included within the cash flows from operating activities in the unaudited condensed consolidated statements of cash flows.

We net our derivative instrument fair value amounts pursuant to ISDA Master Agreements, which provide for the net settlement over the term of the contracts and in the event of default or termination of the contracts. The following table summarizes the effect of netting arrangements for recognized derivative assets and liabilities that are subject to master netting arrangements or similar arrangements in the unaudited condensed consolidated balance sheet as of June 30, 2020:

			Net
	Gross		Recognized
	Recognized	Gross	Fair Value
	Assets/	Amounts	Assets/
Balance Sheet Classification (in thousands)	Liabilities	Offset	Liabilities

Commodity derivative assets:
Commodity derivative asset	$6,196	$(67)	$6,129
Commodity derivative asset – non-current	3,674	(803)	2,871
Total derivative assets	$9,870	$(870)	$9,000

Commodity derivative liabilities:
Commodity derivative liability	$(67)	$67	$-
Commodity derivative liability – non-current	(803)	803	-
Total derivative liabilities	$(870)	$870	$-

Due to the volatility of oil and natural gas prices, the estimated fair value of our derivatives is subject to fluctuations from period to period.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Delivery Commitments

We had firm transportation contracts to ensure the transport for certain of our gas production to purchasers. These contracts were assumed in the EXCO Acquisition in October 2016 and the OIE Membership Acquisition in December 2018 and were reflected in the Company’s unaudited condensed consolidated balance sheet. The remaining volumes and related demand charges for the remaining term of these contracts were assumed by DGOC as of the closing of the Appalachia Divestiture.

Natural gas processing agreement

We entered into an initial five-year gas processing agreement expiring in 2022 with an option to extend the term of the agreement by another five years. The related demand charges for volume commitments over the remaining term of the agreement were approximately $1.8 million per year. We paid a processing fee of $2.50 per Mcf for the term of the agreement, with a minimum annual volume commitment of 720,000 Mcf.

Effective June 1, 2020 we entered into a revised gas processing agreement expiring July 31, 2022.  We will pay a processing fee based on actual midstream expenditures and processed gas volumes for the prior calendar year.  The base fee for calendar year 2020 is $3.50 per Mcf delivered to the processor. An additional fee, ranging from 5% to 15% of the processing fee, is attributable to the price of the residue gas sold by the processor. We will receive 100% of the allocated proceeds for the processor’s sale of our residue gas and natural gas liquids.

Capital Commitments

As of June 30, 2020, we had no capital commitments.

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

NOTE 15 – SUPPLEMENTAL CASH FLOW DISCLOSURE

Supplemental cash flow disclosures for the six months ended June 30, 2020 and 2019 are presented below:

	Six Months Ended June 30,
(in thousands)	2020	2019

Cash paid for interest	$3,445	$4,536
Non-cash transactions:
Capital expenditures included in accounts payable and accrued liabilities	$(269)	$(39)
Increase in asset retirement obligations	$7	$-
Adjustments to OIE Membership Acquisition purchase price	$-	$1,317

NOTE 16 – SUBSEQUENT EVENTS

On August 7, 2020, we obtained the necessary consent that allowed for the conveyance of certain assets associated with the Appalachia Divestiture that were initially excluded pending receipt of such consent. As a result, approximately $400,000 in escrowed funds were released to Carbon, and pursuant to the MIPA, within 10 business days DGOC is to deliver to Carbon approximately $1.6 million in additional funds that were allocated to the properties as part of the MIPA.

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

General Overview

Carbon Energy Corporation, a Delaware corporation formed in 2007, is an independent oil and natural gas company engaged in the acquisition, exploration, development and production of oil, natural gas and natural gas liquids (“NGLs”) properties. We currently develop and operate oil and gas properties in the Ventura Basin in California through our majority-owned subsidiary, Carbon California. We own 53.92% of Carbon California which we consolidate for financial reporting purposes as a majority-owned subsidiary.

At June 30, 2020, our proved developed reserves were comprised of 84% oil and NGLs and 16% natural gas. Our current capital expenditure program is focused on the acquisition and development of oil and natural gas properties in areas where we currently operate. We believe that our asset and lease position, combined with our low operating expense structure and technical expertise, provides us with a portfolio of opportunities for the development of our oil and natural gas properties. Our growth plan is centered on the following activities:

●	Acquire and develop oil and gas producing properties that deliver attractive risk adjusted rates of return, provide for field development projects, and complement our existing asset base; and

●	Develop, optimize and maintain a portfolio of low risk, long-lived oil and natural gas properties that provide stable cash flows and attractive risk adjusted rates of return.

Reverse Stock Split

As more fully described in proxy materials filed with the SEC, the Board of Directors is proposing to amend the Company’s amended and restated certificate of incorporation to effect a reverse stock split at a ratio of 4-for-1 (the “Reverse Stock Split”). If the Reverse Stock Split is approved, the Company will file with the Delaware Secretary of State a certificate of amendment to its Amended and Restated Certificate of Incorporation, at which date (the “effective time”) a stockholder owning fewer than four shares immediately prior to the effective time would only be entitled to a fraction of a share of common stock and will be paid cash in lieu of such fraction of a share, on the basis of $1.00 (the “Cash Payment”), for each share of common stock held by the stockholder (the “Cashed Out Stockholder”) immediately prior to effective time and the Cashed Out Stockholders will no longer be a stockholder of the Company. As of July 16, 2020, 90 shareholders that collectively owned 191 shares of the Company’s common stock owned less than four shares of common stock. If the Reverse Stock Split is approved, the Company would pay $191.00 to these Cashed Out Shareholders. The Company will use its own funds to pay the Cashed Out Stockholders.

The purpose of the Reverse Stock Split is to enable the Company to reduce the number of record holders of its common stock below 300, which is the level below which the Company can suspend its duty to file periodic and current reports and other information with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board of Directors has determined that the costs of being a public reporting company outweigh the benefits of being a public company. After giving effect to the Reverse Stock Split and other actions required to suspend reporting obligations under the Exchange Act, the Company will no longer be subject to the reporting requirements under the Exchange Act or other requirements applicable to a public company, including requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”).

The Company anticipates that after the Reverse Stock Split its common stock will trade on the Pink Non-Current platform of the OTC Markets Group.

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

COVID-19

Like other oil and gas companies, our business is being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. The pandemic has resulted in widespread adverse impacts on the global economy and on our employees, customers, suppliers and other parties with whom we have business relations. As the coronavirus pandemic and government responses are rapidly evolving, the extent of the impact on domestic exploration and production companies remains unknown. Further, the impact of the pandemic, including the resulting significant reduction in global demand for oil and gas, coupled with the sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other foreign, oil-exporting countries is expected to continue to lead to significant global economic contraction generally and in our industry in particular. We have modified certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access our facilities or customer sites could adversely affect our operations. Additionally, currently many of our employees are working remotely. We anticipate that our business, financial condition and results of operations may be materially and adversely impacted as a result of these developments.

Given the dynamic nature of the COVID-19 pandemic and related market conditions, we cannot reasonably estimate the period of time these events will persist or the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the consequences of countermeasures taken by governments, businesses and individuals to slow the spread of the pandemic, the ability of pharmaceutical companies to develop effective and safe vaccines and therapeutic drugs, the duration of the outbreak, actions taken by customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

Oil Pricing Environment

In the midst of the ongoing COVID-19 pandemic, oil prices declined significantly due to potential increases in supply emanating from the disagreement on production cuts among members of OPEC and certain non-OPEC, oil-producing countries. The resulting supply and demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies. These industry conditions, coupled with those resulting from the COVID-19 pandemic, could lead to significant global economic contraction generally and in our industry in particular. Although OPEC agreed in April to cut production, there is no assurance that the agreement will continue to be observed by its parties and the responses of oil and gas producers to the lower demand for, and price of, oil, natural gas and NGLs are constantly evolving and remain uncertain. In addition, the dramatic decrease in oil and gas prices could have substantial negative implications for our revenue sources that are related to or underpinned by commodity prices. As a result, these factors could have a material adverse effect on our business, future results of operations, financial position or cash flows.

For example, in March 2020, the OPEC price war, together with the decline in demand due to slowed economic conditions attributable to COVID-19, contributed to a decline in the price of crude oil from $61.14 per barrel on December 31, 2019 to $20.48 per Bbl on March 31, 2020. The price of crude oil has since partially recovered to $41.70 on August 4, 2020. The following table highlights the quarterly average of NYMEX oil and natural gas prices for the last six calendar quarters:

	2020		2019
	Q1	Q2	Q1	Q2	Q3	Q4

Oil (Bbl)	$45.78	$28.00	$54.90	$59.96	$56.43	$56.87
Natural Gas (MMBtu)	$1.90	$1.89	$3.00	$2.57	$2.38	$2.40

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

We use the full cost method of accounting for our oil and gas properties and perform a ceiling test quarterly. The ceiling calculation utilizes a rolling 12-month average commodity price. We did not recognize an impairment for the three and six months ended June 30, 2020 and 2019.

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

Operational Highlights

During 2020, we concentrated our efforts on the acquisition and development of producing properties through the prior acquisitions consummated by Carbon California. Our field development activities have consisted principally of oil-related drilling, remediation and return to production and recompletion projects in California. We have focused on operating efficiencies and reduction of operating expenses, optimization of natural gas gathering and compression facilities, greater flexibility in transporting our production to markets with more favorable pricing, and the identification of development project opportunities to provide more efficient and lower-cost operations. During the second half of 2019, we executed a two-well drilling program in California, and as a result of such drilling program, one well was completed in the fourth quarter of 2019 and the other was completed during the first quarter of 2020. We also completed one well in June 2020. As a result of the recent volatility and historically low oil prices, our remaining 2020 drilling program in California is under review.

As of June 30, 2020, we owned working interests in approximately 570 gross wells (520 net), royalty interests located in California and held leasehold positions in approximately 5,200 net developed acres and approximately 11,500 net undeveloped acres. 100% of the undeveloped acreage is held by production or fee owned.

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

Principal Components of Our Cost Structure

●	Lease operating expenses. Lease operating expenses are costs incurred to bring oil and natural gas out of the ground, together with the costs incurred to maintain our producing properties. Such costs include maintenance, repairs and workover expenses related to our oil and natural gas properties.

●	Pipeline operating expenses. Pipeline operating expenses are costs incurred to accept, transport and deliver gas across our midstream assets.

●	Transportation and gathering costs. Transportation and gathering costs are incurred to bring oil and natural gas to market. Gathering refers to the utilization of low-pressure pipelines to move the oil and natural gas from the wellhead into a transportation pipeline or natural gas processing facility, or in case of oil, into a tank battery or pipeline from which sales of oil are made.

●	Production and property taxes. Production and property taxes consist of severance, property and ad valorem taxes. Production and severance taxes are paid on oil and natural gas produced based on a percentage of market prices or at fixed rates established by federal, state or local taxing authorities. Ad valorem tax rates, which can fluctuate by year, are determined by individual counties where we have production and are assessed on our sales one or two years in arrears depending on the location of the production.

●	Marketing gas purchases. Marketing gas purchases consist of third-party purchases of gas associated with our midstream operations.

●	Depreciation, amortization and impairment. We use the full cost method of accounting for oil and gas properties. All costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized. We perform a quarterly ceiling test based on average first-of-the-month prices during the twelve-month period prior to the reporting date. The full cost ceiling test is a limitation on capitalized costs prescribed by the SEC. The ceiling test is not a fair value-based measurement; rather, it is a standardized mathematical calculation that compares the net capitalized costs of our full cost pool to estimated discounted cash flows. Should the net capitalized cost exceed the sum of the estimated discounted cash flows, a ceiling test write-down would be recognized to the extent of the excess.

●	Depletion. Depletion is calculated using capitalized costs in the full cost pool, including estimated asset retirement costs and estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values and depleted based on a unit-of-production method.

●	General and administrative expense. General and administrative expense includes payroll and benefits for our corporate staff, non-cash stock-based compensation, costs of maintaining our offices, costs of managing our production, marketing, development and acquisition operations, franchise taxes, audit, tax, legal and other professional fees and legal compliance.

●	Interest expense. We finance a portion of our working capital requirements for drilling and completion activities and acquisitions with borrowings under our bank credit facilities. As a result, we incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. Interest expense, net is net of interest income.

●	Income tax expense. We are subject to state and federal income taxes but typically have not been in a tax paying position for regular federal income taxes, primarily due to the current deductibility of intangible drilling costs (“IDC”) and until 2023 tangible drilling costs and net operating loss (“NOL”) carryforwards. We pay alternative minimum tax, state income or franchise taxes where IDC or NOL deductions do not exceed taxable income or where state income or franchise taxes are determined on another basis.

Results of Operations

The results of operations are inclusive of the Appalachia Divestiture.

The following discussion and analysis relates to items that have affected our results of operations for the three and six months ended June 30, 2020 and 2019. The following tables set forth, for the periods presented, selected historical unaudited condensed consolidated statements of operations and production data. The information contained in the table below should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto and the information under “Forward Looking Statements” below.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three Months Ended
	June 30,		Percent
(in thousands, except production and per unit data)	2020	2019	Change
Revenue:
Natural gas sales	$4,138	$14,216	(71%)
Natural gas liquids sales	49	195	(75%)
Oil sales	3,767	9,902	(62%)
Transportation and handling	274	322	(15%)
Marketing gas sales	2,380	3,221	(26%)
Commodity derivative gain (loss)	(5,647)	8,680	*
Other income	2	305	*
Total revenues	4,963	36,841	(87%)

Expenses:
Lease operating expenses	5,086	7,480	(32%)
Pipeline operating expenses	1,432	2,950	(51%)
Transportation costs	1,475	1,130	31%
Production and property taxes	1,136	1,666	(32%)
Marketing gas purchases	1,329	4,795	(72%)
General and administrative	5,402	3,947	37%
Depreciation, depletion and amortization	2,149	3,881	(45%)
Accretion of asset retirement obligations	299	405	(26%)
Loss on Appalachia Divestiture	34,463	-	*
Total expenses	52,771	26,254	101%

Operating income	$(47,808)	$10,587	*

Other income and (expense):
Interest expense	(2,774)	(3,445)	*
Investments in affiliates	-	21	*
Other expense	104	-	*
Total other expense	$(2,670)	$(3,424)	*

Production data:
Natural gas (Mcf)	2,927,911	5,299,644	(45%)
Oil (Bbl)	128,647	150,274	(14%)
Natural gas liquids (Bbl)	11,671	11,780	(1%)
Combined (Mcfe)	3,769,817	6,271,968	(40%)

Average prices before effects of hedges:
Natural gas (per Mcf)	$1.41	$2.68	(47%)
Oil (per Bbl)	$29.28	$65.89	(56%)
Natural gas liquids (per Bbl)	$4.22	$16.53	(74%)
Combined (per Mcfe)	$2.11	$3.88	(46%)

Average prices after effects of hedges**:
Natural gas (per Mcf)	$2.25	$2.72	(17%)
Oil (per Bbl)	$51.86	$60.01	(14%)
Natural gas liquids (per Bbl)	$4.22	$16.53	(74%)
Combined (per Mcfe)	$3.53	$3.77	(6%)

Average costs (per Mcfe):
Lease operating expenses	$1.35	$1.19	13%
Transportation costs	$0.39	$0.18	117%
Production and property taxes	$0.30	$0.27	11%
Cash-based general and administrative expenses	$0.60	$0.59	0%
Depreciation, depletion and amortization	$0.57	$0.62	(8%)

*	Not meaningful or applicable
**	Includes effect of settled commodity derivative gains and losses

Natural gas sales, natural gas liquids sales, and oil sales – Sales of natural gas, natural gas liquids and oil decreased approximately $16.4 million for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to a 46% decrease in combined product pricing, a 40% decrease in natural gas, natural gas liquids and oil sales volumes and the impact from the Appalachia Divestiture.

Transportation and handling – Revenue from transportation and handling correlates to the price of natural gas, which decreased 15% compared to the same period in 2019.

Marketing gas sales – Sales from marketing gas decreased $842,000 primarily due to the sale of storage facilities and related contracts to DGOC with the Appalachia Divestiture.

Commodity derivative gain (loss) – We do not designate our commodity derivatives as cash flow hedges; therefore, they do not receive hedge accounting treatment and all mark-to-market gains or losses, as well as settlement gains or losses on the derivative instruments, are currently recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts. For the three months ended June 30, 2020 and 2019, we had hedging losses of approximately $5.6 million and hedging gains of approximately $8.7 million, respectively. Our derivative gain or loss is primarily due to fair market value adjustments caused by market prices being lower or higher than our contracted hedged prices.

Lease operating expenses and pipeline operating expenses – Lease operating expenses and pipeline operating expenses decreased $2.4 million and $1.5 million for the three months ended June 30, 2020, respectively, primarily due to the impact from the Appalachia Divestiture.

Transportation costs – Transportation costs increased $345,000 for the three months ended June 30, 2020 primarily due to a one-time benefit in 2019 associated with revisions to prior estimates.

Production and property taxes – Production and property taxes decreased $530,000 for the three months ended June 30, 2020 due to decreased ad valorem estimated tax rates and decreases in commodity prices. The decrease was also attributable to a reduction in production tax rates in West Virginia in 2020. Production taxes averaged approximately 7.8% and 3.9% of product sales for the three months ended June 30, 2020 and 2019, respectively. Production taxes associated with oil production are generally lower on a per Mcfe basis versus gas production. Oil production accounted for approximately 20% and 14% of our production mix for the three months ended June 30, 2020 and 2019, respectively.

Marketing gas purchases – Marketing gas purchases decreased $3.5 million primarily due to the decrease in natural gas pricing and the Appalachia Divestiture.

Depreciation, depletion and amortization (“DD&A”) – DD&A decreased $1.7 million for the three months ended June 30, 2020 primarily due to decreases in our depletable cost base as a result of the Appalachia Divestiture.

General and administrative expenses – General and administrative expenses increased $1.5 million for the three months ended June 30, 2020 primarily due to an increase in stock-based compensation of $3.2 million, offset by $1.7 million due to company-wide focus on cost reductions and efficiencies, reduced headcount and decreased reliance on consultants. Cash-based general and administrative expenses for the three months ended June 30, 2020 and 2019 are summarized in the following table:

General and administrative expenses	Three Months Ended June 30,
(in thousands)	2020	2019

General and administrative expenses	$5,402	$3,947
Adjustments:
Stock-based compensation	(3,151)	(224)
Cash-based general and administrative expense	$2,251	$3,723

Interest expense – Interest expense, net decreased $670,000 for the three months ended June 30, 2020, primarily due to lower outstanding debt balances and the repayment of debt with proceeds from the Appalachia Divestiture.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended
	June 30,		Percent
(in thousands, except production and per unit data)	2020	2019	Change
Revenue:
Natural gas sales	$12,572	$33,532	(63%)
Natural gas liquids sales	201	441	(54%)
Oil sales	10,982	18,891	(42%)
Transportation and handling	908	1,056	(14%)
Marketing gas sales	8,698	8,165	7%
Commodity derivative gain (loss)	14,067	(627)	*
Other income	-	697	*
Total revenues	47,428	62,155	(24%)

Expenses:
Lease operating expenses	12,458	14,095	(12%)
Pipeline operating expenses	4,125	6,035	(32%)
Transportation costs	4,052	2,799	45%
Production and property taxes	1,146	3,676	(69%)
Marketing gas purchases	4,801	11,097	(57%)
General and administrative	8,702	8,636	(1%)
Depreciation, depletion and amortization	5,960	7,860	(24%)
Accretion of asset retirement obligations	777	799	(3%)
Loss on Appalachia Divestiture	34,463	-	*
Total expenses	76,484	54,997	39%

Operating (loss) income	$(29,056)	$7,158	*

Other income and (expense):
Interest expense	(5,647)	(6,725)	*
Investments in affiliates	(421)	40	*
Other income	104	-	*
Total other expense	$(5,964)	$(6,685)	*

Production data:
Natural gas (Mcf)	8,174,941	10,843,696	(25%)
Oil (Bbl)	275,172	297,766	(8%)
Natural gas liquids (Bbl)	24,034	24,990	(4%)
Combined (Mcfe)	9,970,175	12,780,232	(22%)

Average prices before effects of hedges:
Natural gas (per Mcf)	$1.54	$3.09	(50%)
Oil (per Bbl)	$39.91	$63.44	(37%)
Natural gas liquids (per Bbl)	$8.38	$17.66	(53%)
Combined (per Mcfe)	$2.38	$4.14	(43%)

Average prices after effects of hedges**:
Natural gas (per Mcf)	$2.20	$3.09	(29%)
Oil (per Bbl)	$50.79	$62.85	(19%)
Natural gas liquids (per Bbl)	$8.38	$17.66	(53%)
Combined (per Mcfe)	$3.23	$4.12	(22%)

Average costs (per Mcfe):
Lease operating expenses	$1.25	$1.10	14%
Transportation costs	$0.41	$0.22	86%
Production and property taxes	$0.11	$0.29	(62%)
Cash-based general and administrative expenses	$0.54	$0.64	(16%)
Depreciation, depletion and amortization	$0.60	$0.62	(3%)

*	Not meaningful or applicable
**	Includes effect of settled commodity derivative gains and losses

Natural gas sales, natural gas liquids sales, and oil sales – Sales of natural gas, natural gas liquids and oil decreased approximately $29.1 million for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to a 43% decrease in combined product pricing, a 22% decrease in natural gas, natural gas liquids and oil sales volumes and the impact from the Appalachia Divestiture.

Transportation and handling – Revenue from transportation and handling correlates to the price of natural gas, which decreased 14% compared to the same period in 2019.

Marketing gas sales – Sales from marketing gas increased $533,000 primarily due to the sale of storage facilities and related contracts to DGOC with the Appalachia Divestiture.

Commodity derivative gain (loss) – We do not designate our commodity derivatives as cash flow hedges; therefore, they do not receive hedge accounting treatment and all mark-to-market gains or losses, as well as settlement gains or losses on the derivative instruments, are currently recognized in our results of operations. The unrealized gains and losses represent the changes in the fair value of these contracts as oil and natural gas futures prices fluctuate relative to the fixed price we will receive from these contracts. For the six months ended June 30, 2020 and 2019, we had hedging gains of approximately $14.1 million and hedging losses of approximately $627,000, respectively. Our derivative gain or loss is primarily due to fair market value adjustments caused by market prices being lower or higher than our contracted hedged prices.

Lease operating expenses and pipeline operating expenses – Lease operating expenses and pipeline operating expenses decreased $1.6 million and $1.9 million for the six months ended June 30, 2020, respectively, primarily due to the impact from the Appalachia Divestiture.

Transportation costs – Transportation costs increased $1.2 million for the six months ended June 30, 2020 primarily due to a one-time benefit in 2019 associated with revisions to prior estimates.

Production and property taxes – Production and property taxes decreased $2.5 million for the six months ended June 30, 2020 due to decreased ad valorem estimated tax rates and decreases in commodity prices. The decrease was also attributable to a reduction in production tax rates in West Virginia in 2020. Production taxes averaged approximately 1.8% and 3.7% of product sales for the six months ended June 30, 2020 and 2019, respectively. Production taxes associated with oil production are generally lower on a per Mcfe basis versus gas production. Oil production accounted for approximately 17% and 14% of our production mix for the six months ended June 30, 2020 and 2019, respectively.

Marketing gas purchases – Marketing gas purchases decreased $6.3 million primarily due to the decrease in natural gas pricing and the Appalachia Divestiture.

Depreciation, depletion and amortization (“DD&A”) – DD&A decreased $1.9 million for the six months ended June 30, 2020 primarily due to decreases in our depletable cost base as a result of the Appalachia Divestiture.

General and administrative expenses – General and administrative expenses increased $67,000 for the six months ended June 30, 2020 primarily due to an increase in stock-based compensation of $3.4 million, offset by a company-wide focus on cost reductions and efficiencies, reduced headcount and decreased reliance on consultants. Cash-based general and administrative expenses for the six months ended June 30, 2020 and 2019 are summarized in the following table:

General and administrative expenses	Six Months Ended June 30,
(in thousands)	2020	2019

General and administrative expenses	$8,702	$8,636
Adjustments:
Stock-based compensation	(3,355)	(446)
Cash-based general and administrative expense	$5,347	$8,190

Interest expense – Interest expense, net decreased $1.1 million for the six months ended June 30, 2020, primarily due to lower outstanding debt balances and the repayment of debt with proceeds from the Appalachia Divestiture.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under Carbon California’s Senior Secured Revolving Notes which mature on February 15, 2022 (the “Senior Revolving Notes”), and on occasion, the sale of non-core assets. Borrowings under the Senior Revolving Notes may be used to fund field development projects and to fund future complementary acquisitions and for general working capital purposes. We may use other sources of capital, including the issuance of debt or equity securities, to fund acquisitions or maintain financial flexibility.

As of June 30, 2020, our liquidity was $1.3 million, consisting of cash on hand, excluding restricted cash. On April 1, 2020, the borrowing base on the Senior Revolving Notes was redetermined and reduced to $40.0 million, and as of June 30, 2020 $37.2 million was outstanding.  Effective June 30, 2020, and through December 31, 2020, Prudential is no longer obligated to make advances under the Senior Revolving Notes.

Paycheck Protection Program Loan

In May 2020, the Company received the PPP Loan under the PPP. The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The PPP Loan and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for documented eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. For purposes of the PPP Loan, payroll costs exclude cash compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of loan forgiveness will be reduced if the borrower terminates full-time employees or reduces salaries and wages for employees with salaries of $100,000 or less annually by more than 25% during the 24-week period.

The PPP Loan is evidenced by the PPP Note, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties, and bears interest at 1.0% per annum. No payments of principal or interest are due during the Deferral Period.

The Company intends to use the proceeds for purposes consistent with the PPP. In order to obtain full or partial forgiveness of the PPP Loan, the Company must request forgiveness and must provide satisfactory documentation in accordance with applicable SBA guidelines. Interest payable on the PPP Note may be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the PPP Note. The Company will be obligated to repay any portion of the principal amount of the PPP Note that is not forgiven, together with interest accrued and accruing thereon at the rate set forth above, until such unforgiven portion is paid in full.

Beginning one month following expiration of the Deferral Period, and continuing monthly until the Maturity Date, the Company is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the PPP Note, in such equal amounts required to fully amortize the principal amount outstanding on the PPP Note as of the last day of the Deferral Period by the Maturity Date. The Company is permitted to prepay the PPP Note at any time without payment of any prepayment premium or penalty.

The CARES Act also provides for deferred payment of the employer portion of Social Security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022.

Appalachia Divestiture and 2018 Credit Facility and Old Ironsides Notes

On April 7, 2020, Carbon Energy Corporation, together with Nytis USA (the “Sellers”) and certain of the Company’s other direct and wholly owned subsidiaries, entered into a Membership Interest Purchase Agreement (“MIPA”) to sell all of the issued and outstanding membership interests of Carbon Appalachia and Nytis LLC to Diversified Gas & Oil Corporation (the “Purchaser” or “DGOC”) for $110.0 million, subject to customary purchase price adjustments, and a contingent payment of up to $15.0 million (the “Appalachia Divestiture”). The transaction closed on May 26, 2020. The assets comprised substantially all of the Company’s assets in the Appalachian and Illinois basin.

The Appalachia Divestiture constitutes a sale of substantially all of the Company’s assets under the Delaware General Corporation Law. The Company continues to own its membership interests in Carbon California and continues to conduct operations in the Ventura Basin in California. Notwithstanding the foregoing, the Company’s Board of Directors is continuously evaluating strategic alternatives for the Company’s business in light of current market and industry conditions.

Upon closing of the Appalachia Divestiture, we received net cash proceeds of $98.1 million. We used these proceeds to repay in full the amounts outstanding, including interest, under the 2018 Credit Facility of approximately $72.3 million and we repaid $10.5 million under the Old Ironsides Notes. The 2018 Credit Facility was terminated on May 26, 2020.

Yorktown, as the holder of all of the Series B convertible preferred stock, has waived its right to be paid a liquidating distribution of approximately $5.6 million in connection with the closing of the Appalachia Divestiture until the payment in full of the Old Ironsides Notes or the earlier termination or cancellation of the Old Ironsides Notes, at which point the liquidating distribution will become immediately due and payable by the Company out of Company’s assets legally available for distribution to its stockholders. Ongoing general and corporate operations will be funded by management fees paid to the Company by Carbon California of approximately $1.2 million annually as well as any proceeds received from the contingent payment associated with the Appalachia Divestiture. The contingent payment of up to $15.0 million in the aggregate will be calculated and paid yearly by January 5 of each of 2021, 2022 and 2023 based on the contingent payment calculation for calendar years 2020, 2021 and 2022.

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

This hedge program mitigates uncertainty regarding cash flow that we will receive with respect to a portion of our expected production through 2022. Future hedging activities may result in reduced income or even financial losses to us. See “Risk Factors-The use of derivative instruments used in hedging arrangements could result in financial losses or reduce income,” in our 2019 Annual Report on Form 10-K for further details of the risks associated with our hedging activities. In the future, we may determine to increase or decrease our hedging positions. See Note 13 – Commodity Derivatives in the unaudited condensed consolidated financial statements in Item 1 for more information, including our outstanding derivatives.

Sources and Uses of Cash

The following table presents net cash provided by or used in operating, investing and financing activities:

	Six Months Ended
	June 30,
(in thousands)	2020	2019

Net cash (used in) provided by operating activities	$(8,592)	$9,795
Net cash provided by (used in) investing activities	$95,714	$(1,637)
Net cash used in financing activities	$(80,003)	$(9,243)

Operating Activities

Net cash from operating activities is primarily affected by production volumes and commodity prices, net of the effects of settlements of our derivative contracts, and changes in working capital. The negative operating cash flows for the six months ended June 30, 2020 was primarily due to the impact of the Appalachia Divestiture.

Investment Activities

Net cash used in investing activities is primarily comprised of the acquisition, exploration and development of oil and natural gas properties, net of dispositions of oil and natural gas properties. Net cash provided by investing activities increased approximately $97.4 million for the six months ended June 30, 2020 as compared to the same period in 2019 primarily due to the cash proceeds received from the Appalachia Divestiture of $98.1 million and $746,000 in proceeds from the sale of non-core assets, offset by development costs of $1.6 million.

Financing Activities

Net cash provided by or used in financing activities is primarily comprised of activities associated with our credit facilities. During the six months ended June 30, 2020, the Company increased borrowings under the 2018 Credit Facility by approximately $2.0 million and increased borrowings under the Senior Revolving Notes by $5.5 million. The Company also received proceeds from a PPP loan in the amount of $1.3 million. These advances were partially offset by payments of $10.5 million in principal associated with the Old Ironsides Notes, payments of approximately $77.0 million in principal associated with the 2018 Credit Facility, and payments of approximately $1.3 million in principal associated with the Senior Revolving Notes. During the six months ended June 30, 2019, the Company paid $2.0 million in principal associated with the Old Ironsides Notes, paid approximately $6.2 million in principal associated with the 2018 Credit Facility, and paid approximately $5.0 million in principal associated with the Senior Revolving Notes. The payments were partially offset by an increase in borrowings under the 2018 Credit Facility by approximately $4.0 million.

Capital Expenditures

Capital expenditures incurred are summarized in the following table:

	Six Months Ended June 30,
(in thousands)	2020	2019

Drilling and development	$3,236	$1,792
Other	224	71
Total capital expenditures	$3,460	$1,863

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

Critical Accounting Policies, Estimates, Judgments, and Assumptions

Our critical accounting policies and estimates are set forth in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies, Estimates, Judgments, and Assumptions” in our 2019 Annual Report on Form 10-K. As of June 30, 2020, there have been no significant changes to our critical accounting policies and estimates since our 2019 Annual Report on Form 10-K was filed.

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

These forward-looking statements appear in several places in this report and include statements with respect to, among other things:

● ●	estimates of our oil, natural gas liquids, and natural gas reserves; effect of the COVID-19 pandemic and the OPEC price war on our business results;

●	the timing and effectiveness of the Reverse Stock Split and the deregistration of our common stock;

●	estimates of our future oil, natural gas liquids, and natural gas production, including estimates of any increases or decreases in our production;

●	our future financial condition and results of operations;

●	our future revenues, cash flows, and expenses;

●	our access to capital and our anticipated liquidity;

●	our future business strategy and other plans and objectives for future operations and acquisitions;

●	our outlook on oil, natural gas liquids, and natural gas prices;

●	the amount, nature, and timing of future capital expenditures, including future development costs;

●	our ability to access the capital markets to fund capital and other expenditures;

●	our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations; and

●	the impact of federal, state and local political, regulatory, and environmental developments in the United States of America

We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil, natural gas liquids and natural gas. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our 2019 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (the “First Quarter Quarterly Report”).

Should one or more of the risks or uncertainties described above or elsewhere in this Quarterly Report on Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

Our Chief Executive Officer and principal executive officer, Patrick R. McDonald, and our Senior Vice President, Finance and Accounting and principal financial officer, Erich W. Kirsch, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020. Based on this evaluation, they believe that as of June 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Senior Vice President, Finance and Accounting, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are subject to legal claims and proceedings in the ordinary course of our business. Management believes that should the controversies be resolved against us, none of the current pending proceedings would have a material adverse effect on us.

ITEM 1A. Risk Factors

In addition to the risk factors contained in the Item 1A. Risk Factors of the 2019 Annual Report on Form 10-K and Item 1A. Risk Factors of the First Quarter Quarterly Report, investors should carefully consider the following risk factors. These risk factors should be read in conjunction with the risk factors set forth in our 2019 Annual Report on Form 10-K, our First Quarter Quarterly Report and other information contained in this report and our other filings with the SEC, which are hereby incorporated by reference.

Carbon’s operations have been curtailed and Carbon has limited sources of revenue after the Appalachia Divestiture, which may negatively impact the value and liquidity of Carbon’s common stock.

Upon the closing of the Appalachia Divestiture, the size of Carbon’s business operations was significantly reduced and its sources of revenue are limited to its operations in the Ventura Basin through Carbon California. Carbon does not intend to use any portion of the proceeds from the Appalachia Divestiture to support the business operations remaining, and there can be no assurance that Carbon will be successful at carrying out the operations of its remaining business or that it will be successful at generating revenue. A failure by Carbon to secure additional sources of revenue could negatively impact the value and liquidity of its common stock.

Carbon is a holding company with no oil and gas operations of its own, and Carbon depends on its subsidiaries for cash to fund certain of its operations and expenses.

Carbon’s operations are conducted entirely through its subsidiaries, and its ability to generate cash to meet its operating obligations is dependent on the earnings and the receipt of funds from its subsidiaries through distributions or intercompany loans. Carbon California is Carbon’s sole operating subsidiary. Carbon California’s ability to generate adequate cash depends on a number of factors, including development of reserves, successful acquisitions of complementary properties, advantageous drilling conditions, oil and natural gas prices, compliance with all applicable laws and regulations and other factors.

We do not solely control Carbon California.

As of June 30, 2020, we have no significant assets other than our ownership interest in Carbon California, which owns and operates oil, natural gas, and NGLs interests. More specifically:

●	Carbon California is managed by its governing board. Our ability to influence decisions with respect to its operations varies depending on the amount of control we exercise under the governing agreement;

●	We do not control the amount of cash distributed by Carbon California. Further, debt facilities at Carbon California currently restrict distributions. We may influence the amount of cash distributed through our board seats on Carbon California’s governing board, but may not ultimately be successful in such efforts;

●	We may not have the ability to unilaterally require Carbon California to make capital expenditures, and Carbon California may require us to make additional capital contributions to fund operating and maintenance expenditures, as well as to fund expansion capital expenditures, which would reduce the amount of cash otherwise available for dividend payments by us or require us to incur additional indebtedness;

●	Carbon California may incur additional indebtedness without our consent, which debt payments would reduce the amount of cash that might otherwise be available for distributions; and

●	The operator of certain of the assets held by Carbon California and the identity of our partners could change, in some cases without our consent. Our dependence on the operators of such assets and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could have a material adverse effect on the realization of our targeted returns on capital or lead to unexpected future costs.

Due to our lack of asset and geographic diversification, adverse developments in our operating areas would reduce our ability to pay dividends on shares of our common stock.

As of June 30, 2020, all of our assets were located exclusively in the Ventura Basin in California. Due to our lack of diversification in asset type and location, an adverse development in the oil and gas business in the Ventura Basin, including those resulting from the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by and costs associated with governmental regulation, processing or transportation capacity constraints, market limitations, water shortages, wildfires or other weather related conditions, interruption of the processing or transportation of oil, NGLs or natural gas and changes in regional and local political regimes and regulations, would have a significantly greater impact on our results of operations and cash available for dividend payments on shares of our common stock than if we maintained more diverse assets and locations.

We may not be able to generate sufficient cash to manage our business and satisfy our obligations to Old Ironsides and Yorktown.

Following the closing of the Appalachia Divestiture, we have limited remaining sources of cash available to manage our business and pay our liabilities, including the Old Ironsides Notes and the liquidating distribution to Yorktown. Yorktown, as the holder of all of the Series B convertible preferred stock, waived its right to be paid a liquidating distribution of approximately $5.6 million in connection with the closing of the Appalachia Divestiture until the payment in full of the Old Ironsides Notes or the earlier termination or cancellation of the Old Ironsides Notes, at which point the liquidating distribution will become immediately due and payable by the Company out of Company’s assets legally available for distribution to its stockholders.

As of August 4, 2020, approximately $16.4 million in principal and accrued interest was outstanding under the Old Ironsides Notes. Pursuant to the terms of the Payoff Agreement, Carbon is required to apply certain net proceeds from the Appalachia Divestiture in repayment of the Old Ironsides Notes on specified repayment dates tied to milestones under the Purchase Agreement. The initial payment of $10.5 million was paid within three business days after the closing date of the Appalachia Divestiture. The second payment is due within three business days after the settlement and payment of the Final Base Purchase Price (as defined in the purchase agreement for the Appalachia Divestiture). If the sum of the initial payment and the second payment is at least $20.0 million, the Old Ironsides Notes will be deemed paid in full. If the sum of the initial payment and the second payment is at least $18.0 million but less than $20.0 million, the Old Ironsides Notes will be amended such that the outstanding principal balance plus all accrued and unpaid interest is equal to $21.5 million (less the amount of the initial and second payments) and the Old Ironsides Notes will remain outstanding with no other change to the existing terms. If the sum of the initial payment and the second payment is less than $18.0 million, then Carbon will have the opportunity to make a third payment. The third payment would be due within three business days after the first Contingent Payment (as defined in the purchase agreement for the Appalachia Divestiture). If the sum of the initial payment, the second payment and the third payment is at least $18.0 million, the Old Ironsides Notes will be amended such that the outstanding principal balance plus all accrued and unpaid interest is equal to $23.0 million (less the amount of the initial, second and third payments) and the Old Ironsides Notes will remain outstanding with no other change to the existing terms. If the sum of the initial payment, the second payment and the third payment is less than $18.0 million, the payments made by Carbon as of such date will be considered mandatory prepayments and the Old Ironsides Notes will remain outstanding with no change to the existing terms.

Several sources of cash are not yet available to us or are only available to us on a limited basis. One source of cash available to us is our PPP Loan under the PPP, which we received in May 2020. The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The PPP Loan and accrued interest are forgivable after 24 weeks as long as the borrower uses the loan proceeds for documented eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels, and we intend to apply for forgiveness of the PPP Loan as soon as we are eligible. The SBA continues to develop and issue new and updated guidance regarding the PPP loans application process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program. We continue to track the guidance as it is released and assess and re-assess various aspects of its application as necessary based on the guidance. However, given the evolving nature of the guidance and based on our projected ability to use the loan proceeds for qualifying expenses, we cannot give any assurance that our PPP Loan will be forgiven in whole or in part.

Upon the closing of the Appalachia Divestiture and as more fully described in the Company’s proxy statement related to the Appalachia Divestiture, $6.7 million of the purchase price was held in escrow, a portion of which will be released to the Company on the 18-month anniversary of the closing of the Appalachia Divestiture following satisfaction of certain indemnification obligations and the remainder of which will be released to the Company over the 36-month period following the closing of the Appalachia Divestiture if certain release requirements have been met. However, a portion or all of the escrow amount could be distributed to the purchaser in satisfaction of indemnification obligations owed by the Company or if the release requirements are not met.

Further, ongoing general and corporate operations will be funded by management fees paid to the Company by Carbon California of approximately $1.2 million annually as well as any proceeds received from the contingent payment associated with the Appalachia Divestiture. The contingent payment of up to $15.0 million in the aggregate will be calculated and paid yearly by January 5 of each of 2021, 2022 and 2023 based on the contingent payment calculation for calendar years 2020, 2021 and 2022. Also, Carbon and DGOC entered into a transition services agreement to provide, on an interim basis, certain services associated with the divested assets. The services under the transition services agreement commenced on May 26, 2020 and are expected to terminate in November 2020.

Further, Carbon’s operations are conducted entirely through its subsidiaries, and its ability to generate cash to meet its operating obligations is dependent on the earnings and the receipt of funds from its subsidiaries through distributions or intercompany loans. Historically, Carbon California’s distributions have been limited and may continue to be limited and depend on a number of factors, including development of reserves, successful acquisitions of complementary properties, advantageous drilling conditions, oil and natural gas prices, compliance with all applicable laws and regulations and other factors, which are outside our control. Access to additional capital within the current commodity price environment is limited and the terms of any available capital may not be acceptable to the Company.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be sufficient.

Our sole source of revenue is from Carbon California’s operations. Our ability to service our debt obligations depends on the future operating performance and cash flow from Carbon California. There can be no assurance that our cash from operations will be sufficient to meet continuing debt obligations, and if we are unable to generate sufficient cash through our operations, we could face substantial liquidity problems, which could have a material adverse effect on our results of operations and financial condition. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations. Furthermore, these actions may not be permitted under the terms of our existing or future debt agreements.

We intend to deregister our common stock under the Exchange Act. Deregistration may negatively affect the liquidity and trading prices of our common stock and result in less disclosure about us.

Because of the costs associated with preparing and filing our annual, quarterly and current reports under applicable securities laws, we have taken and will continue to take actions to terminate or suspend our ongoing reporting obligations under the Exchange Act. As more fully described in proxy materials filed with the SEC, the Board of Directors is proposing to amend the Company’s amended and restated certificate of incorporation to effect the Reverse Stock Split. If the Reverse Stock Split is approved, it will allow the Company to deregister its common stock and reduce ongoing expenses with respect to filings under the Exchange Act. After the filing of Form 15 to suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act, the Company will no longer be subject to certain provisions of the Exchange Act. However, if we are required to continue to file annual, quarterly or current reports with the SEC, or if we again become subject to such reporting obligations, we will continue to incur the associated costs and expenses, which are substantial.

Once the deregistration is effective, the Company will no longer file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Accordingly, there will be significantly less information regarding the Company available to stockholders and potential investors. In addition, the Company will no longer be subject to the provisions of the Sarbanes-Oxley Act and certain of the liability provisions of the Exchange Act, although the Company will still be subject to the antifraud provisions of the Exchange Act and any applicable state securities laws. Following deregistration, the Company’s executive officers, directors and 10% stockholders will no longer be required to file reports relating to their transactions in the common stock with the SEC. The lack of public information could make trading in our shares of common stock more difficult, which may cause the value of our common stock to decrease. The Company anticipates that after the Reverse Stock Split its common stock will trade on the Pink Non-Current platform of the OTC Markets Group.

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

Given the dynamic nature of the COVID-19 pandemic and related market conditions, we cannot reasonably estimate the period of time these events will persist or the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the consequences of countermeasures taken by governments, businesses and individuals to slow the spread of the pandemic, the ability of pharmaceutical companies to develop effective and safe vaccines and therapeutic drugs, the duration of the outbreak, actions taken by members of OPEC and other foreign, oil-exporting countries, actions taken by customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

The impact of COVID-19 and the OPEC price war may also exacerbate other risks discussed in Item 1A of the 2019 Annual Report and Item 1A of the First Quarter Quarterly Report, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Oil prices are highly volatile. Declines in commodity prices, especially steep declines in the price of oil, have adversely affected, and in the future will adversely affect, our financial condition and results of operations, cash flow, access to the capital markets and ability to grow.

As a result of the Appalachia Divestiture, Carbon will concentrate on the production of oil from its assets in the Ventura Basin. The oil market is highly volatile, and we cannot predict future oil prices. Beginning in February 2020, oil prices have experienced record declines and are currently at record low levels in response to dramatic supply and demand uncertainty caused by the coronavirus pandemic and the recent announcement of planned production increases by Saudi Arabia. For example, the price of oil fell approximately 20% on March 9, 2020 due to Saudi Arabia’s decision to increase its production to record levels. As of August 5, 2020, the NYMEX WTI oil futures price was $42.19 per Bbl. Although OPEC agreed in April to cut production, the responses of oil and gas producers to the lower demand for, and price of, oil, natural gas and NGLs are constantly evolving and remain uncertain. We cannot anticipate whether or when production will return to normalized levels, and oil and natural gas prices could remain at current levels or decline further, for an extended period of time.

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

ITEM 6. Exhibits

Exhibit No.	Description

2.1**	Membership Interest Purchase Agreement, dated as of April 7, 2020, by and among Carbon Energy Corporation, Nytis Exploration (USA) Inc., Diversified Gas & Oil Corporation, Nytis Exploration Company LLC, Carbon Appalachian Company, LLC, and the other entities party thereto, incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 8, 2020.
10.1	Fourth Amendment to the Amended and Restated Credit Agreement, dated April 30, 2020, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 6, 2020.
10.2	Agreement Regarding Payoff and Release or Amendment of Notes, dated as of May 25, 2020, by and among Carbon Energy Corporation, Old Ironsides Fund II-A Portfolio Holding Company, LLC and Old Ironsides Fund II-B Portfolio Holding Company, LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 29, 2020.
10.3*††	Consulting Agreement between Carbon Energy Corporation and Kevin D. Struzeski, dated May 26, 2020.
10.4*††	Consulting Agreement between Carbon Energy Corporation and Mark D. Pierce, dated May 26, 2020.
10.5*	Promissory Note between Carbon Energy Corporation and UMB Bank, dated May 13, 2020.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e).
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e).
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith
**	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Carbon Energy Corporation agrees to furnish supplementally a copy of any such omitted schedule to the SEC upon request.
†	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

††	Management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON ENERGY CORPORATION
(Registrant)

Date: August 14, 2020	By:	/s/ Patrick R. McDonald
PATRICK R. MCDONALD,
Chief Executive Officer

Date: August 14, 2020	By:	/s/ Erich W. Kirsch
ERICH W. KIRSCH
Senior Vice President, Finance and Accounting (Principal Financial and Accounting Officer)